Form 10QSB
period 1996-05-31
OAKRIDGE ENERGY INC
filed 1996-07-15
CIK 216748

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB
            (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 1996.

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.

                         Commission file number 0-8532

                             OAKRIDGE ENERGY, INC.
       (Exact name of small business issuer as specified in its charter)

            Utah                                               87-0287176
  (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                             4613 Jacksboro Highway
                           Wichita Falls, Texas 76302
                    (Address of principal executive offices)

                                 (817) 322-4772
                          (Issuer's telephone number)

                                 Not Applicable
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]   NO [   ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES [ X ]   NO [   ]

The number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 1996: Common Stock, $.04 par value - 5,117,270 shares

Transitional Small Business Disclosure Format (check one);
YES [   ]   NO [ X ]

                                     INDEX

                                                                          Page #
                                                                          ------
Part I - Financial Information
     1.  Financial Statements:

            Condensed Balance Sheets at
               February 29, 1996 and May 31, 1996                            1

            Condensed Statements of Operations
               For the Three Months Ended May 31, 1995 and 1996              2

            Statements of Cash Flows
               For the Three Months Ended May 31, 1995 and 1996              3

            Notes to Condensed Financial Statements                          4

     2.  Management's Discussion and Analysis or Plan of Operation           6

Part II - Other Information
     6.  Exhibits and Reports on Form 8-K                                    9

Signatures                                                                  10




                                      (i)

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                     As of           As of
                                                                         February 29, 1996    May 31, 1996
                                                                         -----------------    ------------
Current assets:                                                                                (Unaudited)
   Cash and cash equivalents                                                  $     44,300    $     51,403
   Trade accounts receivable                                                       314,717         492,166
   Other receivables                                                                45,327          69,059
   Investment securities (note 3)                                                2,506,448       2,559,663
   Current maturities of long-term notes receivable                                  4,395           4,483
   Federal income tax receivable                                                   528,618         701,831
   Prepaid expenses and other                                                       26,675          20,142
                                                                              ------------    ------------
         Total current assets                                                    3,470,480       3,898,747
                                                                              ------------    ------------

Investment securities (note 3)                                                   2,055,136       2,024,570

Long-term notes receivable, net of current maturities                               32,654          31,500

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
   $2,156,926 on February 29, 1996 and $2,326,145 on May 31, 1996                1,943,997       2,550,603

Coal and gravel properties, net of accumulated depletion and depreciation
   of $8,316,008 on February 29, 1996 and $8,319,343 on May 31, 1996               395,153         414,257

Real estate held for development                                                 2,129,819       2,129,819

Other property and equipment, net of accumulated depreciation
   of $770,845 on February 29, 1996 and $779,722 on May 31, 1996                   172,043         168,754

Other assets                                                                       888,994         888,994
                                                                              ------------    ------------
                                                                              $ 11,088,276    $ 12,107,244
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $    284,612    $    338,211
   Accrued expenses                                                                 67,735          57,265
   Other liabilities                                                                77,233         880,505
   Deferred federal income taxes                                                    50,915          57,011
                                                                              ------------    ------------
         Total current liabilities                                                 480,495       1,332,992
                                                                              ------------    ------------

Deferred federal income taxes                                                      235,156         419,874
                                                                              ------------    ------------
         Total liabilities                                                         715,651       1,752,866
                                                                              ------------    ------------

Stockholders' equity:
   Common stock, $.04 par value, 20,000,000 shares authorized,
      10,157,803 shares issued                                                     406,312         406,312
   Additional paid-in capital                                                      805,092         805,092
   Retained earnings                                                            16,688,947      16,681,837
   Net unrealized gain on investment securities available for sale (note 3)         98,833         110,667
                                                                              ------------    ------------
                                                                                17,999,184      18,003,908
   Less treasury stock, at cost; 5,030,758 shares on February 29, 1996
      and 5,040,533 on May 31, 1996                                             (7,626,559)     (7,649,530)
                                                                              ------------    ------------
         Total stockholders' equity                                             10,372,625      10,354,378
                                                                              ============    ============
                                                                              $ 11,088,276    $ 12,107,244
                                                                              ============    ============

The accompanying notes are an integral part of these financial statements.

                             Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For 3 Months    For 3 Months
                                                          Ended           Ended
                                                   May 31, 1995    May 31, 1996
                                                   ------------    ------------
Revenues:
   Oil and gas                                     $     80,216    $    396,694
   Coal and gravel                                       16,140          14,832
   Other                                                 11,550          10,650
                                                   ------------    ------------
      Total revenues                                    107,906         422,176
                                                   ------------    ------------

Operating expenses:
   Oil and gas                                          148,086         289,192
   Coal and gravel                                       18,717          18,133
   Real estate development                                    0          48,442
   General and administrative                           114,323          98,494
                                                   ------------    ------------
      Total operating expenses                          281,126         454,261
                                                   ------------    ------------

      Loss from operations                             (173,220)        (32,085)
                                                   ------------    ------------

Other income (expense):
   Interest income                                      121,697          75,184
   Interest expense                                           0          (9,263)
    Other, net                                              170               0
                                                   ------------    ------------
      Total other income                                121,867          65,921
                                                   ------------    ------------

      Income (loss) before Federal income taxes         (51,353)         33,836
                                                   ------------    ------------

Provision for (benefit of) income taxes                 (19,314)         40,946
                                                   ------------    ------------

         Net loss                                  $    (32,039)   $     (7,110)
                                                   ============    ============

         Net loss per common share                 $      (0.01)   $      (0.00)
                                                   ============    ============

Weighted average shares outstanding                   5,430,716       5,126,833
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                             Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     For 3 Months    For 3 Months
                                                                            Ended           Ended
                                                                     May 31, 1995    May 31, 1996
                                                                     ------------    ------------
Cash flows from operating activities:
   Net loss                                                          $    (32,039)   $     (7,110)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
         Depletion and depreciation                                        27,730         181,430
         Abandoned leaseholds                                              17,859               0
         Accretion on investment securities, net                          (16,740)         (4,720)
         Gain on sales of other property and equipment                    (11,777)              0
         Deferred federal income taxes                                          0         184,718
         Net changes in assets and liabilities:
            Trade accounts receivable                                       4,628        (177,449)
            Other accounts receivable                                      33,280         (23,732)
            Federal income tax receivable                                 (19,314)       (173,213)
            Prepaid expenses and other current assets                       4,066           6,533
            Accounts payable                                               (2,087)         53,599
            Accrued expenses                                               (7,255)        (10,470)
            State income taxes payable                                    (99,300)              0
                                                                     ------------    ------------
               Net cash provided by (used in) operating activities       (100,949)         29,586
                                                                     ------------    ------------

Cash flows from investing activities:
   Additions to oil and gas properties                                   (243,888)       (775,823)
   Additions to coal and gravel properties                                      0         (22,439)
   Additions to other property and equipment                              (15,022)         (5,588)
   Proceeds from sale of other property and equipment                      15,000               0
   Proceeds from sale of investments available for sale                   448,471               0
   Purchases of investments available for sale                           (536,311)              0
   Principal payments received on notes receivable                         20,676           1,066
                                                                     ------------    ------------
               Net cash used in investing activities                     (311,074)       (802,784)
                                                                     ------------    ------------

Cash flows from financing activities:
   Other liabilities                                                            0         803,272
   Purchases of treasury stock                                           (140,512)        (22,971)
                                                                     ------------    ------------
               Net cash provided by (used in) financing activities       (140,512)        780,301
                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents                     (552,535)          7,103

Cash and cash equivalents at beginning of period                          982,079          44,300
                                                                     ------------    ------------

Cash and cash equivalents at end of period                           $    429,544    $     51,403
                                                                     ============    ============

Supplemental disclosures of cash flow information:
   Interest paid                                                     $          0    $      7,345
   Income taxes paid                                                 $     99,300    $     29,382
   Recognition in Stockholders' Equity of the net unrealized holding gains (losses) on available for sale securities of $(60,764), net of tax effect of $(20,660) during the quarter ended
     May 31, 1995 and $167,677, net of tax effect of $57,010 during the quarter ended May 31, 1996.

The accompanying notes are an integral part of these financial statements.

                             OAKRIDGE ENERGY, INC.
                    Notes to Condensed Financial Statements
                                 (Unaudited)

(1) The accompanying unaudited financial statements for the three-month periods ended May 31, 1995 and 1996 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 29, 1996.

(3) Investment securities are accounted for in accordance with the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). Statement No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities.

         In accordance with Statement No. 115, these investments are classified at the time of purchase into one of three categories as follows:

                 - Held to Maturity Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost.

                 - Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be reported at fair value, with unrealized gains and losses included in earnings.

                 - Available for Sale Securities - Debt and equity securities not classified as either held to maturity securities or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects).

         The Company does not have any securities classified as trading as of May 31, 1996. In the case that investment securities are sold, gains and losses are computed under the specific identification method.

         The amortized cost and fair values of investment securities as of May 31, 1996 are as follows:

                                           Gross        Gross
                          Amortized     Unrealized   Unrealized     Fair
                             Cost          Gains       Losses       Value
                          ----------    ----------   ----------   ---------
 Available for sale:
 -------------------
 Equity mutual fund         $999,989       133,477          -     1,133,466
 Corporate notes             249,507           818          -       250,325
 U.S. Treasury notes         999,627        11,313          -     1,010,940
                          ----------    ----------      ------- -----------
     Total current         2,249,123       145,608          -     2,394,731
                          ----------    ----------      ------- -----------

 Corporate notes,
   due within 5 years      2,002,501        22,069          -     2,024,570
                          ----------     ---------      -------   ---------
     Total noncurrent      2,002,501        22,069          -     2,024,570
                          ----------     ---------      -------   ---------

       Total              $4,251,624       167,677          -     4,419,301
                          ==========     =========      =======   =========

 Held to maturity:
 -----------------
 Municipal bonds            $164,932           201          -       165,133
                          ----------    ----------      -------  ----------
     Total current           164,932           201          -       165,133
                          ----------    ----------      -------  ----------

       Total                $164,932           201          -       165,133
                          ==========    ==========      =======  ==========

(4) The Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement No. 121") effective March 1, 1996. Statement No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used by an entity and disposed of. The adoption of Statement No. 121 did not have a material impact on the Company's financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                 The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

                 During the three months ended May 31, 1996, the Company had a net loss of $7,110 ($.00 per share) compared to a net loss of $32,039 ($.01 per share) during the three months ended May 31, 1995. The principal reason for the reduced loss during the 1996 period was a substantial increase in oil and gas revenues resulting from new oil and gas production established in New Mexico and Colorado and a material increase in oil and gas production from the East Texas area.

                 Oil and gas revenues during the three months ended May 31, 1996 increased approximately $316,500 (394.5%) as compared to the 1995 period. During the 1995 period, the Company had no oil and gas revenues from the States of New Mexico and Colorado and only minimal oil revenues from the East Texas area. During the 1996 period, oil and gas revenues from New Mexico and Colorado totaled approximately $99,300, and production from the East Texas area added another approximately $227,600 in revenues. These revenues resulted from two gross (.49 net) oil and gas wells in New Mexico, one gross (.02 net) gas well in Colorado and 14 gross (2.90 net) oil and gas wells in Limestone and Madison Counties in East Texas. The wells in New Mexico were completed and brought on stream in the 1996 period, and the Company also received its first revenues from the Colorado well during the period. All but one of the wells in East Texas were added subsequent to the 1995 period, primarily during the last half of the year ended February 29, 1996 and in the three months ended May 31, 1996. At May 31, 1996, the Company had three additional gross wells (.16 net) in Limestone County, Texas from which the Company had not received any revenues. In addition, one additional gross (.20 net) exploratory well was drilling in New Mexico, and one additional gross (.10 net) development well was drilling in Limestone County, Texas.

                 Oil and gas revenues in the 1996 period were also aided by the receipt of significantly higher product prices. The Company's average oil and gas prices received during the period increased approximately $3.42 per barrel (19.1%) and $1.01 per MCF (88.0%), respectively, as compared to the 1995 period. The Company's new gas production in New Mexico and East Texas receives a substantially higher price than the Company's minor other gas production.

                 Gravel revenues declined approximately $1,300 (8.1%) in the 1996 period due to slightly decreased gravel sales from the

Company's Colorado property as rentals from the property remained constant at the 1995 level. Other income (overhead fees received by the Company as operator) declined $900 (7.8%) due to a small decrease in the number of wells operated by the Company in the North Texas area.

                 The expenses of the Company's oil and gas operations increased approximately $141,100 (95.3%) during the three months ended May 31, 1996 primarily due to the substantially higher level of activity during the period. Such expenses consist of depletion and depreciation expense, lease operating expense, production taxes, abandoned leaseholds and dry hole costs. Depletion and depreciation expense, lease operating expense and production taxes collectively increased a total of approximately $190,600 in the 1996 period due to the new operations being conducted in New Mexico, Colorado and East Texas as all of such expenses declined in the North Texas area. During the 1996 period, however, the Company did not incur any abandoned leaseholds expense (as compared to approximately $17,900 in the 1995 period) and dry hole costs declined approximately $40,700 (56.5%) as the Company participated in the drilling of only one gross (.23 net) dry hole during the period.

                 The expenses of the Company's coal and gravel operations remained at approximately the same level in the three months ended May 31, 1996 as in the comparable 1995 period as lower payroll expense, resulting from the allocation of a portion of an employee's expense to the Company's real estate development operations, was offset by higher engineering and testing and permitting expense.

                 During the three-month 1996 period, the Company incurred $48,442 in real estate development expenses. All of such expenses (contract services, engineering, location maintenance, etc.) were incurred in connection with the Company's preliminary plans to build a golf course on approximately 170 acres of the Company's 2,025 acres of land in La Plata County, Colorado. The Company has applied for a land use permit from La Plata County which would allow the Company to commence preliminary site work on the golf course. The staff of the La Plata County Planning Commission has recently recommended that the permit be approved, subject to certain conditions, but no action has yet been taken by La Plata County on the permit and the Company is unable to predict when any action will be taken.

                 General and administrative expense declined approximately $15,800 (13.8%) during the three months ended May 31, 1996 primarily due to lower payroll, governmental reporting and general depreciation expense.

                 Interest income decreased approximately $46,500 (38.2%) in the 1996 quarter due to the lower level of funds which the

Company had invested during the period, as compared to the 1995 quarter, as the Company primarily funded the deficit cash flow from its operations during and subsequent to the end of the 1995 period from maturities and sales of its investment securities. The Company incurred interest expense of $9,263 in the 1996 quarter due to the Company's election to fund its operations during the period from margin account borrowings against its investment securities available for sale rather than the further sale of any of such securities. See "Financial Condition and Liquidity," below.

                 The Company had income, rather than a loss, before its provision for taxes during a quarter for the first time since the Company sold its principal gas producing properties in South Texas during the fiscal year ended February 28, 1994; however, the Company's provision for taxes exceeded its pre-tax income level due to the combination of franchise taxes paid the State of Texas and federal income taxes. As a result, the Company incurred a small net loss for the 1996 period.

                 The Company's average weighted shares outstanding declined approximately 5.6% in the 1996 period, as compared to 1995, primarily due to the Company's repurchase of shares between June 1, 1995 and March 1, 1996. The Company purchased 9,775 shares during the 1996 period at the end of the quarter.

FINANCIAL CONDITION AND LIQUIDITY

                 During the first quarter of fiscal 1997, the Company's investing activities (principally additions to its oil and gas properties) used approximately $802,800 in cash funds. The Company's financing activities provided approximately $780,300 in funds during the quarter, and the Company's operating activities provided an additional approximate $29,600 in funds. Consequently, the Company's cash and cash equivalents increased by approximately $7,100 at the end of the quarter.

                 All of the funds provided by the Company's financing activities were obtained through margin-account borrowings against certain of the Company's investment securities available for sale. At May 31, 1996, outstanding borrowings in the account totaled approximately $880,500, and the Company had additional borrowing capacity of approximately $1,882,000 in such account.

                 Notwithstanding the increase in the Company's oil and gas revenues which has recently occurred and which the Company expects to continue, the Company anticipates that its activities in the oil and gas business and in real estate development during the remainder of fiscal 1997 will be net users of cash. The Company expects to fund such activities from a combination of further margin account borrowings and the sale of its investment securities.
At May 31, 1996, the Company held total investment securities of approximately $4,584,200.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - Financial Data Schedule for the three months ended May 31, 1996 filed as Exhibit 27.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended May 31, 1996.

                                   SIGNATURES


                 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   OAKRIDGE ENERGY, INC.
                                                       (Registrant)




DATE:  July 15, 1996                 By /s/ Sandra Pautsky
                                       --------------------------------------
                                       Sandra Pautsky, Executive Vice President
                                             and Chief Accounting Officer

                               INDEX TO EXHIBITS

     The exhibits filed herewith are filed in accordance with the requirements of Item 601 to Regulation S-B for filings on Form 10-QSB. For convenient reference, each exhibit is listed according to the number assigned to it in the Exhibit Table of such Item 601.

        (2) - Plan of acquisition, reorganization, arrangement, liquidation or succession - not applicable.

        (3)  -  (i)  Articles of Incorporation - not applicable.
                (ii) Bylaws - not applicable.

        (4) - Instruments defining the rights of security holders, including indentures - not applicable.

        (10) -  Material contracts - not applicable.

        (11) -  Statement re computation of per share earnings - not applicable.

        (15) - Letter on unaudited interim financial information - not applicable.

        (18) -  Letter on change in accounting principles - not applicable.

        (19) -  Reports furnished to security holders - not applicable.

        (22) - Published report regarding matters submitted to vote - not applicable.

        (23) -  Consents of experts and counsel - not applicable.

        (24) -  Power of Attorney - not applicable.

        (27) -  Financial Data Schedule - filed herewith.

        (99) -  Additional exhibits - not applicable.