Form 10QSB
period 1996-08-31
OAKRIDGE ENERGY INC
filed 1996-10-15
CIK 216748

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

         (Mark One)
            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended August 31, 1996.

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from           to          .
                                                     ---------    ---------

                         Commission file number 0-8532

                             OAKRIDGE ENERGY, INC.
       (Exact name of small business issuer as specified in its charter)

           Utah                                                 87-0287176
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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 1996: Common Stock, $.04 par value -5,102,270 shares

Transitional Small Business Disclosure Format (check one);
YES [   ]  NO [ X ]

                                     INDEX

                                                                                            Page #
Part I - Financial Information                                                              ------
     1.  Financial Statements:

      Condensed Balance Sheets at
              February 29, 1996 and August 31, 1996                                           1

      Condensed Statements of Operations
              For the Three Months Ended August 31, 1995 and 1996 and
              for the Six Months Ended August 31, 1995 and 1996                               2

      Statements of Cash Flows
              For the Six Months Ended August 31, 1995 and 1996                               3

      Notes to Condensed Financial Statements                                                 4

     2.  Management's Discussion and Analysis or Plan of Operation                            6

Part II - Other Information
     4.  Submission of Matters to a Vote of Security Holders                                  9

     6.  Exhibits and Reports on Form 8-K                                                     9

Signatures                                                                                   10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                     As of                As of
                                                                                 February 29, 1996    August 31, 1996
                                                                                 -----------------    ---------------
Current assets:                                                                                         (Unaudited)
   Cash and cash equivalents                                                           $44,300             $115,433
   Trade accounts receivable                                                           314,717              413,238
   Other receivables                                                                    45,327               44,842
   Investment securities (note 3)                                                    2,506,448            2,627,424
   Current maturities of long-term notes receivable                                      4,395                4,574
   Federal income tax receivable                                                       528,618              768,654
   Prepaid expenses and other                                                           26,675               15,653
                                                                                   -----------          -----------
         Total current assets                                                        3,470,480            3,989,818
                                                                                   -----------          -----------

Investment securities (note 3)                                                       2,055,136            1,775,412

Long-term notes receivable, net of current maturities                                   32,654               30,321

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
   $2,156,926 on February 29, 1996 and $2,495,141 on August 31, 1996                 1,943,997            2,656,339

Coal and gravel properties, net of accumulated depletion and depreciation
   of $8,316,008 on February 29, 1996 and $8,323,752 on August 31, 1996                395,153              409,848

Real estate held for development                                                     2,129,819            2,207,755

Other property and equipment, net of accumulated depreciation
   of $770,845 on February 29, 1996 and $754,960 on August 31, 1996                    172,043              186,959

Other assets                                                                           888,994              888,994
                                                                                   -----------          -----------
                                                                                   $11,088,276          $12,145,446
                                                                                   ===========          ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $284,612             $294,462
   Accrued expenses                                                                     67,735               48,305
   Other liabilities                                                                    77,233            1,053,483
   Deferred federal income taxes                                                        50,915               49,710
                                                                                   -----------          -----------
         Total current liabilities                                                     480,495            1,445,960
                                                                                   -----------          -----------

Deferred federal income taxes                                                          235,156              459,235
                                                                                   -----------          -----------
         Total liabilities                                                             715,651            1,905,195
                                                                                   -----------          -----------

Stockholders' equity:
   Common stock, $.04 par value, 20,000,000 shares authorized,
          10,157,803 shares issued                                                     406,312              406,312
   Additional paid-in capital                                                          805,092              805,092
   Retained earnings                                                                16,688,947           16,615,632
   Net unrealized gain on investment securities available for sale (note 3)             98,833               96,495
                                                                                   -----------          -----------
                                                                                    17,999,184           17,923,531
   Less treasury stock, at cost; 5,030,758 shares on February 29, 1996
        and 5,055,533 on August 31, 1996                                            (7,626,559)          (7,683,280)
                                                                                   -----------          -----------
         Total stockholders' equity                                                 10,372,625           10,240,251
                                                                                   -----------          -----------
                                                                                   $11,088,276          $12,145,446
                                                                                   ===========          ===========

The accompanying notes are an integral part of these financial statements.

                             Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                               For 3 Months     For 3 Months    For 6 Months    For 6 Months
                                                  Ended           Ended           Ended           Ended
                                             August 31, 1995  August 31, 1996  August 31, 1995  August 31, 1996
                                             ---------------  ---------------  ---------------  ---------------
Revenues:
   Oil and gas                                      $72,049        $388,625        $152,265        $785,319
   Coal and gravel                                   24,899          14,947          41,039          29,779
   Other                                             10,650          11,250          22,200          21,900
                                                  ---------       ---------       ---------       ---------
      Total revenues                                107,598         414,822         215,504         836,998
                                                  ---------       ---------       ---------       ---------

Operating expenses:
   Oil and gas                                      343,804         426,572         491,890         715,764
   Coal and gravel                                   26,537          32,978          45,254          51,111
   Real estate development                            5,489         (33,078)          5,489          15,364
   General and administrative                       134,340         137,665         248,663         236,159
                                                  ---------       ---------       ---------       ---------
      Total operating expenses                      510,170         564,137         791,296       1,018,398
                                                  ---------       ---------       ---------       ---------

      Loss from operations                         (402,572)       (149,315)       (575,792)       (181,400)
                                                  ---------       ---------       ---------       ---------

Other income (expense):
   Interest income                                  119,284          74,155         240,981         149,339
   Interest expense                                       0         (20,352)              0         (29,615)
   Other, net                                         6,411          14,745           6,581          14,745
                                                  ---------       ---------       ---------       ---------
      Total other income                            125,695          68,548         247,562         134,469
                                                  ---------       ---------       ---------       ---------

      Loss before income taxes                     (276,877)        (80,767)       (328,230)        (46,931)
                                                  ---------       ---------       ---------       ---------

Provision for (benefit of) income taxes             (95,161)        (14,562)       (114,475)         26,384
                                                  ---------       ---------       ---------       ---------

         Net loss                                 ($181,716)       ($66,205)      ($213,755)       ($73,315)
                                                  =========       =========       =========       =========

            Net loss per common share                ($0.03)         ($0.01)         ($0.04)         ($0.01)
                                                  =========       =========       =========       =========

Weighted average shares outstanding               5,365,330       5,110,547       5,427,272       5,118,690
                                                  =========       =========       =========       =========





The accompanying notes are an integral part of these financial statements.

                             Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For 6 Months       For 6 Months
                                                                          Ended              Ended
                                                                     August 31, 1995    August 31, 1996
                                                                     ---------------    ---------------
Cash flows from operating activities:
   Net loss                                                              ($213,755)          ($73,315)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Depletion and depreciation                                         54,575            362,326
         Abandoned leaseholds                                              132,060                  0
         Accretion on investment securities, net                           (36,889)            (9,796)
         Gain on sales of other property and equipment                     (16,333)           (14,745)
         Deferred federal income taxes                                           0            224,079
         Net changes in assets and liabilities:
            Trade accounts receivable                                      (46,637)           (98,521)
            Other accounts receivable                                       81,246                485
            Federal income tax receivable                                 (114,534)          (240,036)
            Prepaid expenses and other current assets                      (20,103)            11,022
            Other assets                                                    28,406                  0
            Accounts payable                                               122,214              9,850
            Accrued expenses                                               (12,477)           (19,430)
            State income taxes payable                                     (99,300)                 0
                                                                          --------           --------
               Net cash provided by (used in) operating activities        (141,527)           151,919
                                                                          --------           --------

Cash flows from investing activities:
   Additions to oil and gas properties                                    (393,657)        (1,056,555)
   Additions to coal and gravel properties                                       0            (22,439)
   Additions to real estate held for development                                 0            (77,936)
   Additions to other property and equipment                               (15,022)           (31,284)
   Proceeds from sale of oil and gas properties                                  0              6,000
   Proceeds from sale of other property and equipment                       20,000             14,745
   Proceeds from sale of investments available for sale                    448,471                  0
   Purchases of investments available for sale                            (536,311)                 0
   Maturities of investments held to maturity                              300,000            165,000
   Principal payments received on notes receivable                          21,210              2,154
                                                                          --------           --------
               Net cash used in investing activities                      (155,309)        (1,000,315)
                                                                          --------           --------

Cash flows from financing activities:
   Other liabilities                                                             0            976,250
   Purchases of treasury stock                                            (211,138)           (56,721)
                                                                          --------           --------
               Net cash provided by (used in) financing activities        (211,138)           919,529
                                                                          --------           --------

Net increase (decrease) in cash and cash equivalents                      (507,974)            71,133

Cash and cash equivalents at beginning of period                           982,079             44,300
                                                                          --------           --------
Cash and cash equivalents at end of period                                $474,105           $115,433
                                                                          ========           ========
Supplemental disclosures of cash flow information:
   Interest paid                                                                $0            $28,848
   Income taxes paid                                                       $99,359            $42,341

   Recognition in Stockholders' Equity of the net unrealized holding gains on available for sale securities of $11,768 net of tax effect of $6,062 during the six months ended August 31, 1995 and $2,338 net of tax effect of $1,205 during the six months ended August 31, 1996

The accompanying notes are an integral part of these financial statements.

                             OAKRIDGE ENERGY, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

(1) The accompanying unaudited financial statements for the three and six-month periods ended August 31, 1995 and 1996 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

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

         The Company does not have any securities classified as trading as of August 31, 1996. In the case that investment securities are sold, gains and losses are computed under the specific identification method.

         The amortized cost and fair values of investment securities as of August 31, 1996 are as follows:

                                       Gross           Gross
                        Amortized    Unrealized      Unrealized        Fair
                           Cost         Gains          Losses          Value
                        ---------    ----------      ----------        -----
 Available for sale:
 -------------------
 Equity mutual fund      $999,989       119,367            -         1,119,356
 Corporate notes          248,303         2,892            -           251,195
 U.S. Treasury notes      999,788         6,772            -         1,006,560
 U.S. Government agency
  bonds                   249,704           609            -           250,313
                       ----------       -------          ---         ---------
         Total current  2,497,784       129,640            -         2,627,424
                       ----------       -------          ---         ---------

 Corporate notes,
  due within 5 years    1,539,976        13,669            -         1,553,645
 U.S. Government agency
  bonds, due within
  5 years                 218,871         2,896            -           221,767
                       ----------       -------          ---         ---------
 Total noncurrent       1,758,847        16,565            -         1,775,412
                       ----------       -------          ---         ---------

 Total                 $4,256,631       146,205            -         4,402,836
                       ==========       =======          ===         =========


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

RESULTS OF OPERATIONS

              During the three and six-month periods ended August 31, 1996, the Company had net losses of $66,205 ($.01 per share) and $73,315 ($.01 per share) compared to net losses of $181,716 ($.03 per share) and $213,755 ($.04 per share) in the matching 1995 periods. The principal reason for the reduced losses in the 1996 periods was a substantial increase in oil and gas revenues, primarily from the New Mexico and East Texas areas.

              Oil and gas revenues increased approximately $316,600 (439.4%) and $633,100 (415.8%) during the three and six months ended August 31, 1996, respectively. During the 1995 periods, the Company had no oil and gas revenues from New Mexico and only minimal oil revenues from the East Texas area. During the three and six-month 1996 periods, however, oil and gas revenues from New Mexico totaled approximately $19,900 and $104,100, respectively, and production from the East Texas area added another approximately $297,400 and $525,000 in revenues. These revenues resulted from two gross (.49 net) oil and gas wells in New Mexico and 15 gross (3.05 net) oil and gas wells in Limestone and Madison Counties in East Texas. All of the wells in New Mexico were completed and brought on stream in the 1996 periods, and all but one of the wells in East Texas were added subsequent to the 1995 periods. At August 31, 1996, the Company had three additional gross gas wells (.20 net) in Limestone County, Texas from which the Company had not received any revenues, and two additional gross (.35 net) development wells were drilling in the East Texas area.

              Oil and gas revenues in the 1996 periods were also aided by the receipt of significantly higher product prices. The Company's average oil price received increased approximately $3.93 per barrel (23.8%) in the three-month period and $3.70 per barrel (21.5%) in the six-month period. In addition, increases of approximately $1.03 per MCF (93.7%) and $1.02 per MCF (90.6%) were sustained in the Company's average gas prices received during such periods. The Company's new gas production in New Mexico and East Texas commands substantially higher prices than the Company's minor other gas production in the North Texas area.

              Gravel revenues declined approximately $10,000 (40.0%) and $11,300 (27.4%) during the three and six months ended August 31, 1996, respectively, due to decreased gravel sales from the Company's Colorado property resulting from a decline in product demand in the area as rentals received from the property remained constant at the 1995 levels. Other income (overhead fees received by the Company as operator in the North Texas area) increased slightly (5.6%) in the three-month 1996 period but declined nominally (1.4%) in the six-month period.

              The expenses of the Company's oil and gas operations increased approximately $82,800 (24.1%) during the three months ended August 31, 1996 and $223,900 (45.5%) in the six-month period, primarily due to a higher level of activity. Such expenses consist of depletion and depreciation expense, lease operating expense, production taxes, abandoned leaseholds and dry hole costs. All categories of such expenses, other than abandoned leaseholds and dry hole costs, increased significantly in both 1996 periods due to the new operations being conducted in New Mexico and East Texas as all of such expenses declined in the North Texas area. The Company did not incur any abandoned leaseholds expense in either of the 1996 periods as compared to approximately $114,200 and $132,100 of such expense incurred in the three and six-month 1995 periods. Dry hole costs declined approximately $33,200 and $73,900 in the three and six months ended August 31, 1996, respectively, due to the higher amount of unsuccessful drilling activity in the 1995 periods.

              The expenses of the Company's coal and gravel operations increased approximately $6,400 (24.3%) and $5,900 (12.9%) in the three and six-month 1996 periods, respectively, due to higher engineering and testing and permitting expenses incurred to amend the amount of acreage included in the Company's coal permit and greater ad valorem taxes.

              In August 1996 La Plata County, Colorado granted the Company a land use permit, with certain conditions attached, which will allow the Company to commence preliminary site work on the golf course the Company plans to build on approximately 170 acres of the Company's 2,025 acres of land in such county. The permit is for construction of the golf course only, and clubhouse, pump and waterline construction will require a revised permit and master plan approval or annexation and approval by the City of Durango, Colorado. As a result of the granting of such permit, the Company capitalized certain expenses that it had previously expensed in the three months ended May 31, 1996, which resulted in a credit (rather than an expense) of approximately $33,000 for the Company's real estate development operations during the three months ended August 31, 1996. In the six-month 1996 period, however, real estate development expenses increased approximately $9,900 due to equipment repairs. As a result of the conditions attached to the permit which must be satisfied and the oncoming winter season which will make any significant work on the golf course very difficult, the Company does not expect to expend significant funds on golf course construction during the remainder of the fiscal year ending February 28, 1997. The Company plans on using its existing heavy equipment and employees to perform as much of the work as possible. See "Financial Condition and Liquidity," below.

              General and administrative expense increased approximately $3,300 (2.5%) in the three months ended August 31, 1996 but declined approximately $12,500 (5.0%) in the six-month 1996 period. Generally, in both periods, independent petroleum engineering and governmental and shareholder reporting expenses were higher and payroll expense was substantially lower.

              Interest income decreased approximately $45,100 (37.8%) in the 1996 three-month period and approximately $91,600 (38.0%) in the 1996 six-month period due to the lower level of funds the Company had invested during the periods, as compared to 1995 periods. The Company primarily funded the deficit cash flow from its operations during the 1995 periods and for the remainder of the 1995-1996 year from maturities and sales of its investment securities. The Company incurred interest expense of $20,352 and $29,615 in the three and six-month 1996 periods, respectively, due to the Company's election to fund its operations during such periods principally from margin account borrowings against its investment securities available for sale rather than from any further sale of such securities.

              Due to the net loss from operations incurred in the three months ended August 31, 1996, the Company's income tax provision resulted in a benefit to the Company of approximately $14,600; however, notwithstanding the net loss from operations in the six-month 1996 period also, the Company's tax provision was a $26,400 charge due to franchise taxes paid the State of Texas and quarterly federal income tax estimate payments.

              The Company's average weighted shares outstanding declined approximately 4.7% and 5.6%, respectively, in the three and six-month 1996 periods primarily due to the Company's purchase of shares during and subsequent to the 1995 periods. The Company purchased 15,000 shares during the 1996 three-month period and 24,775 shares during the six-month period.

FINANCIAL CONDITION AND LIQUIDITY

              During the first half of fiscal 1997, the Company's investing activities (principally additions to its oil and gas properties) used approximately $1,000,300 in cash funds. The Company's financing activities provided approximately $919,500 in funds during the period, and the Company's operating activities provided an additional approximate $151,900 in funds. Consequently, the Company's cash and cash equivalents increased by approximately $71,100 at the end of the period.

              All of the funds provided by the Company's financing activities were obtained through margin-account borrowings against certain of the Company's investment securities available for sale. At August 31, 1996, outstanding borrowings in the account totaled approximately $1,053,500 and the Company had additional borrowing capacity of approximately $2,268,200 in such account.

              Notwithstanding the increase in the Company's oil and gas revenues which has occurred in fiscal 1997 and which the Company expects to continue, the Company anticipates that its activities in the oil and gas business and in real estate development during the remainder of fiscal 1997 will be net users of cash. The Company expects to fund such activities from a combination of further margin-account borrowings and the sale of its investment securities. At August 31, 1996, the Company held total investment securities of approximately $4,402,800.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       (a) The Company's 1996 Annual Meeting of Shareholders (the "Meeting") was held on June 27, 1996.

       (b) At the Meeting, Noel Pautsky, Sandra Pautsky, Danny Croker and Randy Camp were elected as directors of the Company to serve until the 1997 Annual Meeting of Shareholders or until their successors are elected.

       (c) A total of 4,359,993 shares were represented in person or by proxy at the Meeting. The election of directors was the only matter voted upon by the Company's stockholders at the Meeting. The following sets forth the results of the vote:

                              NUMBER OF SHARES    NUMBER OF SHARES
       NAME OF NOMINEE           VOTED FOR       AUTHORITY WITHHELD
       ---------------        ----------------   ------------------
       Noel Pautsky                4,358,793             1,200
       Sandra Pautsky              4,358,793             1,200
       Danny Croker                4,357,793             2,200
       Randy Camp                  4,358,793             1,200

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits - Financial Data Schedule for the six months ended August 31, 1996 filed as Exhibit 27.

           (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended August 31, 1996.

                                   SIGNATURES


                 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               OAKRIDGE ENERGY, INC.
                                                  (Registrant)



DATE:  October 15, 1996                        By /s/ Sandra Pautsky
                                                  ------------------------------
                                                  Sandra Pautsky, Executive Vice
                                                  President and Chief Accounting
                                                  Officer

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