Form 10QSB
period 1996-11-30
OAKRIDGE ENERGY INC
filed 1997-01-14
CIK 216748

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB
 (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1996.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1996: Common Stock, $.04 par value - 5,102,270 shares

Transitional Small Business Disclosure Format (check one);
YES [   ]      NO [ X ]

                                     INDEX

                                                                                     Page #
                                                                                     ------
Part I - Financial Information

        1.  Financial Statements:

              Condensed Balance Sheets at
                      February 29, 1996 and November 30, 1996                             1

              Condensed Statements of Operations
                      For the Three Months Ended November 30, 1995 and 1996 and
                      for the Nine Months Ended November 30, 1995 and 1996                2

              Statements of Cash Flows
                      For the Nine Months Ended November 30, 1995 and 1996                3

              Notes to Condensed Financial Statements                                     4

        2.  Management's Discussion and Analysis or Plan of Operation                     6

Part II - Other Information

        6.  Exhibits and Reports on Form 8-K                                              9

Signatures                                                                               10



                                     (i)

                         Part I - Financial Information
Item 1. Financial Statements.
                             Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                              As of                As of
                                                                                  February 29, 1996    November 30, 1996
                                                                                  ------------------   ------------------
Current assets:                                                                                          (Unaudited)
   Cash and cash equivalents                                                       $     44,300         $     83,587
   Trade accounts receivable                                                            314,717              394,719
   Other receivables                                                                     45,327               66,123
   Investment securities (note 3)                                                     2,506,448            2,939,382
   Current maturities of long-term notes receivable                                       4,395                4,666
   Federal income tax receivable                                                        528,618              860,913
   Prepaid expenses and other                                                            26,675               10,315
                                                                                   ------------         ------------
         Total current assets                                                         3,470,480            4,359,705
                                                                                   ------------         ------------

Investment securities (note 3)                                                        2,055,136            1,547,544

Long-term notes receivable, net of current maturities                                    32,654               29,120

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
   $2,156,926 on February 29, 1996 and $2,630,432 on November 30, 1996                1,943,997            2,939,676

Coal and gravel properties, net of accumulated depletion and depreciation
   of $8,316,008 on February 29, 1996 and $8,328,991 on November 30, 1996               395,153              404,609

Real estate held for development                                                      2,129,819            2,243,081

Other property and equipment, net of accumulated depreciation
   of $770,845 on February 29, 1996 and $749,116 on November 30, 1996                   172,043              175,428

Other assets                                                                            888,994            1,191,392
                                                                                   ------------         ------------
                                                                                   $ 11,088,276         $ 12,890,555
                                                                                   ============         ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $    284,612         $    361,800
   Accrued expenses                                                                      67,735               37,539
   Other liabilities                                                                     77,233            1,454,792
   Deferred federal income taxes                                                         50,915               76,617
                                                                                   ------------         ------------
         Total current liabilities                                                      480,495            1,930,748
                                                                                   ------------         ------------
Deferred federal income taxes                                                           235,156              590,877
                                                                                   ------------         ------------
         Total liabilities                                                              715,651            2,521,625
                                                                                   ------------         ------------
Stockholders' equity:
   Common stock, $.04 par value, 20,000,000 shares authorized,
          10,157,803 shares issued                                                      406,312              406,312
   Additional paid-in capital                                                           805,092              805,092
   Retained earnings                                                                 16,688,947           16,692,079
   Net unrealized gain on investment securities available for sale (note 3)              98,833              148,727
                                                                                   ------------         ------------
                                                                                     17,999,184           18,052,210
   Less treasury stock, at cost; 5,030,758 shares on February 29, 1996
        and 5,055,533 on November 30, 1996                                           (7,626,559)          (7,683,280)
                                                                                   ------------         ------------
         Total stockholders' equity                                                  10,372,625           10,368,930
                                                                                   ------------         ------------
                                                                                   $ 11,088,276         $ 12,890,555
                                                                                   ============         ============

The accompanying notes are an integral part of these financial statements.

                             Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               For 3 Months         For 3 Months            For 9 Months         For 9 Months
                                                      Ended                Ended                   Ended                Ended
                                          November 30, 1995    November 30, 1996       November 30, 1995    November 30, 1996
                                         ------------------    -----------------       ------------------   ------------------
Revenues:
   Oil and gas                                $89,409                $538,242                 $241,674              $1,323,561
   Coal and gravel                             22,317                  17,382                   63,356                  47,161
   Other                                       10,350                  12,450                   32,550                  34,350
                                         ------------            ------------           --------------           -------------
      Total revenues                          122,076                 568,074                  337,580               1,405,072
                                         ------------            ------------           --------------           -------------

Operating expenses:
   Oil and gas                                798,372                 355,799                1,290,262               1,071,563
   Coal and gravel                             25,900                  33,298                   71,154                  84,409
   Real estate development                      3,317                  31,884                    8,806                  47,248
   General and administrative                 155,543                 118,245                  404,206                 354,404
                                         ------------            ------------           --------------           -------------
      Total operating expenses                983,132                 539,226                1,774,428               1,557,624
                                         ------------            ------------           --------------           -------------

      Income (loss) from operations          (861,056)                 28,848               (1,436,848)               (152,552)
                                         ------------            ------------           --------------           -------------

Other income (expense):
   Interest income                            108,922                  72,598                  349,903                 221,937
   Interest expense                              (767)                (24,137)                    (767)                (53,752)
   Other, net                                  29,035                  38,521                   35,616                  53,266
                                         ------------            ------------           --------------           -------------
      Total other income                      137,190                  86,982                  384,752                 221,451
                                         ------------            ------------           --------------           -------------

      Income (loss) before income taxes      (723,866)                115,830               (1,052,096)                 68,899
                                         ------------            ------------           --------------           -------------

Provision for (benefit of) income taxes      (246,382)                 39,383                 (360,857)                 65,767
                                         ------------            ------------           --------------           -------------

         Net income (loss)                  ($477,484)                $76,447                ($691,239)                 $3,132
                                         ============            ============           ==============           =============
            Net income (loss) per
                      common share             ($0.09)                  $0.01                   ($0.13)                  $0.00
                                         ============            ============           ==============           =============

Weighted average shares outstanding         5,334,165               5,102,270                5,376,892               5,113,256
                                         ============            ============           ==============           =============



The accompanying notes are an integral part of these financial statements.

                             Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    For 9 Months       For 9 Months
                                                                                           Ended              Ended
                                                                               November 30, 1995  November 30, 1996
                                                                               -----------------  ------------------
Cash flows from operating activities:
   Net income (loss)                                                                 ($691,239)         $3,132
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depletion and depreciation                                                     76,999         510,650
         Abandoned leaseholds                                                          132,060               0
         Accretion on investment securities, net                                       (54,660)        (14,746)
         Gain on sales of investments available for sale                               (15,309)              0
         Gain on sales of oil and gas properties                                             0          (7,410)
         Gain on sales of other property and equipment                                 (16,333)        (45,856)
         Deferred federal income taxes                                                (190,400)        355,721
         Net changes in assets and liabilities:
            Trade accounts receivable                                                  (55,774)        (80,002)
            Other accounts receivable                                                   78,495         (20,796)
            Federal income tax receivable                                             (170,828)       (332,295)
            Prepaid expenses and other current assets                                 (287,872)         16,360
            Other assets                                                                28,406        (302,398)
            Accounts payable                                                            69,900          77,188
            Accrued expenses                                                           (31,228)        (30,196)
            State income taxes payable                                                (817,116)              0
                                                                                  ------------    ------------
               Net cash provided by (used in) operating activities                  (1,944,899)        129,352
                                                                                  ------------    ------------
Cash flows from investing activities:
   Additions to oil and gas properties                                                (647,720)     (1,475,184)
   Additions to coal and gravel properties                                                   0         (22,439)
   Additions to real estate held for development                                             0        (113,262)
   Additions to other property and equipment                                           (15,022)        (31,284)
   Proceeds from sale of oil and gas properties                                              0          13,410
   Proceeds from sale of other property and equipment                                   20,000          49,593
   Proceeds from sale of investments available for sale                              1,861,741               0
   Purchases of investments available for sale                                        (536,311)              0
   Maturities of investments held to maturity                                          350,000         165,000
   Principal payments received on notes receivable                                      21,740           3,263
                                                                                  ------------    ------------
               Net cash provided by (used in) investing activities                   1,054,428      (1,410,903)
                                                                                  ------------    ------------
Cash flows from financing activities:
   Other liabilities                                                                   330,217       1,377,559
   Purchases of treasury stock                                                        (325,734)        (56,721)
                                                                                  ------------    ------------
               Net cash provided by financing activities                                 4,483       1,320,838
                                                                                  ------------    ------------
Net increase (decrease) in cash and cash equivalents                                  (885,988)         39,287

Cash and cash equivalents at beginning of period                                       982,079          44,300
                                                                                  ------------    ------------
Cash and cash equivalents at end of period                                             $96,091         $83,587
                                                                                  ============    ============
Supplemental disclosures of cash flow information:
   Interest paid                                                                            $0         $51,967
   Income taxes paid                                                                  $817,487         $42,340

   Recognition in Stockholders' Equity of the net unrealized holding gains on available for sale securities of $179,348, net of tax effect of $92,392 during the nine months ended November 30, 1995 and $49,894, net of tax effect of $25,702 during the nine months ended November 30, 1996.



The accompanying notes are an integral part of these financial statements.

                             OAKRIDGE ENERGY, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

(1) The accompanying unaudited financial statements for the three and nine-month periods ended November 30, 1995 and 1996 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 29, 1996.

         The accompanying unaudited condensed statements of operations for the three and nine months ended November 30, 1995 and the unaudited statement of cash flows for the nine months ended November 30, 1995 have been adjusted to include the effects of certain fourth quarter adjustments as noted in note 10 to the Company's annual financial statements for the fiscal year ended February 29, 1996.

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

         The Company does not have any securities classified as trading as of November 30, 1996. In the case that investment securities are sold, gains and losses are computed under the specific identification method.

         The amortized cost and fair values of investment securities as of November 30, 1996 are as follows:

                                                                Gross           Gross
                                           Amortized          Unrealized      Unrealized        Fair
                                              Cost              Gains           Losses          Value
                                           ----------         ----------      ----------      ---------
         Available for sale:

         Equity mutual fund                  $999,989          184,271               -        1,184,260
         Corporate notes                      496,366            6,798               -          503,164
         U.S. Treasury notes                  999,946            1,934               -        1,001,880
         U.S. Government agency
          bonds                               249,901              177               -          250,078
                                           ----------          -------           -----        ---------
                 Total current              2,746,202          193,180               -        2,939,382
                                           ----------          -------           -----        ---------

         Corporate notes,
          due within 5 years                1,295,988           24,727               -        1,320,715
         U.S. Government agency
          bonds, due within
          5 years                             219,395            7,434               -          226,829
                                           ----------          -------           -----        ---------
                 Total noncurrent           1,515,383           32,161               -        1,547,544
                                           ----------          -------           -----        ---------

                          Total            $4,261,585          225,341               -        4,486,926
                                           ==========          =======           =====        =========


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

RESULTS OF OPERATIONS

                 During the three and nine-month periods ended November 30, 1996, the Company had net income of $76,447 ($.01 per share) and $3,132 ($.00 per share) compared to net losses of $477,484 ($.09 per share) and $691,239 ($.13 per share) in the matching 1995 periods. The principal reason for the improved performances in the 1996 periods was a substantial increase in oil and gas revenues, primarily from the East Texas area.

                 Oil and gas revenues increased approximately $448,800 (502.0%) and $1,081,900 (447.7%) during the three and nine months ended November 30, 1996, respectively. During the 1995 periods, the Company had only a small amount of oil and gas revenues from the East Texas area. During the three and nine-month 1996 periods, however, oil and gas revenues from such area totaled approximately $433,500 and $958,500. These revenues resulted from 24 gross (4.41 net) oil and gas wells in Limestone and Madison Counties in East Texas, most of which were added subsequent to the 1995 periods. Oil and gas revenues in the 1996 nine-month period were also aided by production from two gross (.49 net) wells in New Mexico, both of which were brought on stream subsequent to the 1995 periods. At November 30, 1996, the Company had four additional gross (.63 net) development wells drilling in the East Texas area.

                 Oil and gas revenues in the 1996 periods were also aided by the receipt of significantly higher product prices. The Company's average oil price received increased approximately $7.28 per barrel (44.6%) in the three-month period and $5.10 per barrel (30.1%) in the nine-month period. In addition, increases of approximately $.50 per MCF (36.5%) and $.79 per MCF (63.2%) were sustained in the Company's average gas prices received during such periods. The Company's new gas production in East Texas and New Mexico commands substantially higher prices than the Company's minor other gas production in the North Texas area.

                 Gravel revenues declined approximately $4,900 (22.1%) and $16,200 (25.6%) during the three and nine months ended November 30, 1996, respectively, due to decreased gravel sales from the Company's Colorado property resulting from a decline in product demand in the area as rentals received form the property remained constant at the 1995 levels. Other income (overhead fees received by the Company as operator in the North Texas area) increased slightly in both 1996 periods.

                 The expenses of the Company's oil and gas operations (i.e., depletion and depreciation expense, lease operating expense, production taxes, abandoned leaseholds and dry hole costs) decreased approximately $442,600 (55.4%) during the three months ended November 30, 1996 and $218,700 (16.9%) in the nine-month period. During the 1995 periods, the Company incurred approximately $560,000 in exploration expense to acquire almost 36 square miles of three-dimensional seismic information pertaining to the area in which the Company purchased an interest in new leases in New Mexico. See Note (2) of Notes to Condensed Financial Statements. Pursuant to the successful efforts method of accounting used by the Company, the cost of such information was expensed as incurred rather than being capitalized. The Company incurred no comparable amount of exploration expense in the 1996 periods, and this was the principal reason for the decreases in the expenses of oil and gas operations during such periods. Depletion and depreciation expense, lease operating expense and production taxes increased significantly in both 1996 periods due to the new operations being conducted in East Texas and New Mexico. The Company did not incur any abandoned leaseholds expense in the 1995 three-month period or in either of the 1996 periods but did incur approximately $132,100 of such expense in the nine-month 1995 period. Dry hole costs declined approximately $96,400 (55.9%) and $176,100 (42.1%) in the three and nine months ended November 30, 1996, respectively, due to the higher amount of unsuccessful drilling activity in the 1995 periods.

                 The expenses of the Company's coal and gravel operations increased approximately $7,400 (28.6%) and $13,300 (18.6%) in the three and nine-month 1996 periods, respectively, due to higher engineering and testing and permitting expenses incurred to amend the amount of acreage included in the Company's coal permit and greater ad valorem taxes.

                 In August 1996 La Plata County, Colorado granted the Company a land use permit, with certain conditions attached, which allowed the Company to commence preliminary site work on the golf course the Company is building on approximately 170 acres of the Company's 2,025 acres of land in such county. The permit is for construction of the golf course only, and clubhouse, pump and waterline construction will require a revised permit and master plan approval or annexation and approval by the City of Durango, Colorado. The Company plans on using its existing heavy equipment and employees to perform as much of the work as possible, and repair expenses incurred on such equipment to ready it for such work were the principal reason for the approximately $28,600 and $38,400 increases in the Company's real estate development expenses in the three and nine-month 1996 periods, respectively. The Company does not expect to expend significant funds on golf course construction during the remainder of the fiscal year ending February 28, 1997 due to the winter season, which will make any significant work on the golf course very difficult.

                 General and administrative expense decreased approximately $37,300 (24.0%) and $49,800 (12.3%) in the three and nine months ended November 30, 1996. Generally, in both periods, litigation and tax accounting expenses were substantially lower. In the 1995 periods, the Company incurred litigation expense pertaining to the fair value to be paid by the Company to certain former shareholders who dissented from the sale of the Company's South Texas gas properties in September 1993 for their common stock. The Company incurred only minimal litigation expense in the three-month 1996 period, and the level of such expense in the nine-month period declined approximately $12,900. In addition, during the nine-month 1996 period payroll and general depreciation expenses were also significantly lower.

                 Interest income decreased approximately $36,300 (33.3%) in the 1996 three-month period and approximately $128,000 (36.6%) in the 1996 nine-month period due to the lower level of funds the Company had invested during the periods, as compared to the 1995 periods. The Company primarily funded the deficit cash flow from its operations during the 1995 periods and for the remainder of the 1995-1996 year from maturities and sales of its investment securities. The Company incurred interest expense of approximately $24,100 and $53,800 in the three and nine-month 1996 periods due to the Company's election to fund its operations during such periods principally from margin account borrowings against its investment securities available for sale rather than from any further sale of such securities.

                 The Company's provision for income taxes in the nine months ended November 30, 1996 constituted approximately 95% of its pre-tax income for such period due to the payment of approximately $29,400 in state franchise taxes and $12,900 in quarterly federal income tax estimates during such period.

                 The Company's average weighted shares outstanding declined approximately 4.3% and 4.9%, respectively, in the three and nine-month 1996 periods primarily due to the Company's purchase of shares during and subsequent to the 1995 periods. The Company did not purchase any shares during the 1996 three-month period but purchased 24,775 shares during the nine-month period.

FINANCIAL CONDITION AND LIQUIDITY

                 During the first nine months of fiscal 1997, the Company's investing activities (principally additions to its oil and gas properties) used approximately $1,410,900 in cash funds. The Company's financing activities provided approximately $1,320,800 in funds during the period, and the Company's operating activities provided an additional approximately $129,400 in funds. Consequently, the Company's cash and cash equivalents increased by approximately $39,300 at the end of the period.

                 All of the funds provided by the Company's financing activities were obtained through margin-account borrowings against certain of the Company's investment securities available for sale. At November 30, 1996, outstanding borrowings in the account totaled approximately $1,454,800 and the Company had additional borrowing capacity of approximately $1,974,900 in such account.

                 Given the increase in the Company's oil and gas revenues which has occurred in fiscal 1997 and which the Company expects to continue, the Company is currently unsure whether its activities in the oil and gas business and in real estate development during the remainder of fiscal 1997 will be net users of cash. If such activities do require a further infusion of cash, the Company expects to fund them from a combination of further margin-account borrowings and the sale or maturities of its investment securities. At November 30, 1996, the Company held total investment securities of approximately $4,486,900.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                 (a) Exhibits - Financial Data Schedule for the nine months ended November 30, 1996 filed as Exhibit 27.

                 (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended November 30, 1996.

                                   SIGNATURES


                 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OAKRIDGE ENERGY, INC.
                                            (Registrant)



DATE: January 14, 1997                 By /s/ Sandra Pautsky
                                          -------------------------------------
                                          Sandra Pautsky, Executive Vice
                                          President and Chief Accounting Officer

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