Form 10KSB
period 1997-02-28
OAKRIDGE ENERGY INC
filed 1997-05-29
CIK 216748

                    U.S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  FORM 10-KSB
(Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 28, 1997

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                         Commission file number 0-8532

                             OAKRIDGE ENERGY, INC.

                 (Name of small business issuer in its charter)

                             Utah                            87-0287176
                 (State or other jurisdiction of          (I.R.S. Employer
                 incorporation or organization)          Identification No.)

                       4613 Jacksboro Highway
                        Wichita Falls, Texas                    76302
               (Address of principal executive offices)         (Zip Code)

                    Issuer's telephone number: 940-322-4772

         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of each exchange on
       Title of each class                              which registered
       -------------------                          ------------------------

              None                                             ----

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.04 par value
                                (Title of class)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR. $2,553,362

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS.

                         $4,594,354 as of May 16, 1997

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

                          4,989,309 as of May 22, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal Year Ended February 28, 1997 - Part III

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I................................................................      1

ITEM 1.           DESCRIPTION OF BUSINESS.............................      1

                  Summary of Developments in Fiscal 1995, 1996
                    and 1997..........................................      1
                  Oil and Gas Operations..............................      1
                  Coal and Gravel Operations..........................      2
                  Real Estate Held for Development....................      3
                  Competition and Markets.............................      4
                  Regulation..........................................      5
                  Operating Hazards and Uninsured Risks...............      6
                  Employees...........................................      6

ITEM 2.           DESCRIPTION OF PROPERTY.............................      7

                  Oil and Gas Properties..............................      7
                           Reserves...................................      7
                           Production.................................      7
                           Lifting Costs and Average Sales Prices.....      8
                           Sales Contracts and Major Customers........      8
                           Developed Acreage and Productive Wells.....      9
                           Undeveloped Acreage........................      9
                           Drilling Activity..........................     10
                  Coal and Gravel Properties..........................     11
                  Real Estate ........................................     12
                  Office Building.....................................     12

ITEM 3.           LEGAL PROCEEDINGS...................................     12

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS..................................     13

PART II...............................................................     13

ITEM 5.           MARKET FOR COMMON EQUITY
                    AND RELATED STOCKHOLDER MATTERS...................     13

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                    PLAN OF OPERATION.................................     14

                  Results of Operations...............................     14
                  Financial Condition and Liquidity...................     16

                                                                          Page
                                                                          ----

ITEM 7.           FINANCIAL STATEMENTS................................     17

                  Index to Financial Statements.......................     17
                  Independent Auditors' Report........................     18
                  Balance Sheets as of February 28, 1997 and
                    February 29, 1996.................................     19
                  Statements of Operations for the years ended
                    February 28, 1997 and February 29, 1996...........     21
                  Statements of Stockholders' Equity for the
                    years ended February 28, 1997 and February
                    29, 1996..........................................     22
                  Statements of Cash Flows for the years ended
                    February 28, 1997 and February 29, 1996...........     23
                  Notes to Financial Statements.......................     25

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE............     36

PART III..............................................................     36

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                    OF THE EXCHANGE ACT...............................     36

ITEM 10.          EXECUTIVE COMPENSATION..............................     36

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT.............................     36

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS......................................     36

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K....................     37

                  Exhibits............................................     37
                  Reports on Form 8-K.................................     37

SIGNATURES............................................................     38

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

          Oakridge Energy, Inc. (the "Company") is engaged in the exploration for and development, production and sale of oil and gas primarily in Texas and New Mexico and, to a lesser extent, in the exploration for and development of coal and gravel in Colorado. In addition, the Company holds certain real estate in Colorado for development.

          The Company is a Utah corporation incorporated in 1969. The Company's executive offices are located at 4613 Jacksboro Highway, Wichita Falls, Texas 76302. The Company's telephone number is (940) 322-4772.

Summary of Developments in Fiscal 1995, 1996 and 1997

          Following the Company's sale of its principal producing oil and gas leases covering lands in Edwards and Sutton Counties, Texas and the writedown of the remaining costs of its Carbon Junction coal mine located on 2,025 acres of land owned by the Company in fee outside of Durango, Colorado in fiscal 1994, the Company commenced the rebuilding of its revenue base in fiscal 1995 by increasing its level of oil and gas exploratory drilling activity. In fiscal 1996, the Company continued its accelerated exploratory drilling activity and made substantial progress toward its goal of rebuilding its revenue base by adding significant new proven developed oil and gas reserves in East Texas and took initial steps toward commencing a golf course/residential lots development on its Colorado land. In fiscal 1997, the Company developed a substantial portion of the East Texas reserves, which enabled the Company to return to profitability. In addition, during the second quarter of fiscal 1997, the Company received a land use permit enabling the Company to commence preliminary site work on the golf course portion of its Colorado land development. See "Oil and Gas Operations," "Coal and Gravel Operations" and "Real Estate Held for Development" below and "Item 6. - Management's Discussion and Analysis or Plan of Operation."

Oil and Gas Operations

          The Company's oil and gas operations are primarily conducted in Madison and Limestone Counties of East Texas, in Eddy County, New Mexico and in various areas of North Texas.

          The Company's President originates or selects most of the exploration and development prospects in which the Company participates. Until recently, the Company typically utilized its own funds to acquire oil and gas leases covering the lands comprising the prospects. The leases were obtained directly from landowners as well as from lease brokers and other operators not affiliated with the Company by direct purchase, farmin and option agreements. The Company then conducted any additional geological and/or geophysical operations considered appropriate. To share costs, the Company usually sold interests in the prospects to industry participants and a limited number of private investors.

          In fiscal 1995 through 1997, however, to broaden its exploratory activity exposure, the Company purchased interests of varying size in a number of exploration prospects which were originated by others (i.e., independent geologists or other independent oil and gas companies). These prospects covered lands in the States of Texas, Nevada, Mississippi and New Mexico. In each case, the originator of the prospect had already assembled the leases and performed most, if not all, of the necessary geological and/or geophysical work before the interest in the prospects were offered for sale to the Company. Under such circumstances, the Company typically paid a percentage of the initial prospect costs greater than the percentage of ownership interest in the prospect which the Company acquired. See "Item 2. - Description of Property - Oil and Gas Properties - Drilling Activity."

Coal and Gravel Operations

          The Company's principal coal and only gravel property is the Carbon Junction mine in La Plata County, Colorado. The Company holds a renewal coal mine permit and an initial gravel mining permit for portions of the property. In fiscal 1997, the area covered by the coal mine permit was reduced by 18.4 acres to 236.9 acres. See "Item 2 - Description of Property - Coal and Gravel Properties." After the Company obtained an updated appraisal of the coal deposits on the property at the end of fiscal 1994 which concluded that the deposits had no value, the Company limited its operations at the Carbon Junction mine in fiscal 1995 through 1997 to maintenance and regulatory compliance activities, and it will continue to do so in the future until the coal market improves substantially. The Company continues to have posted with the State of Colorado reclamation performance bonds in the amounts of $816,526 and $59,155 for its Carbon Junction coal and gravel operations, respectively.

          The Company received approximately $55,000 in royalty payments and rentals during fiscal 1997 from its gravel contract and surface lease entered into during December 1993 with Durango Construction pursuant to which such company is mining sand, gravel and rock products from the Company's approximate 33-acre gravel permit area. The contract and lease have remaining terms of approximately five years, and the terms may be extended under certain conditions. The right obtained by the Company from Durango Construction in the contract and lease to purchase gravel, asphalt and cement at an attractive price should be beneficial to the Company's golf course site work in fiscal 1998 and 1999.

Real Estate Held for Development

          In fiscal 1996, the Company concluded that the best use for approximately 300 acres of the 2,025 acres of land owned by the Company in La Plata County, Colorado was a golf course/residential lots development. The land adjoins Durango, Colorado's city limits to the southeast and is adjacent to the two principal highways leading into Durango from the South. The land is not currently in the City limits of Durango but possibly could be annexed in the future.

          During fiscal 1996, the Company's President, with the assistance during the latter part of the year of an experienced golf course construction consultant, prepared the initial design for the golf course. The Company also retained a local engineering firm to assist it in interacting with the City of Durango and La Plata County planners who are responsible for preparing the City's comprehensive development plan and the City's and County's land use and development plan for the South corridor area, in representing the Company at town hall meetings at which the proposed plans are discussed and to begin the preparation of a master plan for the Company's property. The firm also aided the Company in preparing an application to the County for a land use permit, which the Company submitted in the first quarter of fiscal 1997. In August 1996, the County granted the Company the requested land use permit, with certain conditions attached.

          The permit allows the Company to proceed with the preliminary site work on the golf course, which will cover approximately 170 of the 300 acre proposed golf course/residential lots development. The permit is only for the construction of the golf course, and clubhouse, pump and waterline construction and the further work on the residential lots portion of the development will require the Company to obtain a revised permit and master plan approval or annexation and approval by the City. The Company had always planned on using its employees and the heavy earth-moving equipment it acquired for its coal operations to perform as much of the work as possible. Consequently, after receipt of the permit, during the remainder of fiscal 1997 the Company repaired such equipment to ready it for commencement of work on the golf course in fiscal 1998 as the winter season made any significant work on the golf course very difficult.

          The Company has now commenced clearing the brush off the land and leveling it for the golf course fairways. The Company currently estimates that it will take at least two years to complete all of the earth moving and to install an irrigation system and necessary electrical power for the golf course. The Company expects that the most that can be completed in fiscal 1998 will be the leveling of the land for the fairways and the installation of the base part of the greens. The Company will fund the cost of such work from the cash flow from its oil and gas operations and/or from the use of its investment securities available for sale. See "Item 6. - Management's Discussion and Analysis or Plan of Operations - Financial Condition and Liquidity." The completion of the greens and installation of the irrigation system and electrical power for the golf course will likely not occur until fiscal 1999. The Company has not yet prepared definitive cost information for the golf course portion of the project but expects the total cost to be at least $2,000,000 to $2,500,000.

          It should be emphasized that although the Company believes that it has a good working relationship with the City and County governments, no assurances can be given that any revised permit allowing work beyond the preliminary site work for the golf course can be obtained within a satisfactory time frame and without any burdensome conditions attached.

Competition and Markets

     Competition: A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company. In the past, competition for desirable leases and suitable prospects for oil and gas drilling operations has been intense, and the Company has experienced significant competition in obtaining the services of drilling contractors and in purchasing tubular goods and other materials necessary to drill and complete wells. In recent years, the Company has not experienced any significant difficulties in obtaining services and materials although the product price increases which occurred in the industry in fiscal 1997 caused demand for such services and materials to rise.

          The coal and gravel industries are also highly competitive. A principal competitive factor in both industries is product price. In addition, with respect to coal, its quality and, in regard to major sales agreements, the financial and organizational ability of the selling company to meet long-term coal delivery requirements of utility companies, are important. With regard to quality of coal, the important criteria include BTU (heating value), sulfur and ash content. The principal competitive hurdles the Company faces in any future coal operations it conducts are higher production costs resulting from greater overburden levels, higher transportation costs caused by the lack of railroad facilities in close proximity to its mine site and the additional costs that would have to be incurred for its coal to meet acceptable quality standards. These factors, coupled with the low sale price of coal, have currently eliminated any value for the Company's coal deposits.

     Markets: The producing and marketing of oil and gas and coal are affected by a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted. These factors include the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other factors affecting the availability of a ready market, such as fluctuating supply and demand. Additional factors affecting the marketing of oil, gas and coal include imports and actions by foreign producing nations.

          During the fiscal year ended February 28, 1997, the Company experienced a significant increase in demand for its oil and gas production as compared to prior years, and the Company's average oil and gas prices received during the year rose approximately $5.39 per barrel and $.68 per MCF. While certain of the Company's gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 28, 1997.

          The Company will not undertake any efforts to market its coal until it believes its coal deposits once again have value. All of the Company's gravel resources are currently being marketed through its contractual arrangements with Durango Construction.

Regulation

     Oil and Gas: The production of oil and gas is subject to extensive federal and state laws, rules, orders and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels. The regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly situated operators are provided with reasonable opportunities to produce their respective fair shares of available oil and gas reserves. Since these regulations generally apply to all oil and gas producers, the Company believes that these regulations do not put the Company at a material disadvantage to other oil and gas producers.

          Certain sales, transportation and resales of natural gas by the Company are subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and regulations promulgated by the Federal Energy Regulatory Commission ("FERC") under the NGA, the NGPA and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and can affect all who produce, resell, transport, purchase or consume natural gas.

          Although recent FERC transportation regulations do not directly apply to the Company because it is not engaged in rendering jurisdictional transportation services, these regulations do affect the operations of the Company by virtue of the need to deliver its gas production to markets served by interstate or intrastate pipelines.

          While not always the case, sales of oil and condensate by the Company presently can be made at uncontrolled market prices. There can be no assurance that Congress will not reenact price controls at a future time.

     Coal and Gravel: The Company's coal operations are subject to extensive regulation under the Surface Mining Control and Reclamation Act of 1977 and the Colorado law of a similar nature and the Clean Air Act of 1990. The effects of such regulation have been to increase significantly the lead time to commence actual surface coal mining operations, to make it more costly for the Company's coal to be marketed and effectively to limit the customers for the Company's coal to certain types of power plants. The Company's gravel operations are subject to comparable regulation, but compliance standards are less rigid.

Operating Hazards and Uninsured Risks

          The Company's oil and gas operations are subject to all of the risks normally incident to the drilling for, and production of, oil and gas, including blowouts, cratering, pollution and fires, each of which could result in damage to, or destruction of, oil and gas wells or production facilities or damage to persons and property. As is common in the oil and gas industry, the Company is not fully insured against certain of these risks either because insurance is not available or because the Company has elected not to insure due to high premium costs. The Company maintains comparable insurance coverage for its coal and gravel operations.

Employees

          As of May 27, 1997, the Company had eight full-time employees and one part-time employee. Four of the employees and the part-time employee were located at the Company's executive offices, two were located at the Company's coal, gravel and real estate development operations office in Durango, Colorado, and two were field employees located in North Texas. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations." The Company considers its relations with its employees to be satisfactory.

ITEM 2.     DESCRIPTION OF PROPERTY.

     (a)    Oil and Gas Properties.

Reserves

          Reference is made to Notes (7), (8) and (9) of the Notes to Financial Statements for additional information concerning: (i) certain cost and revenue information pertaining to the Company's oil and gas producing activities; (ii) estimates of the Company's oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company's oil and gas reserves and the changes in such standardized measure. The engineering report with respect to the Company's proved oil and gas reserves as of February 28, 1997 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas ("Stephens Engineering"). At such date, all of the Company's oil and gas reserves were located in the United States and in the States of Texas, Mississippi, Colorado and New Mexico.

          No reserve reports pertaining to the Company's proved net oil or gas reserves were filed with any Federal governmental authority or agency during the fiscal year ended February 28, 1997, and no major discovery is believed to have caused a significant change in the Company's estimates of proved reserves since that date.

          The following table reflects Stephens Engineering's estimate of those quantities of oil and gas which can be produced from the Company's proved developed reserves as of February 28, 1997 during the fiscal year ending February 28, 1998, using equipment installed and under economic and operating conditions existing at February 28, 1997:

                           Oil (Bbls.)..............   97,548
                           Gas (MCF)................  351,321

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

Production

          The following table shows for each of the three fiscal years ended February 28, 1997 the total production attributable to the Company's oil and gas interests:


Fiscal Year Ended              Oil              Gas
 February 28/29              (Bbls.)           (MCF)
-----------------            -------           -----
1997 ...............          64,868          389,756
1996 ...............          19,920           99,396
1995 ...............          11,612           37,985

Lifting Costs and Average Sales Prices

          The Company's production (lifting) costs and average sales prices received during each of the three fiscal years ended February 28, 1997 were as shown in the following table:

                                                    Fiscal Year
                                                Ended February 28/29
                                            ----------------------------
                                            1997        1996        1995
                                            ----        ----        ----
Lifting Costs

Per Equivalent Unit (Bbls.) .......       $   3.03    $   5.79    $  12.89

Average Sales Prices

Oil (per Bbl.) ....................          22.62       17.23       16.42

Gas (per MCF) .....................           2.52        1.84        1.17


Sales Contracts and Major Customers

          The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company's producing properties are located. During the fiscal year ended February 28, 1997, approximately 75% of the Company's oil sales were made to Scurlock Permian Corp. and approximately 13% were made to Pride Pipeline Co.

          During the fiscal year ended February 28, 1997, approximately 81% of the Company's gas sales were from the Company's Limestone County, Texas properties. All of this production was sold on the spot market to Texla Energy Management, Inc.

          In the opinion of management, the termination of any of the Company's sales contracts would not adversely affect the Company's ability to sell its oil and gas production at comparable prices.

Developed Acreage and Productive Wells

          As of February 28, 1997, the Company owned working and overriding royalty interests in 10,839 gross (2,645 net) acres of developed oil and gas leases and 71 gross (21.39 net) productive oil and gas wells.

          The following table summarizes the Company's developed acreage and productive wells as of February 28, 1997:


                                          Developed Acreage(1)           Productive Wells(1)(3)
                                     ------------------------------     --------------------------
                                        Gross(2)           Net(2)        Gross(2)        Net(2)
                                     -------------       ----------     ----------     -----------
                                     Oil       Gas       Oil    Gas     Oil    Gas     Oil     Gas
                                     ---       ---       ---    ---     ---    ---     ---     ---
Texas:
  Clay Co. ...................       552        --       401      --      3     --     2.21     --
  Erath and
   Palo Pinto
   Cos .......................        --       427        --      18     --      7       --    .29
  Throckmorton
    Co .......................     1,576        --       828      --     26     --    12.61     --
  Madison Co. ................     2,570        --       643      --     16     --     4.00     --
  Montague Co. ...............        33        --         8      --      1     --      .25     --
  Limestone Co. ..............        --     5,039        --     643     --     14       --   1.51
Mississippi ..................        40        --         1      --      1     --      .01     --
Colorado .....................        --       242        --       4     --      1       --    .02
New Mexico ...................        40       320         8      91      1      1      .20    .29
                                   -----     -----     -----     ---     --     --    -----   ----
         Total ...............     4,811     6,028     1,889     756     48     23    19.28   2.11
                                   =====     =====     =====     ===     ==     ==    =====   ====

(1) Reversionary interests which may increase or decrease the interest shown have been disregarded for purposes of this table.

(2) "Gross," as it applies to acreage or wells, refers to the number of wells or acres in which an interest is owned by the Company. "Net," as it applies to acreage or wells, refers to the sum of the fractional ownership interests owned by the Company in gross wells or gross acres.

(3)      Includes six gross (4.00 net) shut-in wells.

Undeveloped Acreage

          The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 28, 1997:


State                              Gross Acres   Net Acres
-----                              -----------   ---------
Texas .......................         8,689        1,893
Arkansas ....................         2,428        1,214
New Mexico ..................         8,760        1,752
                                     ------        -----
                 Total ......        19,877        4,859
                                     ======        =====

          All of the Company's undeveloped leases in the State of Arkansas cover lands located in Miller County, and all of such leases in the State of New Mexico pertain to lands located in Eddy County. In the absence of drilling activity which establishes commercial reserves sufficient to justify retention, the Company's leases on approximately 45% of its net acres will expire in fiscal 1998, approximately 12% will expire in fiscal 1999, approximately 15% will expire in fiscal 2000 and approximately 1% will expire in each of fiscal 2001 and 2002. The remaining 26% of the Company's undeveloped acreage, including all of such acreage in the State of Arkansas, is currently held in force by production from shallow depth horizons in which the Company has no ownership interest. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

Drilling Activity

          The following table sets forth the results of the Company's drilling activity for each of the three fiscal years ended February 28, 1997:


  Fiscal Year                          Exploratory Wells
                     -----------------------------------------------------
     Ended                    Gross                          Net
                     ------------------------   --------------------------
February 28/29       Productive   Dry   Total   Productive   Dry     Total
--------------       ----------   ---   -----   ----------   ---     -----
1995...........          2         6       8        .13     1.94      2.07
1996...........          2         8      10        .46     2.45      2.91
1997...........          2         3       5        .49      .68      1.17
                      ----      ----    ----       ----     ----      ----
     Total.....          6        17      23       1.08     5.07      6.15
                      ====      ====    ====       ====     ====      ====


  Fiscal Year                          Development Wells
                     -----------------------------------------------------
     Ended                    Gross                          Net
                     ------------------------   --------------------------
February 28/29       Productive   Dry   Total   Productive   Dry     Total
--------------       ----------   ---   -----   ----------   ---     -----
1995...........          -         -       -          -       -         -

1996...........          7         -       7       1.58       -       1.58
1997...........         19         -      19       3.42       -       3.42
                      ----      ----    ----       ----     ----      ----

     Total.....         26         -      26       5.00       -       5.00
                      ====      ====    ====       ====     ====      ====

As of February 28, 1997, the Company was in the process of drilling two gross (.45 net) exploratory wells and three gross (.42 net) development wells.

      (b) Coal and Gravel Properties.

          As of February 28, 1997, the Company had 3,156 (1,787 net) acres of coal leases as described in the following table:


                                    Gross Acres        Net Acres
                                    -----------        ---------
Colorado:
  La Plata Co.(1).............        1,825                456
  Routt Co.(2)................        1,331              1,331
                                      -----              -----
           Total..............        3,156              1,787
                                      =====              =====

------------

(1) The lease was acquired in October 1990 and has a remaining primary term of approximately 18 years. No annual delay rentals or advance minimum royalties are required. See discussion following this table.

(2) The lease was acquired in January 1991 and has a remaining primary term of approximately four years with annual delay rentals of $1 per acre and advance minimum royalties of $10 per acre.

          The Company's Carbon Junction coal mine is located upon the 1,825 acres in La Plata County, Colorado described in the foregoing table. The renewal mine permit issued by the State of Colorado for such coal mine, as recently amended, pertains to approximately 237 acres out of such 1,825 acres. The leases described in note (1) to the table cover a 25% interest in the coal under the 1,825 acres. The Company owns the surface estate and the remaining 75% interest in the coal and has the executive rights (i.e., the exclusive right to sign coal leases) on the remaining 25% interest in the coal.

          In July 1991, the Company purchased the surface estate, a 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of 200 additional acres in La Plata County adjacent to the 1,825 acre tract. The Company has not yet elected to obtain a lease on the remaining 25% interest in the coal. By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described 1,825 acre and 200 acre tracts. The Company has no current plans to attempt to operate the Carbon Junction coal mine.

                  The Company also owns 55% of the gravel, oil, gas and other mineral rights with respect to the 1,825 acre tract in La Plata County, Colorado and has the executive rights on the remaining 45%. It holds a permit from the State of Colorado to mine gravel from 33 acres on such tract. Durango Construction is currently mining sand, gravel and rock products from the permit area pursuant to its contract and lease with the Company. See "Item 1. - Description of Business - Coal and Gravel Operations."

     (c) Real Estate.

          The surface of the 2,025 acres described in "Coal and Gravel Properties" above is held for development by the Company. Approximately 300 acres of such land is the subject of a golf course/residential lots development by the Company. See "Item 1. - Description of Business - Real Estate Held for Development."

     (d) Office Building.

          The Company owns a one-story office building situated at 4613 Jacksboro Highway in Wichita Falls, Texas in which its executive offices are located. The building is located on .519 acres of land and contains 5,117 square feet of space.

ITEM 3.  LEGAL PROCEEDINGS.

          As previously reported, the Company has been a party to a lawsuit styled Oakridge Energy, Inc., Petitioner, vs. Thomas A. Clifton et al, Respondents, in the Third Judicial District Court of Salt Lake County, Utah, Civil No. 940900601 CV. In the litigation, the Company sought to establish that the fair value, as determined in accordance with the requirements of the Utah Business Corporation Act (the "Utah Act"), of the Company's common stock held by the Respondents, who exercised their statutory rights to dissent from the Company's sale of certain Texas gas properties in September 1993, did not exceed the $2.75 per share previously paid by the Company to the Respondents. In December 1995, the trial court sustained the Company's position in the case by entering a judgment in the case holding that (i) the fair value of the common stock of the Company pursuant to the Utah Act was an amount not exceeding $2.75 per share, (ii) the Company had paid the Respondents all amounts due them and had no further liability to them under the Utah Act and
(iii) each party to the case should bear its own costs and attorneys' fees.

          Following the entry of the judgment by the trial court, one of the Respondents (who held 68,500 shares of the Company's common stock), filed a notice of appeal directly with the Utah Supreme Court, which accepted the case. In April 1997, the Utah Supreme Court unanimously affirmed the judgment of the trial court.

          To the best knowledge of the Company, there are no legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted during the fourth quarter of the fiscal year ended February 28, 1997 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's common stock, $.04 par value, is traded in the over-the-counter market. The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 28, 1997 by quarters. Such quotations were furnished to the Company by the National Quotation Bureau Incorporated and were from the National Daily Quotation Service and the NASD Non-NASDAQ OTC Bulletin Board. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


Period                                              High           Low
------                                              ----           ---
Fiscal Year Ended February 29, 1996:
         Quarter Ended May 31, 1995                $ 2.13         $ 1.75
         Quarter Ended August 31, 1995               2.13           1.75
         Quarter Ended November 30, 1995             2.13           1.75
         Quarter Ended February 29, 1996             2.13           1.75

Fiscal Year Ended February 28, 1997:
         Quarter Ended May 31, 1996                $ 2.13         $ 1.75
         Quarter Ended August 31, 1996               2.13           2.00
         Quarter Ended November 30, 1996             2.00           2.00
         Quarter Ended February 28, 1997             2.25           2.00

          As of May 8, 1997, the approximate number of holders of record of the common stock of the Company was 559.

          The Company did not pay any dividends during the two fiscal years ended February 28, 1997. There are currently no restrictions upon the Company's ability to pay dividends; however, the Company does not anticipate paying any dividends in fiscal 1998.

          The Company did not make any sales of equity securities during the two fiscal years ended February 28, 1997.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7.

Results of Operations

          During the fiscal year ended February 28, 1997, the Company had net income of $499,432 ($.10 per share) compared to a net loss of $902,543 ($.17 per share) during the fiscal year February 29, 1996. Significantly higher oil and gas revenues, primarily from the East Texas area, were the reason for the Company's return to profitability in fiscal 1997.

          Oil and gas revenues increased approximately $1,926,100 (366.3%) in fiscal 1997 primarily due to increased gas production from Limestone County, Texas, increased oil production from Madison County, Texas and the Company's receipt of substantially higher average oil and gas prices. The Limestone County and Madison County properties had first contributed materially to the Company's oil and gas revenues in the last quarter of fiscal 1996. The Company added 10 gross (.92 net) gas wells in Limestone County and 11 gross (2.63 net) oil wells in Madison County during fiscal 1997. As a result of such additions and a full year of production from the other wells in the fields, gas revenues from Limestone County increased from approximately $151,000 in fiscal 1996 to approximately $797,500 in fiscal 1997, and oil revenues from Madison County rose from approximately $90,000 in the fiscal year ended February 29, 1996 to almost $1,105,800 in the fiscal year ended February 28, 1997. The Company also benefited from increased demand for oil and gas in fiscal 1997 as its average oil price received increased $5.39 per barrel (31.3%) and its average gas price received increased $.68 per MCF (37.0%) during the year. The Company does not currently expect its average oil and gas prices to increase significantly, if at all, in fiscal 1998.

          During the first quarter of fiscal 1998, the Company has added one gross (.10 net) gas well in Limestone County and four gross (1.00 net) oil wells in Madison County. In fiscal 1998, the Company will receive revenues from the Limestone County and Madison County wells added during fiscal 1997 for the full year as well as revenues from the new wells in such counties added in the first quarter for the remainder of the year. Consequently, the Company expects its oil and gas revenues to continue to grow in fiscal 1998 although at a lesser rate than that which occurred in fiscal 1997.

          Revenues from the Company's gravel operations in Colorado declined approximately $19,200 (25.8%) due to lower royalty income resulting from decreased gravel sales by Durango Construction from the Company's property as rentals received from the Company's surface lease with such company were the same in both fiscal years. Other revenues in fiscal 1996 and 1997 consisted of overhead fees received by the Company from other interest owners in the oil and gas properties located in the North Texas area for which the Company serves as operator. Other revenues increased approximately $3,300 (7.6%) in fiscal 1997 due to a slight increase in the average number of active wells being operated by the Company.

          Oil and gas operating expenses increased approximately $145,600
(8.4%) in fiscal 1997 due to higher depletion and depreciation and lease operating expenses and production taxes and a substantial lease impairment charge, a portion of which was required pursuant to the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 ("FAS 121"), which was adopted by the Company at the commencement of the fiscal year. See "Item 7. - Financial Statements - Note (1)(h) of Notes to Financial Statements." These increases were partially offset by sharply lower geological and geophysical (i.e., exploration) expense and dry hole costs and the absence of any charge for abandoned leaseholds during the year. A significant portion of the increased depletion and depreciation and lease operating expenses and higher production taxes was directly related to the greater level of oil and gas revenues from the East Texas area; however, approximately $264,800 of the total $752,935 charge for depletion and depreciation expense was due to the write-off of the costs associated with the Company's interest in the ARCO "6" Federal #1 well, one of two wells located in New Mexico which were completed by the Company during fiscal 1997. Although initial production results from the well were encouraging, production from the well rapidly decreased and the Company's independent petroleum engineering firm did not assign any proved reserves to the well at yearend. Such firm also assigned only minimal reserves to the Company's interest in the other well in New Mexico (the Dow "B" 28 Federal #1), which resulted in the Company's determination that an approximate $220,300 impairment charge should be taken pursuant to FAS 121 with respect to the costs associated with that well. The remainder of the lease impairment charge was attributable to the Company's assessment of the capitalized costs of its undeveloped acreage in New Mexico and Miller County, Arkansas and the establishment of an allowance after it concluded, based on its present plans for such areas, that it would likely be unable to recover all of such costs.

          The expenses of the Company's coal and gravel operations increased approximately $45,100 (45.0%) during fiscal 1997 due to higher engineering and testing and permitting expenses and ad valorem taxes. Real estate development expense increased approximately $17,800 (53.9%) in fiscal 1997 due to repair expenses incurred on the Company's existing heavy earth moving equipment to ready it for use in the preliminary site work on the golf course the Company is building on approximately 170 acres of the Company's 2,025 acres of land in La Plata County, Colorado. The Company expects real estate development expenses to increase materially in fiscal 1998 as a full year of expense associated with the golf course site work will be incurred.

          General and administrative expense decreased approximately $45,000 (9.1%) in the fiscal year ended February 28, 1997 primarily due to lower payroll expense resulting from unpaid leaves of absence taken by the Company's Executive Vice President during the year and reduced litigation and general depreciation expenses. These decreases were partially offset by higher engineering and governmental reporting expenses.

          Other income (expense) was again a net income item in fiscal 1997 and increased approximately $69,400 (14.2%). The net interest income and dividend component decreased approximately $66,400 (15.5%) in fiscal 1997. Interest and dividend income was only approximately $2,200 lower in fiscal 1997, but interest expense was approximately $64,300 higher due to the Company's margin account borrowings against its investment securities available for sale, which borrowings were used to fund the Company's operations for much of the year. The Company paid all of such borrowings in full prior to yearend. Gain on sales of investment securities available for sale increased approximately $121,400 during fiscal 1997 and the "other, net" item increased approximately $14,500 (32.2%) due to gains on sales of other property and equipment.

          Due to the Company's profitability in fiscal 1997, the Company's provision for income taxes reversed from an approximate $329,800 benefit item in fiscal 1996 to an approximate $84,400 expense item in fiscal 1997. An adjustment of a prior year tax provision was the primary reason that the amount of the fiscal 1997 provision did not approach the corporate tax rate of 34%. See "Item 7. - Financial Statements - Note (3) of Notes to Financial Statements."

          The Company's weighted average shares outstanding declined approximately 4.3% during the fiscal year ended February 28, 1997 as a result of continuing share purchases by the Company. Purchases during the year totaled 43,686 shares, all of which were made from parties not affiliated with the Company's management.

Financial Condition and Liquidity

          The Company's investing and financing (solely purchases of the Company's common stock) activities were net users of cash during the fiscal year ended February 28, 1997 to the extent of approximately $1,240,300; however, as a result of the Company's successful oil and gas operations in the East Texas area, the Company's operating activities provided approximately $1,391,600 in cash, which resulted in an increase in cash and cash equivalents at yearend of approximately $151,300. The Company's operations during most of fiscal 1997 were funded by margin account borrowings against the Company's investment securities available for sale, but the Company paid off such borrowings in full prior to yearend primarily with proceeds from sales and maturities of investment securities available for sale. Consequently, at February 28, 1997, the Company had no indebtedness and held investment securities aggregating approximately $2,747,000.

          The Company expects to fund its contemplated operations in fiscal 1998 from a combination of cash flow from its oil and gas operations and sales or maturities of a portion of its investment securities available for sale or margin account borrowings against their value.

ITEM 7.   FINANCIAL STATEMENTS.

                         Index to Financial Statements

                                                                        Page
                                                                        ----

Independent Auditors' Report                                             18

Balance Sheets as of February 28, 1997 and
  February 29, 1996                                                      19

Statements of Operations for the years ended
  February 28, 1997 and February 29, 1996                                21

Statements of Stockholders' Equity for the
  years ended February 28, 1997 and
  February 29, 1996                                                      22

Statements of Cash Flows for the years ended
  February 28, 1997 and February 29, 1996                                23

Notes to Financial Statements                                            25

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Oakridge Energy, Inc.:

We have audited the accompanying balance sheets of Oakridge Energy, Inc. (the Company) as of February 28, 1997 and February 29, 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 28, 1997 and February 29, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in note 1(h) to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1997.



                                       KPMG Peat Marwick LLP

Dallas, Texas
May 9, 1997

                             OAKRIDGE ENERGY, INC.

                                 Balance Sheets

                    February 28, 1997 and February 29, 1996


                          Assets                               1997             1996
                          ------                           ------------    ------------
Current assets:
   Cash and cash equivalents                               $    195,631          44,300
   Trade accounts receivable                                    807,005         314,717
   Other accounts receivable                                     29,558          45,327
   Investment securities (note 2):
      Available for sale                                      1,399,344       2,341,229
      Held to maturity                                                -         165,219
   Current maturities of long-term notes receivable               4,760           4,395
   Federal income tax receivable                                230,602         528,618
   Deferred tax asset (note 3)                                   44,303               -
   Prepaid expenses and other                                    27,571          26,675
                                                           ------------    ------------
                  Total current assets                        2,738,774       3,470,480
                                                           ------------    ------------

Investment securities available for sale (note 2)             1,347,663       2,055,136
Long-term notes receivable, net of current maturities            27,894          32,654

Oil and gas properties, at cost, using the successful
   efforts method of accounting:
      Proved developed properties                             5,373,005       3,141,359
      Accumulated depletion and depreciation                 (2,864,407)     (2,156,926)
                                                           ------------    ------------
                                                              2,508,598         984,433
      Drilling in progress                                      448,809         684,310
      Unproved properties, net of $134,957 in
          impairment allowances in 1997                         222,877         275,254
                                                           ------------    ------------
                  Net oil and gas properties, at cost         3,180,284       1,943,997
                                                           ------------    ------------

Coal and gravel properties:
      Undeveloped properties                                  6,060,710       6,059,378
      Mining and service equipment                            2,674,069       2,651,783
                                                           ------------    ------------
                                                              8,734,779       8,711,161
      Accumulated depletion and depreciation                 (8,330,649)     (8,316,008)
                                                           ------------    ------------
                  Net coal and gravel properties                404,130         395,153
                                                           ------------    ------------

Real estate held for development                              2,275,977       2,129,819

Other property and equipment, net of accumulated
   depreciation of $733,429 in 1997 and $770,845 in 1996        172,611         172,043

Other assets (note 6)                                         1,213,043         888,994
                                                           ------------    ------------
                                                           $ 11,360,376      11,088,276
                                                           ============    ============





                                                                    (Continued)

                             OAKRIDGE ENERGY, INC.

         Liabilities and Stockholders' Equity            1997            1996
         ------------------------------------        ------------    ------------
Current liabilities:
   Accounts payable                                  $    239,906         284,612
   Accrued expenses                                        56,008          67,735
   Other liabilities                                            -          77,233
   Deferred federal income taxes (note 3)                       -          50,915
                                                     ------------    ------------
            Total current liabilities                     295,914         480,495

Deferred federal income taxes (note 3)                    481,238         235,156
                                                     ------------    ------------

            Total liabilities                             777,152         715,651
                                                     ------------    ------------

Stockholders' equity:
   Common stock, $.04 par value, 20,000,000
      shares authorized, 10,157,803 shares issued         406,312         406,312

   Additional paid-in capital                             805,092         805,092

   Retained earnings                                   17,188,379      16,688,947

   Unrealized gain (loss) on investment securities
      available for sale, net of income taxes             (86,002)         98,833
                                                     ------------    ------------
                                                       18,313,781      17,999,184

   Less treasury stock, at cost; 5,074,444
      shares in 1997 and 5,030,758 shares in
      1996 (note 5)                                    (7,730,557)     (7,626,559)
                                                     ------------    ------------
            Total stockholders' equity                 10,583,224      10,372,625
                                                     ------------    ------------
Commitments and contingencies (note 6)

                                                     $ 11,360,376      11,088,276
                                                     ============    ============


See accompanying notes to financial statements.

                             OAKRIDGE ENERGY, INC.

                            Statements of Operations

          For the years ended February 28, 1997 and February 29, 1996

                                                                   1997           1996
                                                               -----------    -----------
Revenues:
   Oil and gas (note 4)                                        $ 2,451,839        525,778
   Coal and gravel                                                  55,023         74,185
   Other                                                            46,500         43,199
                                                               -----------    -----------
            Total revenues                                       2,553,362        643,162
                                                               -----------    -----------

Operating expenses:
   Oil and gas:
      Depletion and depreciation                                   752,935        256,565
      Lease operating                                              363,296        207,685
      Production taxes                                              74,474         29,378
      Lease impairment (notes 1(d) and 1(h))                       355,274              -
      Exploration                                                   67,444        564,548
      Abandoned leaseholds                                               -        132,060
      Dry hole costs                                               269,515        547,124
                                                               -----------    -----------
                                                                 1,882,938      1,737,360

   Coal and gravel:
      Operating                                                    130,718         85,212
      Depletion                                                     14,641         15,065
                                                               -----------    -----------
                                                                   145,359        100,277

   Real estate development                                          50,896         33,075
   General and administrative                                      447,774        492,769
                                                               -----------    -----------
            Total operating expenses                             2,526,967      2,363,481
                                                               -----------    -----------
            Income (loss) from operations                           26,395     (1,720,319)
                                                               -----------    -----------

Other income (expense):
   Interest and dividend income                                    427,599        429,760
   Interest expense                                                (66,230)        (1,974)
   Gain on sales of investment securities available for sale       136,681         15,310
   Other, net                                                       59,382         44,906
                                                               -----------    -----------
            Total other income (expense)                           557,432        488,002
                                                               -----------    -----------
            Income (loss) before income taxes                      583,827     (1,232,317)

Income tax expense (benefit) (note 3)                               84,395       (329,774)
                                                               -----------    -----------

            Net income (loss)                                  $   499,432       (902,543)
                                                               ===========    ===========

Income (loss) per common share                                 $       .10    $      (.17)
                                                               ===========    ===========

Weighted average shares outstanding                              5,108,733      5,338,531
                                                               ===========    ===========


See accompanying notes to financial statements.

                             OAKRIDGE ENERGY, INC.

                       Statements of Stockholders' Equity

          For the years ended February 28, 1997 and February 29, 1996


                                                                        Unrealized
                                                                        gain (loss)
                                                                            on
                                                                        investment
                                            Additional                  securities
                                Common       paid-in      Retained      available       Treasury
                                stock        capital      earnings       for sale         stock          Total
                             -----------   -----------   -----------    -----------    -----------    -----------
Balance,
   February 28, 1995         $   406,312       805,092    17,591,490       (148,035)    (6,902,165)    11,752,694

Net loss                               -             -      (902,543)             -              -       (902,543)

Purchases of treasury
   stock (note 5)                      -             -             -              -       (724,394)      (724,394)

Change in unrealized
   gains (losses) on
   investment securities
   available for sale, net
   of $127,176 deferred
   Federal income taxes
   (note 1 (c))                        -             -             -        246,868              -        246,868
                             -----------   -----------   -----------    -----------    -----------    -----------

Balance,
   February 29, 1996             406,312       805,092    16,688,947         98,833     (7,626,559)    10,372,625

Net income                             -             -       499,432              -              -        499,432

Purchases of treasury
   stock (note 5)                      -             -             -              -       (103,998)      (103,998)

Change in unrealized
   gains (losses) on
   investment securities
   available for sale, net
   of $95,218 deferred
   Federal income taxes
   (note 1 (c))                        -             -             -       (184,835)             -       (184,835)
                             -----------   -----------   -----------    -----------    -----------    -----------


Balance,
   February 28, 1997         $   406,312       805,092    17,188,379        (86,002)    (7,730,557)    10,583,224
                             ===========   ===========   ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

                             OAKRIDGE ENERGY, INC.

                            Statements of Cash Flows

          For the years ended February 28, 1997 and February 29, 1996


                                                                 1997           1996
                                                             -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                         $   499,432       (902,543)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
          Depletion and depreciation                             798,739        321,873
          Abandoned leaseholds                                         -        132,060
          Lease impairment                                       355,274              -
          Deferred income taxes, net                             246,082        185,894
          Accretion on investment securities, net                (19,459)       (61,179)
          Gain on disposition of oil and gas properties                -         (5,604)
          Gain on sales of other property and equipment          (51,974)       (37,183)
          Gain on sales of investment securities
            available for sale                                  (136,681)       (15,310)
          Net changes in assets and liabilities:
            Trade accounts receivable                           (492,288)      (215,678)
            Other accounts receivable                             15,769        101,983
            Prepaid expenses and other current assets               (896)        55,896
            Federal income tax receivable                        298,016        141,822
            Other assets                                          13,313         15,093
            Accounts payable                                     (44,706)       182,037
            Other liabilities                                    (77,233)        77,233
            Accrued expenses                                     (11,727)       (16,622)
            State income taxes payable                                 -       (817,116)
                                                             -----------    -----------

               Net cash provided by (used in)
                  operating activities                         1,391,661       (857,344)
                                                             -----------    -----------


                                                                    (Continued)

                             OAKRIDGE ENERGY, INC.

                                                                       1997           1996
                                                                   -----------    -----------
Cash flows from investing activities:
   Additions to oil and gas properties                             $(2,344,497)    (1,838,506)
   Additions to coal properties                                        (23,618)        (1,332)
   Additions to real estate held for development                      (147,323)             -
   Additions to other property and equipment                           (34,302)       (15,022)
   Proceeds from sales of oil and gas properties                             -          5,604
   Proceeds from sales of other property and equipment                  55,711         45,000
   Purchases of investment securities available for sale            (1,008,685)      (536,311)
   Maturities of investment securities held to maturity                165,000      1,100,000
   Proceeds on sales of investment securities available for sale     2,534,349      1,861,741
   Increase in other assets                                           (337,362)             -
   Principal payments received on notes receivable                       4,395         22,785
                                                                   -----------    -----------
            Net cash provided by (used in) investing activities     (1,136,332)       643,959
                                                                   -----------    -----------

Cash flows from financing activities - purchases
   of treasury stock                                                  (103,998)      (724,394)
                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                   151,331       (937,779)
Cash and cash equivalents at beginning of year                          44,300        982,079
                                                                   -----------    -----------
Cash and cash equivalents at end of year                           $   195,631         44,300
                                                                   ===========    ===========


See accompanying notes to financial statements.

                             OAKRIDGE ENERGY, INC.

                         Notes to Financial Statements

                    February 28, 1997 and February 29, 1996


(1)  Summary of Significant Accounting Policies

     (a)  General

          Oakridge Energy, Inc. (the Company) is engaged in the exploration, development, production and sale of oil and gas primarily in Texas and New Mexico and, to a lesser extent, in the exploration and development of coal and gravel in Colorado. In addition, the Company holds certain real estate in Colorado for development.

     (b)  Statements of Cash Flows

          For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

          The Company uses the indirect method to present cash flows from operating activities.

          Supplemental disclosure of cash flow information:

                                                1997        1996
                                              -------     -------
               Interest paid                  $66,230       1,974
                                              =======     =======
               Income taxes paid              $68,915     817,428
                                              =======     =======

          Supplemental disclosure of noncash activities - net changes in unrealized gains (losses) on investment securities available for sale were $(280,053) and $374,044 during 1997 and 1996, respectively.

     (c)  Investment Securities

          Investment securities at February 28, 1997 consist of U.S. Government agency bonds and corporate debt and equity securities. The Company's investments are classified at the time of purchase into one of three categories as follows:

          o Held to Maturity Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, adjusted for the amortization or accretion of premiums and discounts.

          o Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are reported at fair value, with unrealized gains and losses included in earnings.

          o Available for Sale Securities - Debt and equity securities not classified as either held to maturity securities or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects).

          The Company does not have any securities classified as trading as of February 28, 1997 or February 29, 1996.


                                                                    (Continued)

                             OAKRIDGE ENERGY, INC.

                         Notes to Financial Statements

          A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held to maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. In the case that investment securities are sold, gains and losses are computed under the specific identification method.

     (d)  Oil and Gas Properties

          The Company uses the successful efforts method of accounting for oil and gas producing activities in accordance with Statement of Financial Accounting Standards No. 19. Costs to acquire mineral interests in oil and gas properties, to drill exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Geological and geophysical costs, costs to drill exploratory wells that do not find proved reserves, and nonproducing leasehold abandonments are expensed as incurred.

          Unproved oil and gas properties which are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. During the year ended February 28, 1997, an impairment allowance of $134,957 was recorded on certain unproved oil and gas properties. Other unproved properties are amortized based on the Company's prior experience of successful drilling and average holding periods. Capitalized costs of producing oil and gas properties are depleted and depreciated by the units-of-production method based on proved oil and gas reserves as estimated by an independent petroleum reservoir engineering firm.

          Upon sale or retirement of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and any resulting gain or loss is recognized. Upon retirement or sale of a partial unit of a proved property, the cost is charged to accumulated depletion and depreciation with any resulting gain or loss recognized.

     (e)  Coal and Gravel Properties

          Costs attributable to the acquisition and development of the coal properties are capitalized, while costs incurred to maintain the properties are expensed.

          Undeveloped coal properties which are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance.

          Capitalized costs of producing properties are depleted on a property-by-property basis using the units-of-production method.


                                                                    (Continued)

                             OAKRIDGE ENERGY, INC.

                         Notes to Financial Statements

          Depreciation on mining and service equipment is calculated using accelerated and straight-line methods over the estimated useful lives of the assets. Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized.

     (f)  Real Estate Held for Development

          Real estate held for development is carried at cost, which is not in excess of net realizable value. Real estate development and construction costs directly identifiable with real estate held for development are capitalized.

     (g)  Other Property and Equipment

          Depreciation on other property and equipment is calculated using accelerated and straight-line methods over the estimated useful lives of the assets. Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized.

     (h)  Impairment of Long-Lived Assets

          Effective March 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("Statement No. 121"). Statement No. 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

          Under Statement No. 121, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis. On this basis, certain fields are impaired because they are not expected to recover their entire carrying value from future net cash flows. During the year ended February 28, 1997, the Company recorded impairment losses of $220,317 related to its proved oil and gas properties. The fair values of the impaired proved oil and gas properties were determined by using the present value of expected future cash flows. If estimated future cash flows are not achieved with respect to certain fields, further writedowns may be required.


                                                                    (Continued)

                             OAKRIDGE ENERGY, INC.

                         Notes to Financial Statements

     (i)  Income Taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

     (j)  Earnings Per Common Share

          Earnings per common share is computed on the basis of the weighted average number of shares outstanding during each year presented.

     (k)  Revenue Recognition

          The Company recognizes revenue on oil and gas properties as produced based on contracted or estimated sales prices. Estimated revenue is subject to adjustments based on final settlement. Such adjustments are reflected in revenue when received.

     (l)  Reclassifications

          Certain amounts in 1996 have been reclassified to conform with the 1997 presentation.

     (m)  Fair Value of Financial Instruments

          In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made (see note 2).

     (n)  Management's Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                                                    (Continued)

                             OAKRIDGE ENERGY, INC.

                         Notes to Financial Statements

(2)  Investment Securities

     The amortized cost and fair values of investment securities as of February 28, 1997 are as follows:

                                                   Gross         Gross
                                     Amortized   Unrealized   Unrealized       Fair
                                       Cost        Gains        Losses         Value
                                    ----------   ----------   ----------    ----------
          Available for sale
          ------------------
          Equity securities         $  861,006            -     (153,818)      707,188
          Corporate notes              686,573        5,583            -       692,156
                                    ----------   ----------   ----------    ----------
               Total current         1,547,579        5,583     (153,818)    1,399,344
                                    ----------   ----------   ----------    ----------

          U.S. Government agency
            bonds, due within
            5 years                    219,914        4,735            -       224,649
          Corporate notes,
            due within 5 years       1,109,820       13,194            -     1,123,014
                                    ----------   ----------   ----------    ----------
                 Total noncurrent    1,329,734       17,929            -     1,347,663
                                    ----------   ----------   ----------    ----------

                 Total              $2,877,313       23,512     (153,818)    2,747,007
                                    ==========   ==========   ==========    ==========

     The amortized cost and fair values of investment securities as of February 29, 1996 are as follows:

                                                  Gross        Gross
                                    Amortized   Unrealized   Unrealized      Fair
                                      Cost        Gains        Losses        Value
                                   ----------   ----------   ----------   ----------
          Available for sale
          ------------------
          Equity mutual fund       $  999,989       72,336            -    1,072,325
          U.S. Government agency
            bonds                     249,309        1,465            -      250,774
          U.S. Treasury notes         999,467       18,663            -    1,018,130
                                   ----------   ----------   ----------   ----------
               Total current        2,248,765       92,464            -    2,341,229
                                   ----------   ----------   ----------   ----------

          U.S. Government agency
            bonds, due within
            5 years                   217,811        8,044            -      225,855
          Corporate notes,
            due within 5 years      1,780,041       49,240            -    1,829,281
                                   ----------   ----------   ----------   ----------
               Total noncurrent     1,997,852       57,284            -    2,055,136
                                   ----------   ----------   ----------   ----------

               Total               $4,246,617      149,748            -    4,396,365
                                   ==========   ==========   ==========   ==========

          Held to maturity
          ----------------
          Municipal bonds          $  165,219          568            -      165,787
                                   ----------   ----------   ----------   ----------
             Total current         $  165,219          568            -      165,787
                                   ==========   ==========   ==========   ==========


                                                                    (Continued)

                             OAKRIDGE ENERGY, INC.

                         Notes to Financial Statements

(3)  Income Taxes

     Income tax expense (benefit) attributable to income from continuing operations consists of the following:

                                           Current     Deferred       Total
                                          ---------    ---------    ---------
          Year ended February 28, 1997:
                U.S. Federal              $(191,128)     217,315       26,187
                State and local              29,441       28,767       58,208
                                          ---------    ---------    ---------
                                          $(161,687)     246,082       84,395
                                          =========    =========    =========

          Year ended February 29, 1996:
                U.S. Federal              $(516,039)     164,163     (351,876)
                State and local                 371       21,731       22,102
                                          ---------    ---------    ---------
                                          $(515,668)     185,894     (329,774)
                                          =========    =========    =========

     Income tax expense (benefit) for the years presented differs from the "expected" Federal income tax expense (benefit) for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pretax income (loss), as a result of the following:

                                                           1997         1996
                                                         ---------    ---------
          Computed "expected" tax expense (benefit)      $ 198,501     (418,988)
             State and local income taxes,
                net of Federal income tax benefit           38,417       14,587
             Tax-exempt interest                              (710)      (4,037)
             Other, primarily adjustment of prior year
                provision                                 (151,813)      78,664
                                                         ---------    ---------
                                                         $  84,395     (329,774)
                                                         =========    =========


                                                                    (Continued)

                             OAKRIDGE ENERGY, INC.

                         Notes to Financial Statements

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 1997 and February 29, 1996 are presented below:

                                                                 1997         1996
                                                              ---------    ---------
          Deferred tax assets:
             Unrealized loss on investment securities
                available for sale                            $  44,303            -
             Alternative minimum tax, statutory
                depletion and other carryforwards               109,116            -
             Deferred income                                      9,243            -
                                                              ---------    ---------
                       Total gross deferred tax assets          162,662            -
                       Less valuation allowance                       -            -
                                                              ---------    ---------
                       Net deferred tax assets                  162,662            -
                                                              ---------    ---------

          Deferred tax liabilities:
             Oil and gas properties and other property
                and equipment, principally due to
                depletion and depreciation                     (519,218)     (89,068)
             Coal properties, principally due to
                differences in depletion                        (80,379)    (146,088)
             Unrealized gain on investment securities
                available for sale                                    -      (50,915)
                                                              ---------    ---------
                       Total gross deferred tax liabilities    (599,597)    (286,071)
                                                              ---------    ---------
                       Net deferred tax liability             $(436,935)    (286,071)
                                                              =========    =========

     Based on the future reversal of existing taxable temporary differences and future earnings expectations, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded.

(4)  Segment Information and Major Customers

     The Company is engaged in oil and gas and coal and gravel activities. Separate financial information with respect to these two business segments is included in the accompanying financial statements. All of the Company's operations are in the United States.

     Oil sales to customers which accounted for more than 10% of the Company's total oil sales aggregated approximately $1,100,000 and $195,000 in 1997, and approximately $204,000, $90,000 and $45,000 in 1996. Gas sales to a customer which accounted for more than 10% of the Company's total gas sales aggregated approximately $798,000 and $150,000 in 1997 and 1996, respectively.


                                                                    (Continued)

                             OAKRIDGE ENERGY, INC.

                         Notes to Financial Statements

(5)  Related Party Transactions

     In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and affiliates also own interests.

     During 1996, the Company purchased 29,458 shares of the Company's common stock from the Company's Vice President and Assistant Secretary and Treasurer, 24,750 shares from a company controlled by the Company's Vice President and Assistant Secretary and Treasurer, and 100,000 shares from the Company's Executive Vice President. These purchases were made at $2.25 per share which approximates the share price paid by the Company to other unaffiliated stockholders.

     Subsequent to February 28, 1997, the Company purchased 60,000 shares of the Company's common stock from the Company's Executive Vice President at $2.875 per share which approximates the share price paid by the Company to other unaffiliated stockholders.

(6)  Commitments and Contingencies

     The Company is subject to certain claims and litigation. In the opinion of management, the outcome of such matters will not have a materially adverse effect on the financial statements of the Company.

     As of February 28, 1997 and February 29, 1996, the Company has pledged interest-bearing cash deposits of $875,681 to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation with respect to coal and gravel properties. These pledged cash deposits are included in other noncurrent assets in the accompanying balance sheets.

(7)  Oil and Gas Information

     The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with Statement of Financial Accounting Standards No. 69 ("Statement No. 69").

     (a)  Costs Incurred

          A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 28, 1997 and February 29, 1996 follows:

                                                  1997         1996
                                               ----------   ----------
          Acquisition of unproved properties   $  155,232      246,163
                                               ==========   ==========

          Development costs                    $2,189,265    1,592,343
                                               ==========   ==========

          Exploration costs                    $  336,959    1,111,672
                                               ==========   ==========


                                                                    (Continued)

                             OAKRIDGE ENERGY, INC.

                         Notes to Financial Statements

     (b)  Results of Operations for Producing Activities

          The following table presents the results of operations for the Company's oil and gas producing activities for the years ended February 28, 1997 and February 29, 1996.

                                                       1997           1996
                                                   -----------    -----------
          Revenues                                 $ 2,451,839        525,778
          Production costs                            (437,770)      (237,063)
          Depletion, depreciation, and valuation
             provisions                             (1,108,209)      (256,565)
          Exploration costs                           (336,959)    (1,111,672)
                                                   -----------    -----------
                                                       568,901     (1,079,522)
          Income tax benefit (expense)                (193,426)       367,037
                                                   -----------    -----------

          Results of operations for producing
             activities (excluding corporate
             overhead and interest costs)          $   375,475       (712,485)
                                                   ===========    ===========

(8)  Reserve Quantity Information (Unaudited)

     The following table presents the Company's estimate of its proved oil and gas reserves, all of which are located in the United States. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm. Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

                                                          Oil            Gas
                                                       ----------    ----------
          Proved developed and undeveloped reserves:
             Balance, February 28, 1995                    33,709       106,922
                Revisions of previous estimates            28,869          (630)
                Extensions and discoveries                 63,445       862,254
                Production                                (19,920)      (99,396)
                                                       ----------    ----------
             Balance, February 29, 1996                   106,103       869,150

                Revisions of previous estimates            35,741       156,736
                Extensions and discoveries                525,796     1,436,790
                Production                                (64,868)     (389,756)
                                                       ----------    ----------
             Balance, February 28, 1997                   602,772     2,072,920
                                                       ==========    ==========

          Proved developed reserves:
             February 28, 1995                             33,709       106,922
                                                       ==========    ==========

             February 29, 1996                            106,103       869,150
                                                       ==========    ==========

             February 28, 1997                            314,277     1,908,674
                                                       ==========    ==========


                                                                    (Continued)

                             OAKRIDGE ENERGY, INC.

                         Notes to Financial Statements

(9)  Standardized Measure of Discounted Future Net Cash Flow and
       Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)

     The following table, which presents a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves, is presented pursuant to Statement No. 69. In computing this data, assumptions other than those required by the Financial Accounting Standards Board could produce different results. Accordingly, the data should not be construed as representative of the fair market value of the Company's proved oil and gas reserves.

     Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual arrangements in existence at year-end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the Company's proved oil and gas reserves. The standardized measure of discounted future cash flows at February 28, 1997 and February 29, 1996, which represent the present value of estimated future cash flows using a discount rate of 10% a year, follows:

                                                                   1997            1996
                                                               ------------    ------------
          Future cash inflows                                  $ 15,861,328       3,916,716
          Future production and development costs                (7,468,032)     (1,615,715)
          Future income tax expenses                             (1,002,950)       (261,548)
                                                               ------------    ------------
          Future net cash flows                                   7,390,346       2,039,453

          10% annual discount for estimated
             timing of cash flows                                (1,602,116)       (417,797)
                                                               ------------    ------------
          Standardized measure of discounted
             future net cash flows                             $  5,788,230       1,621,656
                                                               ============    ============

          Beginning of year                                    $  1,621,656         253,163
             Sales of oil and gas, net of production costs       (2,014,069)       (288,715)
             Extensions, discoveries, and improved
                recoveries, less related costs                    7,221,876       1,510,204
             Accretion of discount                                  162,166          25,316
             Net change in sales and transfer prices, net of
                production costs                                    746,573          64,631
             Changes in estimated future development costs       (1,522,377)         (6,532)
             Net change in income taxes                          (1,354,531)       (239,862)
             Changes in production rates (timing and other)         441,966          69,306
             Revisions of previous quantities                       484,970         234,145
                                                               ------------    ------------
          End of year                                          $  5,788,230       1,621,656
                                                               ============    ============


                                                                    (Continued)

                             OAKRIDGE ENERGY, INC.

                         Notes to Financial Statements



(10) Quarterly Operating Results (Unaudited)

     Quarterly results of operations for 1997 and 1996 were as follows:

                                 First       Second        Third      Fourth       Full
                                Quarter      Quarter      Quarter     Quarter      Year
                               ---------    ---------    ---------   ---------   ---------
     1997
     Total revenues            $ 422,176      414,822      568,074   1,148,290   2,553,362
     Income (loss)
         from operations         (32,085)    (149,315)      28,848     178,947      26,395
     Net income (loss)            (7,110)     (66,205)      76,447     496,300     499,432
     Income (loss) per share        (.00)        (.01)         .01         .10         .10

                                 First       Second        Third      Fourth       Full
                                Quarter      Quarter      Quarter     Quarter      Year
                               ---------    ---------    ---------   ---------   ---------
     1996
     Total revenues           $  107,906      107,598      122,076     305,582     643,162
     Loss from operations       (173,220)    (402,572)    (861,056)   (283,471) (1,720,319)
     Net loss                    (32,039)    (181,716)    (477,484)   (211,304)   (902,543)
     Loss per share                (0.01)       (0.03)       (0.09)      (0.04)      (0.17)

     During the fourth quarter of 1996, an adjustment of $560,000 was recorded to expense geological and geophysical costs incurred by the Company during the third quarter of 1996. The Company's November 30, 1995 Form 10-QSB reported such amounts as prepaid expenses. The quarterly information presented above includes the effects of recording such expenses in the quarter ending November 30, 1995, net of $190,400 in deferred tax benefits.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company did not change its principal independent accounting firm nor have any disagreements with such firm on accounting and financial disclosure matters during the two fiscal years ended February 28, 1997.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 1997 to be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after the end of such year.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 1997 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 1997 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 1997 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits

         (3)(ii) By-Laws of the Company dated May 23, 1975 filed as Exhibit A(4) to Form 10 and incorporated herein by reference.

         (10) Contract for Development of Gravel dated December 28, 1993 between the Company and Durango Construction, Inc. pertaining to the approximate 33-acre gravel permit area in La Plata County, Colorado, including exhibits, filed as Exhibit (10) to the Company's Form 10-QSB for the quarterly period ended November 30, 1993 and incorporated herein by reference.

         (27)     Financial Data Schedule.

         (99) Opinion of the Supreme Court of the State of Utah in Oakridge Energy, Inc., Plaintiff and Appellee, vs. Martin Taylor Clifton et al, Defendants and
                  Appellants, No. 960049 filed April 18, 1997.

   (b) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

                 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OAKRIDGE ENERGY, INC.



By /s/ Noel Pautsky
   --------------------------
   Noel Pautsky, President

DATE:  May 27, 1997


                 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Noel Pautsky                        By /s/ Sandra Pautsky
   ---------------------------                -----------------------------
   Noel Pautsky, Chairman                     Sandra Pautsky, Executive
     of Board of Directors,                        Vice President and
         President (Chief                          Secretary-Treasurer
         Executive Officer)                        (Chief Financial Officer
         and Director                              and Chief Accounting
                                                   Officer)
                                                   and Director

DATE:  May 27, 1997                                DATE:  May 27, 1997



By /s/ Danny Croker                        By /s/ Randy Camp
   ---------------------------                -----------------------------
   Danny Croker, Director                     Randy Camp, Director


DATE:  May 27, 1997                                DATE:  May 27, 1997

                               INDEX TO EXHIBITS

                 The exhibits filed with this Registration Statement are filed in accordance with the requirements of Item 601 of Regulation S-B for filings on Form 10-KSB. For convenient reference, each exhibit is listed according to the number assigned to it in the Exhibit Table of such Item 601.

         (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession - not applicable.

         (3)(ii) By-laws - By-Laws of the Registrant dated May 23, 1975 filed as Exhibit A(4) to Form 10 and incorporated herein by reference.

         (4) Instruments defining the rights of security holders, including indentures - not applicable.

         (9)     Voting trust agreement - not applicable.

         (10) Material contracts - Contract for Development of Gravel dated December 28, 1993 between the Registrant and Durango Construction, Inc. pertaining to the approximate 33-acre gravel permit area in La Plata County, Colorado, including exhibits, filed as Exhibit (10) to the Registrant's Form 10-QSB for the quarterly period ended November 30, 1993 and incorporated herein by reference.

         (11) Statement re computation of per share earnings - not applicable.

         (13)    Annual or quarterly reports, Form 10-Q - not applicable.

         (16)    Letter on change in certifying accountant - not applicable.

         (18)    Letter on change in accounting principles - not applicable.

         (19)    Previously unfiled documents - not applicable.

         (21)    Subsidiaries of the registrant - not applicable.

         (22) Published report regarding matters submitted to vote -not applicable.

         (23)    Consent of experts and counsel - not applicable.

         (24)    Power of attorney - not applicable.

         (27)    Financial Data Schedule.

         (99) Additional exhibits - Opinion of the Supreme Court of the State of Utah in Oakridge Energy, Inc., Plaintiff and Appellee, vs. Martin Taylor Clifton et al, Defendants and Appellants, No. 960049 filed April 18, 1997.