Form 10QSB
period 1997-05-31
OAKRIDGE ENERGY INC
filed 1997-07-15
CIK 216748

================================================================================

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
          (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 1997.

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

                                 (940) 322-4772
                          (Issuer's telephone number)

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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 1997: Common Stock, $.04 par value - 4,989,309 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]           NO [X]

================================================================================

                                     INDEX

                                                                         Page #
                                                                         ------
Part I - Financial Information
     1.  Financial Statements:

            Condensed Balance Sheets at
               February 28, 1997 and May 31, 1997                           1

            Condensed Statements of Operations
               For the Three Months Ended May 31, 1996 and 1997             2

            Statements of Cash Flows
               For the Three Months Ended May 31, 1996 and 1997             3

            Notes to Condensed Financial Statements                         4

     2.  Management's Discussion and Analysis or Plan of Operation          5

Part II - Other Information
     6.  Exhibits and Reports on Form 8-K                                   8

Signatures                                                                  9






                                      (i)

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                    ASSETS
                                                                                  As of           As of
                                                                            February 28,         May 31,
                                                                                   1997             1997
                                                                            ------------    ------------
                                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                $    195,631    $    218,488
   Trade accounts receivable                                                     807,005         617,108
   Other receivables                                                              29,558          28,749
   Investment securities                                                       1,399,344       1,940,683
   Current maturities of long-term notes receivable                                4,760           4,855
   Federal income tax receivable                                                 230,602         230,602
   Deferred tax asset                                                             44,303          15,362
   Prepaid expenses and other                                                     27,571          17,534
                                                                            ------------    ------------
         Total current assets                                                  2,738,774       3,073,381
                                                                            ------------    ------------

Investment securities                                                          1,347,663       1,048,249

Long-term notes receivable, net of current maturities                             27,894          26,644

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
   $2,864,407 on February 28, 1997 and $3,084,805 on May 31, 1997              3,180,284       3,462,031

Coal and gravel properties, net of accumulated depletion and depreciation
   of $8,330,649 on February 28, 1997 and $8,333,644 on May 31, 1997             404,130         401,288

Real estate held for development                                               2,275,977       2,366,246

Other property and equipment, net of accumulated depreciation
   of $733,429 on February 28, 1997 and $656,933 on May 31, 1997                 172,611         165,850

Other assets                                                                   1,213,043       1,242,931
                                                                            ------------    ------------
                                                                            $ 11,360,376    $ 11,786,620
                                                                            ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $    239,906    $    335,583
   Accrued expenses                                                               56,008          53,485
   Other liabilities                                                                --           351,618
                                                                            ------------    ------------
         Total current liabilities                                               295,914         740,686
                                                                            ------------    ------------

Deferred federal income taxes                                                    481,238         526,238
                                                                            ------------    ------------
         Total liabilities                                                       777,152       1,266,924
                                                                            ------------    ------------

Stockholders' equity:
   Common stock, $.04 par value, 20,000,000 shares authorized,
          10,157,803 shares issued                                               406,312         406,312
   Additional paid-in capital                                                    805,092         805,092
   Retained earnings                                                          17,188,379      17,342,315
   Net unrealized gain on investment securities available for sale               (86,002)        (29,822)
                                                                            ------------    ------------
                                                                              18,313,781      18,523,897
   Less treasury stock, at cost; 5,074,444 shares on February 28, 1997
        and 5,168,494 on May 31, 1997                                         (7,730,557)     (8,004,201)
                                                                            ------------    ------------
         Total stockholders' equity                                           10,583,224      10,519,696
                                                                            ============    ============
                                                                            $ 11,360,376    $ 11,786,620
                                                                            ============    ============



The accompanying notes are an integral part of these financial statements.

                             Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          For 3 Months    For 3 Months
                                                 Ended           Ended
                                          May 31, 1996    May 31, 1997
                                          ------------    ------------
Revenues:
   Oil and gas                            $    396,694    $    898,975
   Coal and gravel                              14,832          10,342
   Other                                        10,650          10,650
                                          ------------    ------------
      Total revenues                           422,176         919,967
                                          ------------    ------------

Operating expenses:
   Oil and gas                                 289,192         566,782
   Coal and gravel                              18,133          24,376
   Real estate development                      48,442          16,514
   General and administrative                   98,494         128,696
                                          ------------    ------------
      Total operating expenses                 454,261         736,368
                                          ------------    ------------

      Income (loss) from operations            (32,085)        183,599
                                          ------------    ------------

Other income (expense):
   Interest and dividend income                 75,184          50,495
   Interest expense                             (9,263)         (3,607)
   Other, net                                        0           9,683
                                          ------------    ------------
      Total other income                        65,921          56,571
                                          ------------    ------------

      Income before income taxes                33,836         240,170
                                          ------------    ------------

Income tax expense                              40,946          86,234
                                          ------------    ------------

         Net income (loss)                $     (7,110)   $    153,936
                                          ============    ============

         Income (loss) per common share   $      (0.00)   $       0.03
                                          ============    ============

Weighted average shares outstanding          5,126,833       5,031,577
                                          ============    ============



The accompanying notes are an integral part of these financial statements.

                             Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            For 3 Months    For 3 Months
                                                                   Ended           Ended
                                                            May 31, 1996    May 31, 1997
                                                            ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                        $     (7,110)   $    153,936
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depletion and depreciation                              181,430         231,204
         Accretion on investment securities, net                  (4,720)         (4,648)
         Gain on sales of other property and equipment                 0         (19,000)
         Deferred federal income taxes                           184,718          45,000
         Net changes in assets and liabilities:
            Trade accounts receivable                           (177,449)        189,897
            Other receivables                                    (23,732)            809
            Federal income tax receivable                       (173,213)              0
            Prepaid expenses and other current assets              6,533          10,037
            Accounts payable                                      53,599          95,677
            Accrued expenses                                     (10,470)         (2,523)
                                                            ------------    ------------
               Net cash provided by operating activities          29,586         700,389
                                                            ------------    ------------

Cash flows from investing activities:
   Additions to oil and gas properties                          (775,823)       (513,746)
   Additions to coal and gravel properties                       (22,439)              0
   Additions to real estate held for development                       0         (91,472)
   Additions to other property and equipment                      (5,588)              0
   Increase in other assets                                            0         (29,888)
   Proceeds from sale of oil and gas properties                        0          11,601
   Proceeds from sale of other property and equipment                  0          19,000
   Purchases of investments available for sale                         0        (152,156)
   Principal payments received on notes receivable                 1,066           1,155
                                                            ------------    ------------
               Net cash used in investing activities            (802,784)       (755,506)
                                                            ------------    ------------

Cash flows from financing activities:
   Other liabilities                                             803,272         351,618
   Purchases of treasury stock                                   (22,971)       (273,644)
                                                            ------------    ------------
               Net cash provided by financing activities         780,301          77,974
                                                            ------------    ------------

Net increase in cash and cash equivalents                          7,103          22,857

Cash and cash equivalents at beginning of period                  44,300         195,631
                                                            ------------    ------------

Cash and cash equivalents at end of period                  $     51,403    $    218,488
                                                            ============    ============

Supplemental disclosures of cash flow information:
   Interest paid                                            $      7,345    $      3,198
   Income taxes paid                                        $     29,382    $     41,234
   Recognition in Stockholders' Equity of the net unrealized holding gains on available for sale securities of
      $167,677, net of tax effect of $57,010 during the quarter ended May 31, 1996 and $56,180, net of tax effect of
      $28,941 during the quarter ended May 31, 1997.



The accompanying notes are an integral part of these financial statements.

                             OAKRIDGE ENERGY, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

(1) The accompanying unaudited financial statements for the three-month periods ended May 31, 1996 and 1997 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 28, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

          The Company's financial performance continued to improve in the three months ended May 31, 1997 as the Company had net income of $153,936 ($.03 per share) compared to a net loss of $7,110 ($.00 per share) during the three months ended May 31, 1996. Increased oil and gas revenues from the Company's properties in East Texas were the principal reason for the improved performance.

          Oil and gas revenues during the three months ended May 31, 1997 increased approximately $502,300 (126.6%) as compared to the 1996 period. Production gains from the Company's Madison County, Texas (principally oil) and Limestone County, Texas (principally gas) properties were responsible for the increased oil and gas revenues as revenues from all other areas of Company production declined as compared to the prior year. The gains from the two East Texas counties were due to 20 gross (3.47 net) new wells added by the Company from June 1, 1996 through May 31, 1997. The Company had only minimal gas revenues from New Mexico during the three months ended May 31, 1997 after this area had made a significant contribution to oil and gas revenues in the 1996 period.

          The increase in oil and gas revenues were accomplished despite approximate 8.9% and 17.9% decreases in the Company's average oil and gas prices received, respectively, during the three months ended May 31, 1997. The Company's average oil and gas prices received were $19.47 per barrel and $1.77 per MCF in the 1997 period, down from $21.36 per barrel and $2.16 per MCF in the 1996 period. The Company's average oil and gas prices had increased substantially in the 1996 period from the 1995 period prices.

          Gravel revenues decreased approximately $4,500 (30.3%) in the 1997 period due to the continued decline in gravel sales from the Company's Colorado property. Other income (overhead fees received by the Company in the North Texas area) was the same in the 1997 and 1996 periods.

          The expenses of the Company's oil and gas operations increased approximately $277,600 (96.0%) during the three months ended May 31, 1997. Such expenses principally consisted of depletion and depreciation expense, lease operating expense, production taxes and dry hole costs. The first three categories of such expenses rose primarily due to the increased level of operations in the East Texas area during the period. Dry hole costs increased approximately $140,200 (446.6%) in the 1997 period as the Company participated in the drilling of two gross (.45 net) dry holes in New Mexico and East Texas during the period as compared to one gross (.23 net) dry hole in the 1996 period. The Company did not have any expense from abandoned leaseholds in either period.

          The expenses of the Company's coal and gravel operations increased approximately $6,200 (34.4%) in the 1997 period principally due to higher payroll expense and ad valorem taxes. Real estate development expenses declined approximately $31,900 (65.9%) in the three months ended May 31, 1997 as compared to the 1996 period. In the 1996 period, the Company had not yet received the land use permit from La Plata County, Colorado which allowed the Company to commence preliminary site work on the golf course it is building on approximately 170 acres of the 2,025 acres of land the Company owns in such county and, as a result, expensed all of the amounts it incurred for employees working on the project, contract services, consulting engineering services and location maintenance (a total of approximately $39,200). The Company's receipt of the land use permit in August 1996 allowed any amounts expended by the Company for these items in the 1997 period to be capitalized. The funds spent by the Company in the 1997 period for employees working on the project and consulting engineering services were capitalized, but it was not necessary for the Company to expend any funds for contract services and location maintenance during the period.

          General and administrative expense rose approximately $30,200 (30.7%) during the three months ended May 31, 1997 primarily due to the increased expense incurred in 1997 for the independent petroleum engineering report the Company obtains annually at yearend with respect to its proven oil and gas reserves. In 1997, the Company changed the firm responsible for preparing the report and such firm was required to evaluate a number of new wells that commenced production during the year, both of which added to the expense of the report.

          Interest and dividend income declined approximately $24,700 (32.8%) in the 1997 period. Prior to February 28, 1997, the Company paid in full its margin account borrowings, which had been used to fund the Company's operations for most of the year, with proceeds from sales and maturities of investment securities. This resulted in a significant reduction in the funds the Company had invested in the 1997 period. Interest expense declined approximately $5,700 (61.1%) in the 1997 period. Although the Company again used margin account borrowings to fund a portion of its operations in the 1997 period, the level of such borrowings was not as great as in the 1996 period. The "other, net" category of other income and expense was an income item totaling approximately

$9,700 in the 1997 period and resulted primarily from a gain on the sale of other property and equipment. The Company had no items of income or expense in this category in the 1996 period.

          Income tax expense increased approximately $45,300 during the 1997 period due to the higher level of pre-tax income. The amount of the Company's income tax expense in the 1996 period exceeded its pre-tax income for such period due to the combination of franchise taxes paid the State of Texas and federal income taxes.

          The Company's average weighted shares outstanding declined approximately 1.9% in the 1997 period. The Company purchased 94,050 shares during the 1997 period, including a total of 61,250 shares from an affiliate and an employee.

FINANCIAL CONDITION AND LIQUIDITY

          During the first quarter of fiscal 1998, the Company's additions to its oil and gas properties and its real estate development activities required approximately $605,200 in cash funds and its other investing activities used an additional approximate $150,300 in funds. The Company's operating activities provided approximately $700,400 in funds during the quarter and the Company's financing activities (the excess of funds obtained from margin account borrowings over the funds used to purchase Company stock) provided an additional $78,000 in funds, resulting in an increase in the Company's cash and cash equivalents by approximately $22,900.

          Notwithstanding the increase in the Company's oil and gas revenues which occurred in fiscal 1997 and the first quarter of fiscal 1998 and which the Company expects to continue, the Company anticipates that its activities in the oil and gas business and in real estate development during the remainder of fiscal 1998 will be net users of cash. To the extent the needed funds are not provided by the Company's operating activities, the Company expects to fund such activities from a combination of further margin account borrowings and the sale and maturities of its investment securities. At May 31, 1997, the Company held investment securities totaling approximately $2,989,000.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - Financial Data Schedule for the three months ended May 31, 1997 filed as Exhibit 27.

     (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended May 31, 1997.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OAKRIDGE ENERGY, INC.
                                            (Registrant)



DATE:  July 15, 1997                    By /s/ Sandra Pautsky
                                           ------------------------------------
                                           Sandra Pautsky, Executive Vice
                                                President and Chief
                                                Accounting Officer

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