Form 10QSB
period 1997-08-31
OAKRIDGE ENERGY INC
filed 1997-10-15
CIK 216748

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB
        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended August 31, 1997.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 1997: Common Stock, $.04 par value - 4,943,009 shares;

Transitional Small Business Disclosure Format (check one);
YES [   ]       NO [ X ]

                                     INDEX

                                                                         Page #
                                                                         ------
Part I - Financial Information
    1.  Financial Statements:

            Condensed Balance Sheets at

               February 28, 1997 and August 31, 1997                         1

            Condensed Statements of Operations
               for the Three Months Ended August 31, 1996 and 1997 and
               for the Six Months Ended August 31, 1996 and 1997             2

            Statements of Cash Flows
               for the Six Months Ended August 31, 1996 and 1997             3

            Notes to Condensed Financial Statements                          4

    2.  Management's Discussion and Analysis or Plan of Operation            6

Part II - Other Information
    6.  Exhibits and Reports on Form 8-K                                    10

Signatures                                                                  11








                                      (i)

                         Part I - Financial Information
Item 1. Financial Statements.
                             Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                                 As of             As of
                                                                                     February 28, 1997   August 31, 1997
                                                                                     -----------------   ---------------
                                                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                                            $    195,631      $     75,805
   Trade accounts receivable                                                                 807,005           603,378
   Other receivables                                                                          29,558            29,274
   Investment securities                                                                   1,399,344         1,517,690
   Current maturities of long-term notes receivable                                            4,760             4,953
   Federal income tax receivable                                                             230,602           210,862
   Deferred tax asset                                                                         44,303            74,456
   Prepaid expenses and other                                                                 27,571            13,734
                                                                                        ------------      ------------
         Total current assets                                                              2,738,774         2,530,152
                                                                                        ------------      ------------

Investment securities                                                                      1,347,663         1,052,006

Long-term notes receivable, net of current maturities                                         27,894            25,368

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
   $2,864,407 on February 28, 1997 and $3,317,811 on August 31, 1997                       3,180,284         3,627,477

Coal and gravel properties, net of accumulated depletion and depreciation
   of $8,330,649 on February 28, 1997 and $8,339,259 on August 31, 1997                      404,130           395,672

Real estate held for development                                                           2,275,977         2,410,179

Other property and equipment, net of accumulated depreciation
   of $733,429 on February 28, 1997 and $646,180 on August 31, 1997                          172,611           159,102

Other assets                                                                               1,213,043         1,278,502
                                                                                        ------------      ------------
                                                                                        $ 11,360,376      $ 11,478,458
                                                                                        ============      ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $    239,906      $    219,484
   Accrued expenses                                                                           56,008            53,388
   Other liabilities                                                                              --            17,505
   Federal income tax payable                                                                     --            29,500
                                                                                        ------------      ------------
         Total current liabilities                                                           295,914           319,877
                                                                                        ------------      ------------

Deferred federal income taxes                                                                481,238           601,238
                                                                                        ------------      ------------
         Total liabilities                                                                   777,152           921,115
                                                                                        ------------      ------------

Stockholders' equity:
   Common stock, $.04 par value, 20,000,000 shares authorized,
         10,157,803 shares issued                                                            406,312           406,312
   Additional paid-in capital                                                                805,092           805,092
   Retained earnings                                                                      17,188,379        17,639,361
   Net unrealized loss on investment securities available for sale                           (86,002)         (144,534)
                                                                                        ------------      ------------
                                                                                          18,313,781        18,706,231
   Less treasury stock, at cost; 5,074,444 shares on February 28, 1997
      and 5,214,794 on August 31, 1997                                                    (7,730,557)       (8,148,888)
                                                                                        ------------      ------------
         Total stockholders' equity                                                       10,583,224        10,557,343
                                                                                        ------------      ------------
                                                                                        $ 11,360,376      $ 11,478,458
                                                                                        ============      ============

The accompanying notes are an integral part of these financial statements.

                             Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              For 3 Months     For 3 Months     For 6 Months      For 6 Months
                                                 Ended            Ended            Ended             Ended
                                            August 31, 1996   August 31, 1997  August 31, 1996   August 31, 1997
                                            ---------------   ---------------  ---------------   ---------------
Revenues:
   Oil and gas                                 $   388,625      $   998,392      $   785,319      $ 1,897,367
   Coal and gravel                                  14,947           18,447           29,779           28,789
   Other                                            11,250           10,650           21,900           21,300
                                               -----------      -----------      -----------      -----------
      Total revenues                               414,822        1,027,489          836,998        1,947,456
                                               -----------      -----------      -----------      -----------

Operating expenses:
   Oil and gas                                     426,572          474,785          715,764        1,041,567
   Coal and gravel                                  32,978           31,836           51,111           56,212
   Real estate development                         (33,078)          40,678           15,364           57,192
   General and administrative                      137,665          106,882          236,159          235,578
                                               -----------      -----------      -----------      -----------
      Total operating expenses                     564,137          654,181        1,018,398        1,390,549
                                               -----------      -----------      -----------      -----------

      Income (loss) from operations               (149,315)         373,308         (181,400)         556,907
                                               -----------      -----------      -----------      -----------

Other income (expense):
   Interest and dividend income                     74,155           49,414          149,339           99,909
   Interest expense                                (20,352)          (6,575)         (29,615)         (10,182)
   Other, net                                       14,745           27,739           14,745           37,422
                                               -----------      -----------      -----------      -----------
      Total other income                            68,548           70,578          134,469          127,149
                                               -----------      -----------      -----------      -----------

      Income (loss) before income taxes            (80,767)         443,886          (46,931)         684,056
                                               -----------      -----------      -----------      -----------

Income tax expense (benefit)                       (14,562)         146,840           26,384          233,074
                                               -----------      -----------      -----------      -----------

         Net income (loss)                     ($   66,205)     $   297,046      ($   73,315)     $   450,982
                                               ===========      ===========      ===========      ===========

            Income (loss) per common share     ($     0.01)     $      0.06      ($     0.01)     $      0.09
                                               ===========      ===========      ===========      ===========

Weighted average shares outstanding              5,110,547        4,965,137        5,118,690        4,990,389
                                               ===========      ===========      ===========      ===========



The accompanying notes are an integral part of these financial statements.

                             Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                      For 6 Months      For 6 Months
                                                                          Ended            Ended
                                                                     August 31, 1996   August 31, 1997
                                                                     ---------------   ---------------
Cash flows from operating activities:
   Net income (loss)                                                   ($   73,315)     $   450,982
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depletion and depreciation                                        362,326          477,898
         Accretion on investment securities, net                            (9,796)          (9,218)
         Gain on sales of other property and equipment                     (14,745)         (30,051)
         Deferred federal income taxes                                     224,079          120,000
         Net changes in assets and liabilities:
            Trade accounts receivable                                      (98,521)         203,627
            Other receivable                                                   485              284
            Federal income tax receivable                                 (240,036)          19,740
            Prepaid expenses and other current assets                       11,022           13,837
            Accounts payable                                                 9,850          (20,422)
            Accrued expenses                                               (19,430)          (2,620)
            Federal income taxes payable                                         0           29,500
                                                                       -----------      -----------
               Net cash provided by operating activities                   151,919        1,253,557
                                                                       -----------      -----------

Cash flows from investing activities:
   Additions to oil and gas properties                                  (1,056,555)        (912,198)
   Additions to coal and gravel properties                                 (22,439)               0
   Additions to real estate held for development                           (77,936)        (136,729)
   Additions to other property and equipment                               (31,284)               0
   Increase in other assets                                                      0          (65,459)
   Proceeds from sale of oil and gas properties                              6,000           11,601
   Proceeds from sale of other property and equipment                       14,745           30,051
   Purchases of investments available for sale                                   0         (152,156)
   Maturities of investments held to maturity                              165,000                0
   Maturities of investments available for sale                                  0          250,000
   Principal payments received on notes receivable                           2,154            2,333
                                                                       -----------      -----------
               Net cash used in investing activities                    (1,000,315)        (972,557)
                                                                       -----------      -----------

Cash flows from financing activities:
   Other liabilities                                                       976,250           17,505
   Purchases of treasury stock                                             (56,721)        (418,331)
                                                                       -----------      -----------
               Net cash provided by (used in) financing activities         919,529         (400,826)
                                                                       -----------      -----------

Net increase (decrease) in cash and cash equivalents                        71,133         (119,826)

Cash and cash equivalents at beginning of period                            44,300          195,631
                                                                       -----------      -----------

Cash and cash equivalents at end of period                             $   115,433      $    75,805
                                                                       ===========      ===========

Supplemental disclosures of cash flow information:
   Interest paid                                                       $    28,848      $    10,182
   Income taxes paid                                                   $    42,341      $    63,834

   Recognition in Stockholders' Equity of the net unrealized holding gains
    (losses) on available for sale securities of $2,338, net of tax effect of $1,205 during the six months ended August 31, 1996 and ($58,532), net of tax effect of ($30,153), during the six months ended August 31, 1997.



The accompanying notes are an integral part of these financial statements.

                             OAKRIDGE ENERGY, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

(1) The accompanying unaudited financial statements for the three- and six-month periods ended August 31, 1996 and 1997 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 28, 1997.

(3) In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which is required to be adopted by the Company on February 28, 1998. At that time, the Company will be required to change its presentation of earnings per share ("EPS") to replace primary EPS with a presentation of basic EPS and to restate EPS for all prior periods presented. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's financial statements.

         In February 1997, the FASB also issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, Omnibus Opinion-1966, and 15, Earnings per Share, and FASB Statement of Financial Accounting Standards No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to the requirements of those standards. SFAS No. 129 supersedes specific disclosure requirements of APB Opinions 10 and 15 and SFAS No. 47 and consolidates them for ease of retrieval and for greater visibility to non-public entities. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. It is not expected that the Company will experience any material revision in its disclosures when SFAS No. 129 is adopted.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 will have no impact on the financial condition or results of operations of the Company, but will require changes in the Company's disclosure requirements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION.


         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

         During the three and six-month periods ending August 31, 1997, the Company had net income of $297,046 ($.06 per share) and $450,982 ($.09 per share) compared to net losses of $66,205 ($.01 per share) and $73,315 ($.01 per share) in the matching 1996 periods. The principal reason for the improved performance was substantially increased oil and gas revenues from the Company's Madison County, Texas property.

         Oil and gas revenues increased approximately $609,800 (156.9%) and $1,112,000 (141.6%) during the three and six months ended August 31, 1997, respectively. Virtually all of the increased revenues in both periods was attributable to increased production from the Company's Madison County, Texas property. The following table reflects the changes in the levels of production from this property between the 1996 and 1997 periods:

                                  Three-Month            Three-Month
                                 Period Ending          Period Ending
                                August 31, 1996        August 31, 1997                Increase
                                ---------------        ---------------                --------
Oil(Bbls.)                           6,468                 35,323                        28,855

Gas(MCF)                             -                     35,165                        35,165


                                        Six-Month             Six-Month
                                      Period Ending         Period Ending
                                     August 31, 1996       August 31, 1997             Increase
                                     ---------------       ---------------             --------
Oil(Bbls.)                           13,137                66,631                        53,494

Gas(MCF)                             -                     69,274                        69,274


During the three months ended August 31, 1997, the Company drilled three gross (.75 net) wells in Madison County; two (.50 net) of such wells were productive, and one (.25 net) was a dry hole. At August 31, 1997, the Company had 22 gross (5.50 net) productive wells in Madison County and was participating in the drilling of one additional (.25 net) well.

      The increase in oil and gas revenues during the 1997 periods was accomplished despite significantly lower average oil and gas prices received by the Company. The Company's average oil prices received in the three and six-month 1997 periods were $18.15 and $18.75 per barrel, respectively, down approximately 11% from such prices received in the 1996 periods. The Company's average gas price received increased approximately $.12 per MCF (5.6%) in the 1997 three-month period but fell approximately $.13 per MCF (6.0%) in the six-month period.

      Gravel revenues increased $3,500 (23.4%) in the three months ended August 31, 1997 due to a slight increase in sales from the Company's Colorado property. In the six-month 1997 period, gravel revenues were approximately $1,000 lower. Other income (overhead fees received by the Company as operator in the North Texas area) declined $600 in both 1997 periods.

      The expenses of the Company's oil and gas operations increased approximately $48,200 (11.3%) and $325,800 (45.5%) in the three and six-month 1997 periods, respectively. Such expenses typically consist of depletion and depreciation expense, lease operating expense, production taxes and dry hole costs. The first three categories of such expenses rose substantially primarily due to the increased level of operations in the East Texas area during both periods. Dry hole costs declined approximately $83,300 (59.3%) in the three months ended August 31, 1997 but increased approximately $56,900 (33.1%) in the six-month period. The Company incurred approximately $32,800 in geological and geophysical expense in the 1996 periods but had no comparable expense in the 1997 periods. No abandoned leaseholds expense was incurred in any of the periods.

      The expenses of the Company's coal and gravel operations decreased approximately $1,100 (3.5%) in the three months ended August 31, 1997 but increased approximately $5,100 (10.0%) in the six-month 1997 period due to higher payroll expense and mining fees. Real estate development expenses were approximately $40,700 and $57,200 in the three and six months ended August 31, 1997, respectively, as compared to approximately $(33,100) and $15,400 in the three and six- month 1996 periods. The principal reason for the increases in the 1997 periods was the higher level of activity on the golf course the Company is building on approximately 170 acres of the 2,025 acres of land the Company owns in La Plata County, Colorado. The Company's permitted capitalization in the three and six-months 1996 periods of amounts expensed in a prior 1996 period also had the effect of making the amount of the increases in the 1997 periods larger than otherwise would have been the case.

      General and administrative expense declined approximately $30,800 (22.3%) in the three months ended August 31, 1997 but was roughly the same in the six-month 1997 period as in the prior year period. Lower payroll expense and the absence in the three-month 1997 period of substantial expenses incurred in the 1996 period for the annual independent petroleum engineering report obtained with respect to the Company's proven oil and gas reserves, letters of credit fees and litigation were the principal reasons for the decline in the three-month period. In the six-month 1997 period, the increased expense of the engineering report incurred in the first three months of the year and higher tax accounting expense offset the absence during the period of any letter of credit fees and litigation expense and the effect of lower payroll expense.

      Interest and dividend income decreased approximately $24,700 (33.4%) and $49,400 (33.1%) in the three and six- month 1997 periods, respectively. Prior to February 28, 1997, the Company paid in full its margin account borrowings, which had been used to fund the Company's operations for most of the year, primarily with proceeds from sales and maturities of investment securities. This resulted in a significant reduction in the funds the Company had invested in the 1997 periods. Interest expense declined approximately $13,800 (67.7%) and $19,400 (65.6%) in the three and six months ended August 31, 1997, respectively. Although the Company again used margin account borrowings to fund a portion of its operations in the 1997 periods, the level of such borrowings was not as great as in the 1996 periods. The "other, net" category of other income and expense was an income item totaling approximately $27,700 and $37,400 in the three and six-month 1997 periods, respectively, and resulted primarily from gains on the sale of other property and equipment.

      Income tax expense increased approximately $161,400 and $206,700 in the three and six-month 1997 periods, respectively, due to the Company's pre-tax losses in the 1996 periods and the level of pre-tax income in the 1997 periods. In the 1996 six-month period, the Company incurred income tax expense of approximately $26,400 notwithstanding its pre-tax loss due to the combination of franchise taxes paid the State of Texas and federal income taxes.

      The Company's average weighted shares outstanding declined approximately 2.8% and 2.5% in the three and six months ended August 31, 1997, respectively. The Company purchased a total of 46,300 shares in the three-month period and an additional 94,050 shares in the six-month period. 61,250 of the shares purchased in the six-month period were from an affiliate and an employee. The balance of the shares purchased by the Company in the 1997 periods was from unaffiliated shareholders.

FINANCIAL CONDITION AND LIQUIDITY

      During the first half of fiscal 1998, the Company's operating activities provided approximately $1,253,600 in funds; however, the Company's investing activities (principally additions to oil and gas properties and to real estate held for development, reduced by net investment proceeds) and financing activities (the excess of funds used for purchases of shares of the Company's stock over margin account borrowings) required approximately $972,600 and $400,800 in funds, respectively, resulting in a decrease in the Company's cash and cash equivalents by approximately $119,800.

      Notwithstanding the substantial increase in the Company's oil and gas revenues which occurred in the first half of the fiscal year and which the Company expects to continue for at least the remainder of the year, the Company continues to expect that its activities in the oil and gas business and real estate development during the remainder of fiscal 1998 will be net users of cash. To the extent that the needed funds are not provided by the Company's operating activities, the Company anticipates funding such activities from a combination of further margin account borrowings and the sale and maturities of its investment securities. At August 31, 1997, the Company held investment securities totaling approximately $2,569,700.

                          PART II - Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits - Financial Data Schedule for the six months ended August 31, 1997 filed as Exhibit 27.

      (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended August 31, 1997.

                                   SIGNATURES


                 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OAKRIDGE ENERGY, INC.
                                       (Registrant)



DATE:  October 15, 1997           By /s/ Sandra Pautsky
                                     -----------------------------------------
                                      Sandra Pautsky, Executive Vice President
                                              and Chief Accounting Officer

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