Form 10QSB
period 1997-11-30
OAKRIDGE ENERGY INC
filed 1998-01-14
CIK 216748

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB
 (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended November 30, 1997.

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ( X )      NO (   )

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES ( X )      NO (   )

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1997: Common Stock, $.04 par value - 4,930,209 shares

Transitional Small Business Disclosure Format (check one);
YES (   )      NO ( X )

                                      INDEX

                                                                                    Page #
PART I - FINANCIAL INFORMATION

        1.  FINANCIAL STATEMENTS:

                 CONDENSED BALANCE SHEETS AT
                         FEBRUARY 28, 1997 AND NOVEMBER 30, 1997                     1

                 CONDENSED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1997 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1997        2

                 STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1997        3

                 NOTES TO CONDENSED FINANCIAL STATEMENTS                             4

        2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                6

PART II - OTHER INFORMATION
        6.  EXHIBITS AND REPORTS ON FORM 8-K                                        10

SIGNATURES                                                                          11



                                      (i)

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                            As of               As of
                                                                                February 28, 1997   November 30, 1997
                                                                                -----------------   ----------------
Current assets:                                                                                          (Unaudited)
   Cash and cash equivalents                                                         $    195,631       $    272,791
   Trade accounts receivable                                                              807,005            883,790
   Other receivables                                                                       29,558             22,514
   Investment securities                                                                1,399,344          1,596,942
   Current maturities of long-term notes receivable                                         4,760              5,053
   Federal income tax receivable                                                          230,602                  0
   Deferred tax asset                                                                      44,303            124,114
   Prepaid expenses and other                                                              27,571              9,885
                                                                                     ------------       ------------
         Total current assets                                                           2,738,774          2,915,089
                                                                                     ------------       ------------

Investment securities                                                                   1,347,663            580,646

Long-term notes receivable, net of current maturities                                      27,894             24,067

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
   $2,864,407 on February 28, 1997 and $3,556,748 on November 30, 1997                  3,180,284          4,001,336

Coal and gravel properties, net of accumulated depletion and depreciation
   of $8,330,649 on February 28, 1997 and $8,345,114 on November 30, 1997                 404,130            389,818

Real estate held for development                                                        2,275,977          2,459,615

Other property and equipment, net of accumulated depreciation
   of $733,429 on February 28, 1997 and $652,452 on November 30, 1997                     172,611            153,300

Other assets                                                                            1,213,043          1,299,048
                                                                                     ------------       ------------
                                                                                     $ 11,360,376       $ 11,822,919
                                                                                     ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $    239,906       $    361,390
   Accrued expenses                                                                        56,008             44,117
   Federal income tax payable                                                                  --              4,500
                                                                                     ------------       ------------
         Total current liabilities                                                        295,914            410,007
                                                                                     ------------       ------------

Deferred federal income taxes                                                             481,238            726,238
                                                                                     ------------       ------------
         Total liabilities                                                                777,152          1,136,245
                                                                                     ------------       ------------

Stockholders' equity:
   Common stock, $.04 par value, 20,000,000 shares authorized,
          10,157,803 shares issued                                                        406,312            406,312
   Additional paid-in capital                                                             805,092            805,092
   Retained earnings                                                                   17,188,379         17,904,988
   Net unrealized loss on investment securities available for sale                        (86,002)          (240,929)
                                                                                     ------------       ------------
                                                                                       18,313,781         18,875,463
   Less treasury stock, at cost; 5,074,444 shares on February 28, 1997
        and 5,227,594 on November 30, 1997                                             (7,730,557)        (8,188,789)
                                                                                     ------------       ------------
         Total stockholders' equity                                                    10,583,224         10,686,674
                                                                                     ============       ============
                                                                                     $ 11,360,376       $ 11,822,919
                                                                                     ============       ============

The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     For 3 Months       For 3 Months         For 9 Months        For 9 Months
                                            Ended              Ended                Ended               Ended
                                November 30, 1996  November 30, 1997    November 30, 1996   November 30, 1997
                                -----------------  -----------------    -----------------   -----------------
Revenues:
   Oil and gas                        $   538,242        $ 1,114,235          $ 1,323,561         $ 3,011,602
   Coal and gravel                         17,382             19,148               47,161              47,937
   Other                                   12,450             10,650               34,350              31,950
                                      -----------        -----------          -----------         -----------
      Total revenues                      568,074          1,144,033            1,405,072           3,091,489
                                      -----------        -----------          -----------         -----------

Operating expenses:
   Oil and gas                            355,799            667,040            1,071,563           1,708,607
   Coal and gravel                         33,298             35,629               84,409              91,841
   Real estate development                 31,884              9,653               47,248              66,845
   General and administrative             118,245            109,264              354,404             344,842
                                      -----------        -----------          -----------         -----------
      Total operating expenses            539,226            821,586            1,557,624           2,212,135
                                      -----------        -----------          -----------         -----------

      Income (loss) from operations        28,848            322,447             (152,552)            879,354
                                      -----------        -----------          -----------         -----------

Other income (expense):
   Interest income                         72,598             44,283              221,937             144,192
   Interest expense                       (24,137)            (1,177)             (53,752)            (11,359)
   Other, net                              38,521                133               53,266              37,555
                                      -----------        -----------          -----------         -----------
      Total other income                   86,982             43,239              221,451             170,388
                                      -----------        -----------          -----------         -----------

      Income before income taxes          115,830            365,686               68,899           1,049,742
                                      -----------        -----------          -----------         -----------

Provision for income taxes                 39,383            100,059               65,767             333,133
                                      -----------        -----------          -----------         -----------

         Net income                   $    76,447        $   265,627          $     3,132         $   716,609
                                      ===========        ===========          ===========         ===========

            Net income per
                      common share    $      0.01        $      0.05          $      0.00         $      0.14
                                      ===========        ===========          ===========         ===========

Weighted average shares outstanding     5,102,270          4,939,072            5,113,256           4,973,408
                                      ===========        ===========          ===========         ===========

The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For 9 Months         For 9 Months
                                                                           Ended                Ended
                                                               November 30, 1996    November 30, 1997
                                                               -----------------    -----------------
Cash flows from operating activities:
   Net income                                                        $     3,132          $   716,609
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Depletion and depreciation                                      510,650              730,459
         Abandoned leaseholds                                                  0              107,055
         Accretion on investment securities, net                         (14,746)             (13,163)
         Gain on sales of oil and gas properties                          (7,410)                (133)
         Gain on sales of other property and equipment                   (45,856)             (30,051)
         Deferred federal income taxes                                   355,721              245,000
         Net changes in assets and liabilities:
            Trade accounts receivable                                    (80,002)             (76,785)
            Other accounts receivable                                    (20,796)               7,044
            Federal income tax receivable                               (332,295)             230,602
            Prepaid expenses and other current assets                     16,360               17,686
            Accounts payable                                              77,188              121,484
            Accrued expenses                                             (30,196)             (11,891)
            Federal income tax payable                                         0                4,500
                                                                     -----------          -----------
               Net cash provided by operating activities                 431,750            2,048,416
                                                                     -----------          -----------

Cash flows from investing activities:
   Additions to oil and gas properties                                (1,475,184)          (1,632,048)
   Additions to coal and gravel properties                               (22,439)                   0
   Additions to real estate held for development                        (113,262)            (187,664)
   Additions to other property and equipment                             (31,284)                (470)
   Increase in other assets                                             (302,398)             (86,005)
   Proceeds from sale of oil and gas properties                           13,410               11,734
   Proceeds from sale of other property and equipment                     49,593               30,051
   Purchases of investments available for sale                                 0             (152,156)
   Maturities of investments held to maturity                            165,000                    0
   Maturities of investments available for sale                                0              500,000
   Principal payments received on notes receivable                         3,263                3,534
                                                                     -----------          -----------
               Net cash used in investing activities                  (1,713,301)          (1,513,024)
                                                                     -----------          -----------

Cash flows from financing activities:
   Other liabilities                                                   1,377,559                    0
   Purchases of treasury stock                                           (56,721)            (458,232)
                                                                     -----------          -----------
               Net cash provided by (used in) financing activities     1,320,838             (458,232)
                                                                     -----------          -----------

Net increase in cash and cash equivalents                                 39,287               77,160

Cash and cash equivalents at beginning of period                          44,300              195,631
                                                                     -----------          -----------

Cash and cash equivalents at end of period                           $    83,587          $   272,791
                                                                     ===========          ===========

Supplemental disclosures of cash flow information:
   Interest paid                                                     $    51,967          $    11,359
   Income taxes paid                                                 $    42,340          $    63,893


Recognition in Stockholders' Equity of the net unrealized holding gains
  (losses) on available for sale securities of $49,894, net of tax effect of $25,702 during the nine months ended November 30, 1996 and ($154,927), net of tax effect of ($79,811) during the nine months ended November 30, 1997.


The accompanying notes are an integral part of these financial statements.

                             OAKRIDGE ENERGY, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)


(1) The accompanying unaudited financial statements for the three-and nine-month periods ended November 30, 1996 and 1997 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

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

RESULTS OF OPERATIONS

              During the three and nine-month periods ending November 30, 1997, the Company had net income of $265,627 ($.05 per share) and $716,609 ($.14 per share) compared to net income of $76,447 ($.01 per share) and $3,132 ($.00 per share) in the matching 1996 periods. The principal reason for the improved performance continued to be significantly increased oil and gas revenues from the Company's Madison County, Texas property.

              Oil and gas revenues increased approximately $576,000 (107.0%) and $1,688,000 (127.5%) during the three and nine months ended November 30, 1997, respectively, primarily due to higher production levels from the Company's Madison County, Texas property. Increased gas production from the Company's Limestone County, Texas property also contributed to the nine-month period rise in revenues.

              The following table reflects the changes in the levels of production from the Madison County property between the 1996 and 1997 periods:

                      Three-Month             Three-Month
                     Period Ending           Period Ending
                   November 30, 1996       November 30, 1997      Increase
                   -----------------       -----------------      --------
Oil (Bbls.)          11,517                 37,372                 25,855

Gas (MCF)             3,028                 39,388                 36,360


                        Nine-Month            Nine-Month
                       Period Ending         Period Ending
                     November 30, 1996     November 30, 1997      Increase
                     -----------------     -----------------      --------
Oil (Bbls.)          24,654                 104,003                79,349

Gas (MCF)             3,028                 108,662               105,634

During the three months ended November 30, 1997, the Company drilled two gross (.50 net) wells in Madison County, both of which were productive. At November 30, 1997, the Company had 24 gross (6.00 net) productive wells in Madison County and was participating in the drilling of two additional (.50 net) wells.

              The increase in oil and gas revenues during the 1997 periods was accomplished despite significantly lower average oil prices received by the Company. The Company's average oil prices received in the three and nine-month 1997 periods were $19.09 and $18.87 per barrel, respectively, down approximately 19.1% and 14.3%, respectively, from such prices received in the 1996 periods. The Company's average gas price received increased approximately $1.00 per MCF (53.7%) in the 1997 three-month period and approximately $.26 per MCF (12.6%) in the nine-month period primarily due to significantly higher prices received for the gas production from the Company's Limestone and Madison Counties, Texas properties.

              Gravel revenues increased approximately $1,800 and $800 in the three and nine months ended November 30, 1997, respectively, due to slight increases in sales from the Company's Colorado property. Other income (overhead fees received by the Company as operator in the North Texas area) declined $1,800 and $2,400 in the three and nine-month 1997 periods, respectively, due to a reduction in the number of wells being operated by the Company in the area.

              The expenses of the Company's oil and gas operations increased approximately $311,200 (87.5%) and $637,000 (59.5%) in the three and nine-month 1997 periods, respectively. Such expenses typically consist of depletion and depreciation expense, lease operating expense, production taxes, dry hole costs and abandoned leaseholds expense. The first three categories of such expenses rose substantially primarily due to the increased level of operations in the East Texas area during both periods. Dry hole costs declined approximately $54,300 (71.6%) in the three months ended November 30, 1997 but increased approximately $8,300 (3.4%) in the nine-month period. The Company incurred abandoned leaseholds expense of $107,055 in the three and nine months ended November 30, 1997 due to its decisions to let most of the remainder of its undeveloped acreage in New Mexico expire and to write off the cost of the Company's interest in certain leases acquired in Kansas after a dry hole was drilled on the acreage. No abandoned leaseholds expense was incurred in the 1996 periods.

              The expenses of the Company's coal and gravel operations increased approximately $2,300 (7.0%) and $7,400 (8.8%) in the three and nine months ended November 30, 1997, respectively, due to higher ad valorem taxes in both periods and an increase in environmental fees in the nine-month period. Real estate development expenses declined approximately $22,200 (69.7%) in the three months ended November 30, 1997 but increased approximately

$19,600 (41.5%) in the nine-month period. In the three months ended November 30, 1996, the Company incurred substantial expense for heavy equipment repairs as it prepared to commence work on the golf course the Company is building on approximately 170 acres of the 2,025 acres of land the Company owns in La Plata County, Colorado. The absence of any comparable expense in the 1997 three-month period was the principal reason for the decline in expenses during such period. Virtually all categories of real estate development expenses increased in the nine-month 1997 period.

              General and administrative expense declined approximately $9,000 (7.6%) and $9,600 (2.7%) in the three and nine months ended November 30, 1997. Lower payroll expense was the principal reason for the decline in both periods. In the nine-month 1997 period, the increased expense of the annual independent petroleum engineering report obtained with respect to the Company's proven oil and gas reserves incurred in the first three months of the year and higher tax accounting expense offset the absence during the period of any letter of credit fees associated with the Company's coal and gravel properties and litigation expense.

              Interest and dividend income decreased approximately $28,300 (39.0%) and $77,700 (35.0%) in the three and nine-month 1997 periods, respectively. The Company funded its operations for most of the 1997 year primarily with proceeds from maturities of investment securities. This funding method resulted in a significant reduction in the amount of funds the Company had invested in the 1997 periods. Interest expense declined approximately $23,000 (95.1%) and $42,400 (78.9%) in the three and nine months ended November 30, 1997, respectively. Although the Company utilized a small amount of margin account borrowings to fund a portion of its operations in the 1997 periods, the level of such borrowings was not as great as in the 1996 periods when such borrowings were its principal funding source. The "other, net" category of other income and expense continued to be an income item in both 1997 periods, but the level of such income declined approximately $38,400 in the three-month period and $15,700 in the nine-month period primarily due to the absence of comparable sales of other property and equipment that occurred in the 1996 periods.

              Income tax expense increased approximately $60,700 and $267,400 in the three and nine-month 1997 periods, respectively, primarily due to the rise in the level of the Company's pre-tax income in the 1997 periods. In the 1996 nine-month period, the Company's provision for income taxes constituted approximately 95% of its pre-tax income due to the payment of approximately $29,400 in state franchise taxes and $12,900 in quarterly federal income tax estimates during such period.

              The Company's average weighted shares outstanding declined approximately 3.2% and 2.7% in the three and nine months ended November 30, 1997, respectively. The Company purchased a total of 12,800 shares in the three-month period and an additional

140,350 shares in the nine-month period. 61,250 of the shares purchased in the nine-month period were from an affiliate and an employee. The balance of the shares purchased by the Company in the 1997 periods was from unaffiliated shareholders.

FINANCIAL CONDITION AND LIQUIDITY

              During the first nine months of fiscal 1998, the Company's operating activities provided approximately $2,048,400 in funds; however, the Company's investing activities (principally additions to oil and gas properties and to real estate held for development, reduced by net investment proceeds) and financing activities (purchases of shares of the Company's stock) required approximately $1,513,000 and $458,200 in funds, respectively. As a result, the Company's cash and cash equivalents increased by only approximately $77,200 at November 30, 1997.

              Notwithstanding the substantial increase in the Company's oil and gas revenues which occurred in the first nine months of the fiscal year and which the Company expects to continue for the remainder of the year, the Company continues to expect that its activities in the oil and gas business and real estate development during the remainder of fiscal 1998 will be net users of cash. To the extent that the needed funds are not provided by the Company's operating activities, the Company anticipates funding such activities from a combination of margin account borrowings and the sale and maturities of its investment securities. At November 30, 1997, the Company held investment securities totaling approximately $2,177,600.

                          PART II - Other Information


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - Financial Data Schedule for the nine months ended November 30, 1997 filed as Exhibit 27.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended November 30, 1997.

                                   SIGNATURES


              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OAKRIDGE ENERGY, INC.
                                     (Registrant)



DATE:  January 14, 1998       By  /s/ Sandra Pautsky
                                  ----------------------------------------
                                  Sandra Pautsky, Executive Vice President
                                         and Chief Accounting Officer

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