Form 10KSB
period 1998-02-28
OAKRIDGE ENERGY INC
filed 1998-06-15
CIK 216748

                     U.S. Securities and Exchange Commission

                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1998

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

                     Issuer's telephone number: 940-322-4772

         Securities registered under Section 12(b) of the Exchange Act:


                                                   Name of each exchange on
       Title of each class                             which registered
       -------------------                         -------------------------
              None                                            ----


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

         STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR.  $3,899,490

         STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NONAFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH COMMON EQUITY, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS.

                          $4,576,206 AS OF MAY 15, 1998

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

                           4,839,509 AS OF MAY 31, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

         Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal Year Ended February 28, 1998 - Part III

         Transitional Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

                                TABLE OF CONTENTS


                                                               PAGE
                                                               ----
PART I ..................................................        1

ITEM 1.  DESCRIPTION OF BUSINESS ........................        1
         Summary of Developments in Fiscal 1996, 1997
           and 1998 .....................................        1
         Oil and Gas Operations .........................        2
         Coal and Gravel Operations .....................        3
         Real Estate Held for Development ...............        3
         Competition and Markets ........................        5
         Regulation .....................................        6
         Environmental and Health Controls ..............        7
         Operating Hazards and Uninsured Risks ..........        8
         Employees ......................................        8

ITEM 2.  DESCRIPTION OF PROPERTY ........................        8
         Oil and Gas Properties .........................        8
           Reserves .....................................        9
           Production ...................................        9
           Lifting Costs and Average Sales Prices .......       10
           Sales Contracts and Major Customers ..........       10
           Developed Acreage and Productive Wells .......       11
           Undeveloped Acreage ..........................       12
           Drilling Activity ............................       12
           Coal and  Gravel Properties ..................       13
           Real Estate ..................................       14
           Office Building ..............................       14

ITEM 3.  LEGAL PROCEEDINGS ..............................       14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS .............................       14

PART II .................................................       15

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS ..........................       15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION ............................       15
         Results of Operations ..........................       16
         Financial Condition and Liquidity ..............       19
         Death of Company's Parent, Principal Shareholder
           and Chief Executive Officer ..................       19

ITEM 7.  FINANCIAL STATEMENTS ...........................       20
         Index to Financial Statements ..................       20
         Independent Auditors' Report ...................       21
         Balance Sheets as of February 28, 1998 and 1997        22
         Statements of Operations for the years ended
           February 28, 1998 and 1997 ...................       24
         Statements of Stockholders' Equity for the
           years ended February 28, 1998 and 1997 .......       25
         Statements of Cash Flows for the years ended
           February 28, 1998 and 1997 ...................       26
         Notes to Financial Statements ..................       27

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE .......       39

PART III ................................................       39

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
           OF THE EXCHANGE ACT ..........................       39

ITEM 10. EXECUTIVE COMPENSATION .........................       39

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT ........................       39

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS .................................       39

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ...............       40

         Exhibits .......................................       40
         Reports on Form 8-K ............................       40

SIGNATURES ..............................................       41

Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. - Description of Business-Competition and Markets," "Regulation," "Environmental and Health Controls" and "Operating Hazards and Uninsured Risks" and "Item 6. - Management's Discussion and Analysis or Plan of Operation - Death of Company's Parent, Principal Shareholder and Chief Executive Officer" for a description of various factors that could materially affect the ability of the Company to achieve the results described in the forward looking statements.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Oakridge Energy, Inc. (the "Company") is engaged in the exploration for and development, production and sale of oil and gas primarily in Texas and, to a much lesser extent, in the development of gravel in Colorado. In addition, the Company holds certain real estate and coal deposits in Colorado for development.

         The Company is a Utah corporation incorporated in 1969. The Company's executive offices are located at 4613 Jacksboro Highway, Wichita Falls, Texas 76302. The Company's telephone number is (940) 322-4772.

SUMMARY OF DEVELOPMENTS IN FISCAL 1996, 1997 AND 1998

         In fiscal 1996, the Company continued its accelerated exploratory drilling activity started in the prior fiscal year following the Company's sale of its principal producing oil and gas leases covering lands in Edwards and Sutton Counties, Texas and made substantial progress toward its goal of rebuilding its revenue base by adding significant new proven developed oil and gas reserves from two separate fields in East Texas. The Company also took initial steps toward commencing a golf course/residential lots development on 2,020 acres of land owned by the Company adjacent to Durango, Colorado. In fiscal 1997, the Company developed a substantial portion of the East Texas reserves, which enabled the Company to return to profitability, and received a land use permit enabling the Company to commence preliminary site work on the golf course portion of its Colorado land development. During fiscal 1998, the Company developed most of the remainder of the East Texas reserves, cleared the major brush off the land for the fairways portion of the golf course and secured the water rights and applied for the necessary permits to install an irrigation system for the golf course. Following the end of fiscal 1998, the Company sold its interest in one of the two East Texas fields. In addition, on May 26, 1998 Noel Pautsky, the Company's parent, principal shareholder and long-time chief executive officer, died unexpectedly in Durango, Colorado while on Company business. See "Oil and Gas Operations," and "Real Estate Held for Development" below and "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations" and "Death of Company's Parent, Principal Shareholder and Chief Executive Officer."

OIL AND GAS OPERATIONS

         During fiscal 1998, the Company's oil and gas operations were primarily conducted in Madison and Limestone Counties of East Texas and in various areas of North Texas.

         The Company's President originates or selects most of the exploration and development prospects in which the Company participates. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Death of Company's Parent, Principal Shareholder and Chief Executive Officer." Until recent fiscal years, the Company typically utilized its own funds to acquire oil and gas leases covering the lands comprising the prospects. The leases were obtained directly from landowners as well as from lease brokers and other operators not affiliated with the Company by direct purchase, farmin and option agreements. The Company then conducted any additional geological and/or geophysical operations considered appropriate. To share costs, the Company usually sold interests in the prospects to a limited number of industry participants and private investors.

         In fiscal 1995 through 1998, however, to broaden its exploratory activity exposure, the Company purchased interests of varying size in a number of exploration prospects which were originated by others (i.e., independent geologists or other independent oil and gas companies). These prospects covered lands in the States of Texas, Nevada, Mississippi, New Mexico and Kansas. In each case, the originator of the prospect had already assembled the leases and performed most, if not all, of the necessary geological and/or geophysical work before the interest in the prospects were offered for sale to the Company. Under such circumstances, the Company typically paid a percentage of the initial prospect costs greater than the percentage of ownership interest in the prospect which the Company acquired. See "Item 2. - Description of Property - Oil and Gas Properties - Drilling Activity."

         On June 2, 1998, the Company completed the sale to

Mitchell Energy Corporation of all of the Company's interest in its Limestone County, Texas gas property effective as of March 1, 1998 for approximately $3,100,000. The Company will invest the funds received from the sale back into its oil and gas operations and into its golf course/real estate development in Colorado. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations" and "Financial Condition and Liquidity."

COAL AND GRAVEL OPERATIONS

         The Company's principal coal and only gravel property is the Carbon Junction mine located on a portion of the 2,020 acres of land owned by the Company in fee in La Plata County, Colorado. The Company holds a coal mine permit on 236.9 acres of the property. During fiscal 1998, the Company's gravel mining permit on approximately 33 acres of the property was transferred to its lessee, Durango Construction, Inc. ("Durango Construction"). See "Item 2 - Description of Property - Coal and Gravel Properties." After the Company obtained an updated appraisal of the coal deposits on the property at the end of fiscal 1994 which concluded that the deposits had no value, the Company limited its operations at the Carbon Junction mine in fiscal 1995 through 1998 to maintenance and regulatory compliance activities, and it will continue to do so in the future until the coal market improves substantially. The Company continues to have posted with the State of Colorado a reclamation performance bond in the amount of $816,526 for its Carbon Junction coal operations. The current coal mine permit will expire in July 1998, and the Company expects to renew the permit.

         The Company received approximately $58,500 in royalty payments and rentals during fiscal 1998 from its gravel contract and surface lease entered into during 1993 with Durango Construction pursuant to which such company is mining sand, gravel and rock products from the gravel permit area. The contract and lease have remaining terms of approximately four years, and the terms may be extended under certain conditions. The right obtained by the Company from Durango Construction in the contract and lease to purchase gravel, asphalt and cement at an attractive price should be beneficial to the Company's golf course site work as well as the development of the real estate infrastructure in fiscal 1999 and 2000.

REAL ESTATE HELD FOR DEVELOPMENT

         In fiscal 1998, the Company proceeded with the preliminary site work on the golf course portion of the golf course/residential lots development it initiated in fiscal 1996 on approximately 300 acres of the 2,020 acres of land owned by the Company in La Plata County, Colorado. The land is located adjacent to Durango, Colorado along the two principal highways leading into Durango from the south. The entrance to the land is located approximately 2.5 miles southeast of the City. The land is not currently in the City limits of Durango but possibly could be annexed in the future.

         During fiscal 1996, the draft design for the golf course was prepared. The Company also retained a local engineering firm to assist it in interacting with the City of Durango and La Plata County planners responsible for preparing the City's comprehensive development plan and the City's and County's land use and development plan for the South corridor area, in representing the Company at town hall meetings at which the proposed plans were discussed and to begin the preparation of a master plan for the Company's property. The firm also aided the Company in preparing and submitting an application to the County for a land use permit, which was granted in August 1996 with certain conditions attached.

         The permit allows preliminary site work only on the golf course, which will cover approximately 170 of the 300-acre proposed golf course/residential lots development. Clubhouse, pump and waterline construction and the further work on the residential lots portion of the development will require the Company to obtain a revised permit and master plan approval or annexation and approval by the City. The Company expects to complete its master plan and submit it to the County for approval during fiscal 1999. The time period to obtain approval is unknown but could be lengthy. Any annexation of the land by the City could further extend the time for approval.

         The Company had always planned on using its employees and the heavy earth-moving equipment it acquired for its coal operations to perform as much of the golf course work as possible. Consequently, after receipt of the permit, during the remainder of fiscal 1997 the Company repaired such equipment to ready it for commencement of work on the golf course in fiscal 1998 after the conclusion of the winter season.

         During fiscal 1998, the Company commenced and completed clearing the major brush off the land and commenced leveling the land for the golf course fairways. The Company also secured the necessary rights to use water from the nearby Animas River in the irrigation system to be installed for the golf course and purchased an additional 10 acres of land adjacent to the Animas River as a site for the construction of a station to pump the water from the Animas River through a line to the system. The Company has applied for the permits from the various federal agencies to construct the pumping station and waterline and hopes to secure them in time to commence construction of the station, line and system by September 1998. Fall and winter weather could limit such construction activities during the remainder of fiscal 1999.

         In addition to such construction, during the remainder of fiscal 1999 the Company will be working on completing the remainder of the fairways, installing the base part and then completing the remainder of the greens and installing the necessary electrical power for the golf course. The Company has not yet prepared definitive cost information for the golf course portion of the project but expects the total cost, inclusive of the pumping station, waterline and irrigation system, to be at least $2,000,000 to $2,500,000. The Company expects to fund such cost from a combination of the sales proceeds from its Limestone County, Texas gas property, the cash flow from its other oil and gas properties and the use of its investment securities available for sale. See "Item 6. - Management's Discussion and Analysis or Plan of Operations - Financial Condition and Liquidity."

         It should continue to be emphasized that, although the Company believes that it has a good working relationship with the City and County governments, no assurances can be given that permits for the construction of the pumping station and waterline and a revised permit allowing work beyond the preliminary site work for the golf course can be obtained within satisfactory time frames and without burdensome conditions attached.

COMPETITION AND MARKETS

         COMPETITION: A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company. Competition for desirable leases and suitable prospects for oil and gas drilling operations is intense, and in the past the Company has experienced significant competition in obtaining the services of drilling contractors and in purchasing tubular goods and other materials necessary to drill and complete wells. In recent years, the Company has not experienced any significant difficulties in obtaining services and materials although the product price increases which occurred in the industry in fiscal 1997 caused demand for such services and materials to rise.

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

         MARKETS: The Company's ability to produce and market oil and gas and coal profitably depends upon a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted or anticipated. These factors include the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other factors affecting the availability of a ready market, such as fluctuating supply and demand. Additional factors affecting the marketing of oil, gas and coal include imports and actions by foreign producing nations.

         During fiscal 1997 and a portion of fiscal 1998, the Company benefitted from higher oil prices as compared to previous fiscal years. During the fourth quarter of fiscal 1998, however, oil prices began a downward trend that has continued into May 1998. As a result, the Company's average oil price received during fiscal 1998 declined $4.34 per barrel (approximately 19.2%). A continuation of the oil price environment currently being experienced will have an adverse effect on the Company's revenues and operating cash flow and could result in additional decreases in the carrying value of the Company's oil and gas properties.

         The Company's average gas price received also fell $.22 per MCF (approximately 8.7%) during fiscal 1998 from $2.52 per MCF to $2.30 per MCF. While certain of the Company's gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 28, 1998.

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

         Although FERC transportation regulations do not directly apply to the Company because it is not engaged in rendering jurisdictional transportation services, these regulations do affect the operations of the Company by virtue of the need to deliver its gas production to markets served by interstate or intrastate pipelines.

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

ENVIRONMENTAL AND HEALTH CONTROLS

         The Company's operations are subject to numerous federal, state and local laws and regulations relating to environmental and health protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and impose substantial liabilities for pollution resulting from oil and gas operations. These laws and regulations may also restrict air or other discharges resulting from the operation of pipeline systems and other facilities in which the Company may own an interest. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company's operations, could result in substantial costs and liabilities.

OPERATING HAZARDS AND UNINSURED RISKS

         The Company's oil and gas operations are subject to all of the risks normally incident to the oil and gas exploration and production business, including blowouts, cratering, explosions, pollution and other environmental damage, any of which could result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities and other property, clean-up responsibilities, regulatory investigations and penalties and suspensions of operations. As is common in the oil and gas industry, the Company is not fully insured against certain of these risks either because insurance is not available or because the Company has elected not to insure due to high premium costs. The Company maintains comparable insurance coverage for its coal and gravel operations.

EMPLOYEES

         As of May 31, 1998, the Company had nine full-time employees and one part-time employee. Three of the employees and the part-time employee were located at the Company's executive offices, four were located at the Company's coal, gravel and real estate development operations office in Durango, Colorado, and two were field employees located in North Texas. The Company considers its relations with its employees to be satisfactory. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Death of the Company's Parent, Principal Shareholder and Chief Executive Officer."

ITEM 2.  DESCRIPTION OF PROPERTY.

         (a)      OIL AND GAS PROPERTIES.

RESERVES

         Reference is made to supplemental oil and gas data "Oil and Gas Information (Unaudited)" included in the Notes to Financial Statements for additional information concerning: (i) certain cost and revenue information pertaining to the Company's oil and gas producing activities; (ii) estimates of the Company's oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company's oil and gas reserves and the changes in such standardized measure. The engineering report with respect to the Company's proved oil and gas reserves as of February 28, 1998 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas ("Stephens Engineering"). At such date, all of the Company's oil and gas reserves were located in the United States and in the States of Texas, Mississippi, Colorado and New Mexico.

         No reserve reports pertaining to the Company's proved net oil or gas reserves were filed with any Federal governmental authority or agency during the fiscal year ended February 28, 1998, and no major discovery is believed to have caused a significant change in the Company's estimates of proved reserves since that date.

         The following table reflects Stephens Engineering's estimate of those quantities of oil and gas which can be produced from the Company's proved developed reserves as of February 28, 1998 during the fiscal year ending February 28, 1999, using equipment installed and under economic and operating conditions existing at February 28, 1998:


                           Oil (Bbls.)..............     81,178
                           Gas (MCF)................    288,051


The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

PRODUCTION

         The following table shows for each of the three fiscal years ended February 28, 1998 the total production attributable to the Company's oil and gas interests:


FISCAL YEAR ENDED          OIL              GAS
 FEBRUARY 28/29          (BBLS.)           (MCF)
-----------------        -------          -------
1998...................  147,911          437,064
1997...................   64,868          389,756
1996...................   19,920           99,396

LIFTING COSTS AND AVERAGE SALES PRICES

         The Company's production (lifting) costs and average sales prices received during each of the three fiscal years ended February 28, 1998 were as shown in the following table:


                                                FISCAL YEAR
                                            ENDED FEBRUARY 28/29
                                       1998         1997         1996
                                       ----         ----         ----
Lifting Costs
-------------
Per Equivalent Unit (Bbls.)       $    3.36    $    3.03    $    5.79

Average Sales Prices
--------------------
Oil (per Bbl.) ............           18.28        22.62        17.23
Gas (per MCF) .............            2.30         2.52         1.84


SALES CONTRACTS AND MAJOR CUSTOMERS

         The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company's producing properties are located. During the fiscal year ended February 28, 1998, approximately 46% of the Company's oil sales were made to Scurlock Permian Corporation and approximately 46% were made to Plains Marketing & Transportation.

         During the fiscal year ended February 28, 1998, approximately 64% of the Company's gas sales were from its Limestone County, Texas property. 57% of the Company's total gas sales were made from this property on the spot market to Texla Energy Management, Inc. See "Item 1. - Description of Business - Oil and Gas Operations" and "Item 6. - Management's Discussion and Analysis or Plan of Operation." An additional 32% of the Company's gas sales were from its Madison County, Texas property. All of this production was sold on the spot market to Enserch Energy Service, Inc. (19% of total gas sales) and to Scurlock Permian Corporation (13% of total gas sales).

         In the opinion of management, the termination of any of the Company's sales contracts would not adversely affect the Company's ability to sell its oil and gas production at comparable prices.

DEVELOPED ACREAGE AND PRODUCTIVE WELLS

         As of February 28, 1998, the Company owned working and overriding royalty interests in 15,128 gross (3,303 net) acres of developed oil and gas leases and 94 gross (28.09 net) productive oil and gas wells.




         The following table summarizes the Company's developed acreage and productive wells as of February 28, 1998:


                                  Developed Acreage(1)       Productive Wells(1)(3)
                            -----------------------------    -----------------------
                              Gross(2)           Net(2)      Gross(2)       Net(2)
                            ------------      -----------    --------    -----------
                            Oil      Gas      Oil     Gas    Oil  Gas    Oil     Gas
                            ---      ---      ---     ---    ---  ---    ---     ---
Texas:
  Madison Co. .........    4,200     --      1,050    --     26    --    6.50     --
  Limestone Co(4) .....     --      6,212     --      743    --    18     --     1.70
  All Other Cos........    2,321    1,753    1,269    137    37     9   18.90     .47
Mississippi ...........       40     --          1    --      1    --     .01     --
Colorado ..............     --        242     --        4    --     1     --      .02
New Mexico ............       40      320        8     91     1     1     .20     .29
                           -----    -----    -----    ---    --    --   -----    ----

         Total ........    6,601    8,527    2,328    975    65    29   25.61    2.48
                           =====    =====    =====    ===    ==    ==   =====    ====


------------

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

(3)      Includes 10 gross (2.65 net) shut-in wells.

(4) Effective as of March 1, 1998, the Company sold all of its interest in this acreage and wells. See "Item 1. - Description of Business - Oil and Gas Operations" and "Item 6. - Management's Discussion and Analysis or Plan of Operation."

UNDEVELOPED ACREAGE

         The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 28, 1998:


         STATE                         GROSS ACRES   NET ACRES
         -----                         -----------   ---------
         Texas.......................     8,591        1,928
         Arkansas....................     2,428        1,214
         Kansas......................     1,280          256
                                         ------       ------

                          Total......    12,299        3,398
                                         ======       ======


         All of the Company's undeveloped leases in the State of Arkansas cover lands located in Miller County, and all of such leases in the State of Kansas pertain to lands located in Greeley County. In the absence of drilling activity which establishes commercial reserves sufficient to justify retention, the Company's leases on approximately 16% of its net acres will expire in fiscal 1999, approximately 27% will expire in fiscal 2000, approximately 10% will expire in fiscal 2001, 1% will expire in fiscal 2002 and 10% will expire in fiscal 2003. The remaining 36% of the Company's undeveloped acreage, including all of such acreage in the State of Arkansas, is currently held in force by production from shallow depth horizons in which the Company has no ownership interest.

DRILLING ACTIVITY

         The following table sets forth the results of the Company's drilling activity for each of the three fiscal years ended February 28, 1998:


                                        Exploratory Wells
                      ----------------------------------------------------
   Fiscal Year                 Gross                          Net
      Ended           ------------------------   -------------------------
 February 28/29       Productive   Dry   Total   Productive   Dry    Total
 ---------------      ----------   ---   -----   ----------   ---    -----
 1996...........          2         8      10        .46     2.45     2.91
 1997...........          3         3       6        .50      .68     1.18
 1998...........          3         2       5        .38      .45      .83
                       ----      ----    ----       ----     ----     ----

      Total.....          8        13      21       1.34     3.58     4.92
                       ====      ====    ====       ====     ====     ====

                                       Development Wells
                      ----------------------------------------------------
  Fiscal Year                   Gross                      Net
     Ended            ------------------------   -------------------------
 February 28/29       Productive   Dry   Total   Productive   Dry    Total
 ---------------      ----------   ---   -----   ----------   ---    -----
 1996...........          7         -       7       1.58       -     1.58
 1997...........         20         -      20       3.47       -     3.47
 1998...........         15         1      16       2.94      .25    3.19
                       ----      ----    ----       ----     ----    ----

      Total.....         42         1      43       7.99      .25    8.24
                       ====      ====    ====       ====     ====    ====

As of February 28, 1998, the Company was in the process of drilling two gross (.38 net) development wells.

    (b)  COAL AND GRAVEL PROPERTIES.

         As of February 28, 1998, the Company had 3,156 (1,787 net) acres of coal leases as described in the following table:


                                   GROSS ACRES  NET ACRES
                                   -----------  ---------
Colorado:
  La Plata Co.(1).............        1,825         456
  Routt Co.(2)................        1,331       1,331
                                      -----       -----
           Total..............        3,156       1,787
                                      =====       =====


------------

(1) The lease was acquired in October 1990 and has a remaining primary term of approximately 17 years. No annual delay rentals or advance minimum royalties are required. See discussion following this table.

(2) The lease was acquired in January 1991 and has a remaining primary term of approximately three years with annual delay rentals of $1 per acre and advance minimum royalties of $10 per acre.

         The Company's Carbon Junction coal mine is located upon the 1,825 acres in La Plata County, Colorado described in the foregoing table. The renewal mine permit issued by the State of Colorado for such coal mine pertains to approximately 237 acres out of such 1,825 acres. The leases described in note
(1) to the table cover a 25% interest in the coal under the 1,825 acres. The Company owns the surface estate and a 75% interest in the coal and has the executive rights (i.e., the exclusive right to sign coal leases) on the remaining 25% interest in the coal.

         In 1991, the Company purchased the surface estate, a 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of 200 additional acres in La Plata County adjacent to the 1,825 acre tract. The Company has not yet elected to obtain a lease on the remaining 25% interest in the coal. By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described 1,825 acre and 200 acre tracts. The Company has no current plans to attempt to operate the Carbon Junction coal mine.

         The Company also owns 55% of the gravel, oil, gas and other mineral rights with respect to the 1,825 acre tract in La Plata County, Colorado and has the executive rights on the remaining 45%. During fiscal 1998, the Company's permit from the State of Colorado to mine gravel from 33 acres on such tract was transferred to Durango Construction, which is currently mining sand, gravel and rock products from the permit area pursuant to its contract and lease with the Company. See "Item 1. - Description of Business - Coal and Gravel Operations."

    (c)  REAL ESTATE.

         The surface of the 2,025 acres of land in La Plata County, Colorado described in "Coal and Gravel Properties" above is held for development by the Company. Approximately 300 acres of such land is the subject of a golf course/residential lots development by the Company. During fiscal 1998, the Company purchased an additional 10 acres of land for use in the development but donated approximately 15 acres of land to La Plata County for use as trails, thereby reducing the total acreage in the development to 2,020 acres. See "Item 1.- Description of Business - Real Estate Held for Development."

    (d)  OFFICE BUILDING.

         The Company owns a one-story office building situated at 4613 Jacksboro Highway in Wichita Falls, Texas in which its executive offices are located. The building is located on .519 acres of land and contains 5,117 square feet of space.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any pending litigation. To the best knowledge of the Company, there are no legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended February 28, 1998 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock, $.04 par value, is traded in the over-the-counter market. The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 28, 1998 by quarters. Such quotations were furnished to the Company by the National Quotation Bureau Incorporated and were from the National Daily Quotation Service and the NASD Non-NASDAQ OTC Bulletin Board. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


PERIOD                                               HIGH          LOW
------                                               ----          ---
Fiscal Year Ended February 28, 1997:
         Quarter Ended May 31, 1996                $ 2.13        $ 1.75
         Quarter Ended August 31, 1996               2.13          2.00
         Quarter Ended November 30, 1996             2.00          2.00
         Quarter Ended February 28, 1997             2.25          2.00

Fiscal Year Ended February 28, 1998:
         Quarter Ended May 31, 1997                $ 2.50        $ 2.00
         Quarter Ended August 31, 1997               2.75          2.50
         Quarter Ended November 30, 1997             2.88          2.13
         Quarter Ended February 28, 1998             2.88          2.75


         As of May 22, 1998, the approximate number of holders of record of the common stock of the Company was 524.

         The Company did not pay any dividends during the two fiscal years ended February 28, 1998. There are currently no restrictions upon the Company's ability to pay dividends; however, the Company does not anticipate paying any dividends in fiscal 1999.

         The Company did not make any sales of equity securities during the two fiscal years ended February 28, 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7.

RESULTS OF OPERATIONS

         During the fiscal year ended February 28, 1998, the Company had net income of $410,791 ($.08 per share) compared to net income of $499,432 ($.10 per share) during the fiscal year ended February 28, 1997. Although the Company's oil and gas revenues and income from operations both increased substantially in fiscal 1998, a lower level of interest and dividend income, a writedown of the carrying value of the Company's equity investment securities and a higher tax burden resulted in lower net income than in fiscal 1997.

         Oil and gas revenues increased approximately $1,347,000 (54.9%) in fiscal 1998 due to higher production levels from the Company's Madison County, Texas property. The following table reflects the changes in the levels of sales from the Madison County property between fiscal 1997 and 1998:


              FISCAL 1997    FISCAL 1998     INCREASE   PERCENTAGE
              -----------    -----------     --------   ----------
Oil (Bbls.)      48,272        133,897        85,625      +177%
Gas (MCF)        20,596        138,424       117,828      +572%


During the last quarter of fiscal 1998, the Company drilled two gross (.50 net) wells in Madison County, both of which were productive. At February 28, 1998, the Company had 26 gross (6.50 net) productive wells in Madison County.

         The increase in oil and gas revenues during fiscal 1998 was accomplished despite significantly lower average prices received by the Company as compared to fiscal 1997. The Company's average oil and gas prices received in the fiscal year ended February 28, 1998 were $18.28 per barrel of oil and $2.30 per MCF of gas, down from the $22.62 per barrel and $2.52 per MCF average prices received in fiscal 1997. The impact of lower prices was most severe during the fourth quarter of fiscal 1998 as the Company's average oil price received fell to $16.20 per barrel, down $7.24 per barrel (30.8%) from the comparable fiscal 1997 quarter, and its average gas price received declined approximately 29.8%. The lower prices, coupled with a decline in production from the Company's Limestone County, Texas gas property, as compared to the quarter of the prior fiscal year, caused oil and gas revenues to decrease approximately $341,000, or 30.2%, in the fourth quarter of fiscal 1998. With respect to the Madison County property, although oil production increased approximately 6,300 barrels (26.6%), revenues from the property were approximately $67,300 less during the quarter due to the lower oil price received.

         The lower prices also had an adverse effect on the Company's proven oil and gas reserves and their carrying value, as estimated by independent petroleum engineers at fiscal 1998 yearend, and have continued to hold down revenues during the first quarter of fiscal 1999. Fiscal 1999 oil and gas production revenues will also be negatively impacted by the Company's sale of its Limestone County gas property, which produced approximately 305,200 MCF of gas and contributed gas revenues of approximately $690,200 (18.2% of total revenues) during fiscal 1998. Although the Company intends to invest at least a portion of the funds received from the sale back into its oil and gas operations, there can be no assurance that the Company will be able to replace the Limestone County property's contribution to revenues.

         Revenues from the Company's gravel operations in Colorado increased approximately $3,500 (6.3%) in fiscal 1998 due to higher royalty income resulting from a higher level of gravel sales by Durango Construction from the Company's property as rentals received from the Company's surface lease with such company were the same in both fiscal years. Other revenues in fiscal 1997 and 1998 consisted of overhead fees received by the Company from other interest owners in the oil and gas properties located in the North Texas area for which the Company serves as operator. Other revenues declined $3,900 in fiscal 1998 due to the continued reduction in the average number of active wells being operated by the Company.

         Oil and gas operating expenses increased approximately $532,400 (28.3%) in fiscal 1998 due to higher depletion and depreciation and lease operating expenses and dry hole and abandonment charges. These increases were partially offset by a much lower lease impairment charge and lower geological and geophysical (i.e., exploration) expense during the year. As was the case in fiscal 1997, a significant portion of the increased depletion and depreciation and lease operating expenses was directly related to the greater level of oil and gas revenues from the Madison County and Limestone County properties; however, an additional approximate $100,700 of the depletion and depreciation expense was related to a new well in Freestone County, Texas to which the independent petroleum engineering firm did not assign any proven reserves at February 28, 1998. Dry hole expense was approximately $18,700 lower in fiscal 1998 but an approximate $107,000 charge for abandoned or condemned leaseholds on exploratory prospects in New Mexico and Kansas caused the combined dry hole and abandonment charges for fiscal 1998 to increase by approximately $88,300 (32.8%) as the Company did not incur any expense for abandoned leaseholds in fiscal 1997.

         The expenses of the Company's coal and gravel operations declined approximately $10,800 (7.4%) during fiscal 1998 as lower testing and permitting fees and advance royalties more than offset slightly higher mining fees and engineering expenses. Real estate development expense increased approximately $43,600 (85.7%) in fiscal 1998 mainly due to repair expense incurred on the Company's earth moving equipment being used on the golf course the Company is building on approximately 170 acres of the Company's 2,020 acres of land in La Plata County, Colorado and increases in most other categories of such expense. The Company expects real estate development expenses to continue to increase as the golf course site work progresses.

         General and administrative expense increased approximately $46,200 (10.3%) in fiscal 1998 principally due to the value of approximately 15 acres of the Company's land donated during the fourth quarter of the year by the Company to La Plata County, Colorado for use as trails. Without such donation, general and administrative expense would have been slightly lower in fiscal 1998 as the increased expense of the annual independent petroleum engineering report obtained with respect to the Company's proven oil and gas reserves and an increase in bad debt expense offset lower payroll expense, the absence during the year of any litigation expense and any administrative expenses associated with the Company's coal and gravel properties.

         Reversing a trend of recent years, other income (expense) became a net expense item once again, changing from an approximate $557,400 income item in fiscal 1997 to an approximate $59,600 expense item in fiscal 1998, a reversal of approximately $617,000. The reversal was due to an approximate $240,700 (56.3%) decline in interest and dividend income resulting from the lower level of funds the Company had invested during the year, the absence during the year of any gain on the sale of investment securities available for sale (as opposed to an approximate $136,700 gain in fiscal 1997) and an approximate $262,100 writedown of the carrying value of the Company's investment in an equity security, which was made following a decline in the fair value of the security considered to be other than temporary. Interest expense fell approximately $54,900 (82.9%) during fiscal 1998, however, due to the lower level of margin account borrowings against its investment securities available for sale used by the Company during the year as compared to the prior year.

         The Company's provision for income taxes increased by approximately $206,200 in fiscal 1998 due to the Company's higher level of income before income taxes. The provision was approximately $52,100 higher than the "expected" provision primarily due to the effect of state and local income taxes and the capital gains rate.

         The Company's weighted average shares outstanding declined approximately 3.0% during the fiscal year ended February 28, 1998 as a result of continuing share purchases by the Company. Purchases during the year totaled 211,750 shares, 61,250 of which were made from an affiliate and an employee. The balance of the shares purchased by the Company in fiscal 1997 and 1998 was from unaffiliated shareholders. See "Death of Company's Parent, Principal Shareholder and Chief Executive Officer," below.

FINANCIAL CONDITION AND LIQUIDITY

         During fiscal 1998, the Company's operating activities provided approximately $2,937,000 in funds. Although the Company's investing activities (principally additions to oil and gas properties and to real estate held for development, reduced by net investment proceeds) and financing activities (purchases of shares of the Company's stock) required approximately $1,617,500 and $638,100 in funds, respectively, the net result was that the Company's cash and cash equivalents increased by approximately $681,400. At February 28, 1998, the Company had no indebtedness and held investment securities aggregating approximately $1,963,700.

         The Company expects to fund its contemplated operations in fiscal 1999 from a combination of the sale proceeds from its Limestone County, Texas gas property, the cash flow from its other oil and gas properties and sales or maturities of a portion of its investment securities available for sale or margin account borrowings against their value. See "Death of Company's Parent, Principal Shareholder and Chief Executive Officer," below.

DEATH OF COMPANY'S PARENT, PRINCIPAL SHAREHOLDER
  AND CHIEF EXECUTIVE OFFICER

         Noel Pautsky, the Company's parent, principal shareholder and chief executive officer, died unexpectedly on May 26, 1998 in Durango, Colorado while on Company business. Mr. Pautsky had been the mainstay of the Company's operations for 25 years and his contributions to the Company will be greatly missed.

         Sandra Pautsky, the Company's Executive Vice President and the beneficial owner of approximately 30% of the Company's outstanding shares of common stock, will act as chief executive officer until the Company's Board of Directors meets at a future date to select Mr. Pautsky's successor. Ms. Pautsky will be responsible for the administration of Mr. Pautsky's estate as independent executrix. In such capacity and combined with her existing ownership, Ms. Pautsky will be the beneficial owner of a majority of the Company's outstanding shares of common stock.

         It is expected that the Company will continue with its existing business operations with Ms. Pautsky taking over the responsibility for overseeing the Company's golf course/real estate development in Colorado and administrative duties and with Danny Croker, the Company's Vice President, taking over the responsibility for the Company's oil and gas operations.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

                                                            PAGE
                                                            ----
Independent Auditors' Report                                 21

Balance Sheets as of February 28, 1998 and 1997              22

Statements of Operations for the years ended
  February 28, 1998 and 1997                                 24

Statements of Stockholders' Equity for the
  years ended February 28, 1998 and 1997                     25

Statements of Cash Flows for the years ended
  February 28, 1998 and 1997                                 26

Notes to Financial Statements                                27

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Oakridge Energy, Inc.:

We have audited the accompanying balance sheets of Oakridge Energy, Inc. (the Company) as of February 28, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 28, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                       KPMG Peat Marwick LLP

Dallas, Texas
May 8, 1998, except as to note 7
     which is as of June 4, 1998

                              OAKRIDGE ENERGY, INC.

                                 Balance Sheets

                           February 28, 1998 and 1997


                                Assets                                          1998              1997
                                ------                                          ----              ----
Current assets:
   Cash and cash equivalents                                               $    877,006      $    195,631
   Trade accounts receivable                                                    386,353           836,563
   Investment securities available for sale (note 2)                          1,637,047         1,399,344
   Federal income tax receivable                                                   --             230,602
   Deferred tax asset (note 3)                                                   81,729            44,303
   Prepaid expenses and other                                                    36,117            32,331
                                                                           ------------      ------------
                  Total current assets                                        3,018,252         2,738,774
                                                                           ------------      ------------

Investment securities available for sale (note 2)                               326,667         1,347,663

Oiland gas properties, at cost, using the successful efforts method of accounting:
      Proved developed properties                                             7,336,399         5,821,814
      Accumulated depletion and depreciation                                 (3,863,223)       (2,864,407)
                                                                           ------------      ------------
                                                                              3,473,176         2,957,407
      Unproved properties, net of impairment allowance of
        $70,296 in 1998 and $134,957 in 1997                                    261,728           222,877
                                                                           ------------      ------------
                  Net oil and gas properties                                  3,734,904         3,180,284
                                                                           ------------      ------------
Coal and gravel properties, at cost:
      Undeveloped properties                                                  6,062,042         6,060,710
      Mining and service equipment                                            2,674,069         2,674,069
                                                                           ------------      ------------
                                                                              8,736,111         8,734,779
      Accumulated depletion and depreciation                                 (8,347,878)       (8,330,649)
                                                                           ------------      ------------
                  Net coal and gravel properties                                388,233           404,130
                                                                           ------------      ------------

Real estate held for development                                              2,474,309         2,275,977

Other property and equipment, net of accumulated
   depreciation of $647,603 in 1998 and $733,429 in 1997                        188,876           172,611

Other noncurrent assets (note 6)                                              1,272,354         1,240,937
                                                                           ------------      ------------
                                                                           $ 11,403,595      $ 11,360,376
                                                                           ============      ============


                                                                    (Continued)

                              OAKRIDGE ENERGY, INC.

                   Liabilities and Stockholders' Equity              1998               1997
                   ------------------------------------              ----               ----
Current liabilities:
   Accounts payable                                              $    281,209      $    239,906
   Accrued expenses                                                    59,194            56,008
                                                                 ------------      ------------
            Total current liabilities                                 340,403           295,914

Deferred federal income taxes (note 3)                                722,299           481,238
                                                                 ------------      ------------

            Total liabilities                                       1,062,702           777,152
                                                                 ------------      ------------

Stockholders' equity:
   Common stock, $.04 par value, 20,000,000
      shares authorized, 10,157,803 shares issued                     406,312           406,312
   Additional paid-in capital                                         805,092           805,092
   Retained earnings                                               17,599,170        17,188,379
   Unrealized loss on investment securities
      available for sale, net of income taxes                        (100,993)          (86,002)
                                                                 ------------      ------------
                                                                   18,709,581        18,313,781
   Less treasury stock, at cost; 5,286,194 shares
      in 1998 and 5,074,444 shares in 1997 (note 5)                (8,368,688)       (7,730,557)
                                                                 ------------      ------------
            Total stockholders' equity                             10,340,893        10,583,224

Commitments and contingencies (note 6)
                                                                 ------------      ------------
                                                                 $ 11,403,595      $ 11,360,376
                                                                 ============      ============


See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                            Statements of Operations

                 For the years ended February 28, 1998 and 1997

                                                                         1998              1997
                                                                         ----              ----
Revenues:
   Oil and gas (note 4)                                             $  3,798,393      $  2,451,839
   Gravel                                                                 58,497            55,023
   Other                                                                  42,600            46,500
                                                                    ------------      ------------
            Total revenues                                             3,899,490         2,553,362
                                                                    ------------      ------------
Operating expenses:
   Oil and gas:
      Depletion and depreciation                                       1,194,220           752,935
      Lease operating                                                    781,874           437,770
      Lease impairment (notes 1(d) and 1(h))                              35,500           355,274
      Exploration                                                         45,967            67,444
      Dry hole and abandonment costs                                     357,786           269,515
                                                                    ------------      ------------
                                                                       2,415,347         1,882,938
                                                                    ------------      ------------
   Coal and gravel:
      Operating                                                          117,357           130,718
      Depletion                                                           17,229            14,641
                                                                    ------------      ------------
                                                                         134,586           145,359
                                                                    ------------      ------------

   Real estate                                                            94,492            50,896
   General and administrative                                            494,023           447,774
                                                                    ------------      ------------
            Total operating expenses                                   3,138,448         2,526,967
                                                                    ------------      ------------
            Income from operations                                       761,042            26,395
                                                                    ------------      ------------
Other income (expense):
   Interest and dividend income                                          186,905           427,599
   Interest expense                                                      (11,359)          (66,230)
   Gain on sales of investment securities                                   --             136,681
   Writedown of investment securities and other, net (note 2)           (235,168)           59,382
                                                                    ------------      ------------
            Total other income (expense)                                 (59,622)          557,432
                                                                    ------------      ------------
            Income before income taxes                                   701,420           583,827

Income tax expense (note 3)                                              290,629            84,395
                                                                    ------------      ------------

            Net income                                              $    410,791      $    499,432
                                                                    ============      ============

Basic and diluted earnings per common share                         $        .08      $        .10
                                                                    ============      ============

Weighted average shares outstanding                                    4,957,329         5,108,733
                                                                    ============      ============

See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                       Statements of Stockholders' Equity

                 For the years ended February 28, 1998 and 1997

                                                                                    Unrealized
                                                                                    gain (loss)
                                                                                   on investment
                                                  Additional                        securities
                                     Common         paid-in        Retained          available       Treasury
                                     stock          capital        earnings          for sale         stock             Total
                                  -----------     -----------     -----------      -----------      -----------      -----------
Balance, February 29, 1996        $   406,312     $   805,092     $16,688,947      $    98,833      $(7,626,559)     $10,372,625

Net income                               --              --           499,432             --               --            499,432

Purchases of treasury stock              --              --              --               --           (103,998)        (103,998)

Change in unrealized gains
   (losses) on investment
   securities available for
   sale, net of $95,218
   deferred Federal income
   taxes (note 2)                        --              --               --          (184,835)             --          (184,835)
                                  -----------     -----------     -----------      -----------      -----------      -----------

Balance, February 28, 1997            406,312         805,092      17,188,379          (86,002)      (7,730,557)      10,583,224

Net income                               --              --           410,791             --               --            410,791

Purchases of treasury stock
    (note 5)                             --              --              --               --           (638,131)        (638,131)

Change in unrealized losses
   on investment securities
   available for sale, net of
   deferred Federal
   income taxes (note 2)                 --              --               --           (14,991)             --           (14,991)
                                  -----------     -----------     -----------      -----------      -----------      -----------

Balance, February 28, 1998        $   406,312     $   805,092     $17,599,170      $  (100,993)     $(8,368,688)     $10,340,893
                                  ===========     ===========     ===========      ===========      ===========      ===========


See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                            Statements of Cash Flows

                 For the years ended February 28, 1998 and 1997


                                                                                1998              1997
                                                                                ----              ----
Cash flows from operating activities:
   Net income                                                              $    410,791      $    499,432
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
          Depletion and depreciation                                          1,245,979           798,739
          Abandoned leaseholds                                                  107,055              --
          Lease impairment                                                       35,500           355,274
          Deferred income taxes                                                 188,644           246,082
          Gain on sales of investment securities                                   --            (136,681)
          Write-down of investment securities                                   262,087              --
          Other                                                                 (48,636)          (71,433)
          Net changes in assets and liabilities:
            Trade accounts receivable                                           450,210          (476,519)
            Prepaid expenses and other noncurrent assets                         10,272            12,417
            Federal income tax receivable                                       230,602           298,016
            Accounts payable and accrued expenses                                44,489          (133,666)
                                                                           ------------      ------------
               Net cash provided by operating activities                      2,936,993         1,391,661
                                                                           ------------      ------------

Cash flows from investing activities:
   Additions to oil and gas properties                                       (1,891,395)       (2,344,497)
   Additions to real estate held for development                               (218,856)         (147,323)
   Purchases of investment securities                                          (152,156)       (1,008,685)
   Proceeds from sales/redemptions of investment securities                     690,000         2,699,349
   Investments in limited partnerships                                          (45,475)         (337,362)
   Other                                                                            395             2,186
                                                                           ------------      ------------
               Net cash used in investing activities                         (1,617,487)       (1,136,332)
                                                                           ------------      ------------

Cash flows from financing activities - purchases of treasury stock             (638,131)         (103,998)
                                                                           ------------      ------------

Net increase in cash and cash equivalents                                       681,375           151,331
Cash and cash equivalents at beginning of year                                  195,631            44,300
                                                                           ------------      ------------
Cash and cash equivalents at end of year                                   $    877,006      $    195,631
                                                                           ============      ============


See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements

                           February 28, 1998 and 1997


(1)     Summary of Significant Accounting Policies

        (a)    General

               Oakridge Energy, Inc. (the "Company") is engaged in the exploration for and development, production and sale of oil and gas primarily in Texas and, to a much lesser extent, in the development of gravel in Colorado. In addition, the Company holds certain real estate and coal deposits in Colorado for development.

        (b)    Statements of Cash Flows

               Cash equivalents of $418,000 and $29,000 at February 28, 1998 and 1997, respectively, consisted of interest-bearing cash deposits. For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

               Supplemental disclosure of cash flow information:

                                                        1998              1997
                                                        ----              ----

                  Interest paid                      $   11,359         $ 66,230
                                                     ==========         ========

                  Income taxes paid (refund), net    $(159,802)         $ 68,915
                                                     =========          ========

        (c)    Investment Securities

               Investment securities consist of U.S. Government agency bonds and corporate debt and equity securities. The Company's investments are classified at the time of purchase into one of three categories as follows:

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

               The Company does not have any securities classified as held to maturity or trading as of February 28, 1998 and 1997.

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements



               A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held to maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Gains and losses from sale of investment securities are computed under the specific identification method.

        (d)    Oil and Gas Properties

               The Company uses the successful efforts method of accounting for oil and gas producing activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 19. Costs to acquire mineral interests in oil and gas properties, to drill exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Geological and geophysical costs, costs to drill exploratory wells that do not find proved reserves, and nonproducing leasehold abandonments are expensed as incurred.

               Unproved oil and gas properties which are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. During the year ended February 28, 1997, an impairment allowance of $134,957 was recorded on certain unproved oil and gas properties. During the year ended February 28, 1998, the Company reduced its impairment allowance to $70,296. Other unproved properties are amortized based on the Company's prior experience of successful drilling and average holding periods. Capitalized costs of producing oil and gas properties are depleted and depreciated by the units-of-production method based on proved oil and gas reserves as estimated by an independent petroleum reservoir engineering firm.

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

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements



        (f)    Real Estate Held for Development

               Real estate held for development is carried at cost, which is not in excess of estimated net realizable value. Real estate development and construction costs directly identifiable with real estate held for development are capitalized.

        (g)    Other Property and Equipment

               Depreciation on other property and equipment is calculated using accelerated and straight-line methods over the estimated useful lives of the assets. Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized.

        (h)    Impairment of Long-Lived Assets

               Effective March 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"). Statement No. 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

               Under Statement No. 121, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis. On this basis, certain fields are impaired because they are not expected to recover their entire carrying value from future net cash flows. During the years ended February 28, 1998 and 1997, the Company recorded impairment losses of $35,500 and $220,317, respectively, related to its proved oil and gas properties. The fair values of the impaired proved oil and gas properties were determined by using the present value of expected future cash flows. If estimated future cash flows are not achieved with respect to certain fields, further writedowns may be required.

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

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements



        (j)    Earnings Per Common Share

               The Company adopted the provisions of SFAS No. 128, "Earnings per Share", during 1998. SFAS No. 128 reporting requirements replace primary and fully-diluted earnings per share (EPS) with basic and diluted EPS. Basic EPS is calculated by dividing net income (available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if accounts or other contracts to issue common stock were converted into common stock. There were no dilutive securities for 1998 and 1997.

        (k)    Revenue Recognition

               The Company recognizes revenue on oil and gas properties as produced based on contracted or estimated sales prices. Estimated revenue is subject to adjustments based on final settlement. Such adjustments are reflected in revenue when received.

        (l)    Investment in Partnerships

               The Company uses the equity method of accounting for investments in partnerships where the Company has the ability to exercise significant influence over such entities.

        (m)    Fair Value of Financial Instruments

               In accordance with the reporting requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.

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

        (o)    New Accounting Pronouncements

               In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements



(2)     Investment Securities

        The amortized cost and fair values of investment securities (available for sale) as of February 28, 1998 are as follows:

                                                                    Gross         Gross
                                                  Amortized      Unrealized     Unrealized        Fair
             Available for sale                      Cost           Gains         Losses          Value
             ------------------                   ----------     ----------     ----------      ----------
             Current:
                 Equity securities                $  747,010           --         (136,263)        610,747
                 Corporate notes                   1,020,844          5,456           --         1,026,300
                                                  ----------     ----------     ----------      ----------
                       Total current               1,767,854          5,456       (136,263)      1,637,047
                                                  ----------     ----------     ----------      ----------
             Noncurrent:
                 U.S. Government
                    agency bonds, due
                    within 5 years                   222,016          3,265           --           225,281
                 Corporate notes,
                    due within 5 years               100,087          1,299           --           101,386
                                                  ----------     ----------     ----------      ----------
                       Total noncurrent              322,103          4,564           --           326,667
                                                  ----------     ----------     ----------      ----------

                       Total                      $2,089,957         10,020       (136,263)      1,963,714
                                                  ==========     ==========     ==========      ==========

        The amortized cost and fair values of investment securities (available for sale) as of February 28, 1997 are as follows:

                                                                    Gross         Gross
                                                  Amortized      Unrealized     Unrealized        Fair
             Available for sale                      Cost           Gains         Losses          Value
             ------------------                   ----------     ----------     ----------      ----------
             Current:
                 Equity securities                $  861,006           --         (153,818)        707,188
                 Corporate notes                     686,573          5,583           --           692,156
                                                  ----------     ----------     ----------      ----------
                       Total current               1,547,579          5,583       (153,818)      1,399,344
                                                  ----------     ----------     ----------      ----------
             Noncurrent:
                 U.S. Government
                    agency bonds,
                    due within 5 years            $  219,914          4,735           --           224,649
                 Corporate notes,
                    due within 5 years             1,109,820         13,194           --         1,123,014
                                                  ----------     ----------     ----------      ----------
                       Total noncurrent            1,329,734         17,929           --         1,347,663
                                                  ----------     ----------     ----------      ----------
                       Total                      $2,877,313         23,512       (153,818)      2,747,007
                                                  ==========     ==========     ==========      ==========

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements



        At February 28, 1998, the Company wrote down to estimated fair market value certain equity security investments. The write-down amounted to approximately $262,000 and was due to a decline in fair value considered to be other than temporary. The write-down is included in write-down of investment securities and other on the accompanying 1998 statement of operations.

(3)     Income Taxes

        Income tax expense (benefit) attributable to income from operations consists of the following:

                                              Current       Deferred        Total
                                             ---------      ---------     ---------
Year ended February 28, 1998:
      U.S. Federal                           $  76,247        163,416       239,663
      State and local                           25,738         25,228        50,966
                                             ---------      ---------     ---------
                                             $ 101,985        188,644       290,629
                                             =========      =========     =========
Year ended February 28, 1997:
      U.S. Federal                           $(191,128)       217,315        26,187
      State and local                           29,441         28,767        58,208
                                             ---------      ---------     ---------
                                             $(161,687)       246,082        84,395
                                             =========      =========     =========

        Income tax expense for the years presented differs from the "expected" Federal income tax expense for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pretax income, as a result of the following:

                                                            1998              1997
                                                            ----              ----
Computed "expected" tax expense (benefit)              $    238,483           198,501
   State and local income taxes,
      net of Federal income tax benefit                      33,638            38,417
   Effect of capital gains rate differential                 36,692              --
   Other, primarily revision of prior year
      provision estimate                                    (18,184)         (152,523)
                                                       ------------      ------------
                                                       $    290,629            84,395
                                                       ============      ============

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements



        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 1998 and February 28, 1997 are presented below:

                                                                               1998              1997
                                                                               ----              ----
              Deferred tax assets:
                 Unrealized loss on investment securities
                    available for sale                                     $     81,729            44,303
                 Statutory depletion                                             57,061            57,061
                 Alternative minimum tax credit carryforward                    124,407            44,348
                 Net operating loss carryforward                                 36,479              --
                 Other                                                           16,950            16,950
                                                                           ------------      ------------
                           Total gross deferred tax assets                      316,626           162,662
                                                                           ------------      ------------
              Deferred tax liabilities:
                 Oil and gas properties and other property
                    and equipment, principally due to
                    depletion and depreciation                                 (876,817)         (519,218)
                 Coal properties, principally due to
                    differences in depletion                                    (80,379)          (80,379)
                                                                           ------------      ------------
                           Total gross deferred tax liabilities                (957,196)         (599,597)
                                                                           ------------      ------------
                           Net deferred tax liability                      $   (640,570)         (436,935)
                                                                           ============      ============

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

        For the year ended February 28, 1998, the Company had two customers which individually accounted for more than 10% of the Company's total oil sales. Sales to these customers aggregated approximately $2,470,000 or 92% of the Company's total oil sales.

        In addition, the Company had three customers which individually accounted for more than 10% of the Company's total gas sales. Sales to these customers aggregated approximately $965,000 or 89% of the Company's total gas sales.

(5)     Related Party Transactions

        In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and affiliates also own interests.

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements



        During fiscal year 1998, the Company purchased 60,000 shares of the Company's common stock from the Company's Executive Vice President at $2.875 per share which approximated the market price at the time of the purchase.

        In addition, subsequent to February 28, 1998, the Company purchased 20,000 shares of the Company's common stock from the Company's Executive Vice President at $3.20 per share which approximated the market price at the time of the purchase.

(6)     Commitments and Contingencies

        The Company is subject to certain claims. In the opinion of management, the outcome of such matters will not have a materially adverse effect on the financial statements of the Company.

        As of February 28, 1998 and 1997, the Company has pledged interest-bearing cash deposits of $875,681 to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation with respect to coal and gravel properties. These pledged cash deposits are included in other noncurrent assets in the accompanying balance sheets.

(7)     Subsequent Event

        On June 2, 1998, the Company sold its interest in an oil and gas field for approximately $3,100,000. At February 28, 1998, the Company had a net basis in this field of approximately $1,400,000.

(8)     Quarterly Operating Results (Unaudited)

        The quarterly results of operations for 1998 and 1997, follows:

                                             First        Second         Third        Fourth          Full
                                            Quarter       Quarter       Quarter       Quarter         Year
                                            -------       -------       -------       -------         ----
        1998
        ----
        Total revenues                     $ 919,967      1,027,489    1,144,033       808,001       3,899,490
        Income from operations               183,599        373,308      322,447      (118,312)        761,042
        Net income                           153,936        297,046      265,627      (305,815)        410,791
        Basic and diluted earnings
        per share                                .03           .06           .05          (.06)            .08

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements


                                             First        Second         Third        Fourth          Full
                                            Quarter       Quarter       Quarter       Quarter         Year
                                            -------       -------       -------       -------         ----
        1997
        ----
        Total revenues                     $ 422,176        414,822      568,074      1,148,290      2,553,362
        Income (loss)
            from operations                  (32,085)      (149,315)      28,848        178,947         26,395
        Net income (loss)                     (7,110)       (66,205)      76,447        496,300        499,432
        Basic and diluted earnings
        per share                               (.00)         (.01)          .01            .10            .10

        During the fourth quarter of fiscal 1998, the Company recorded an adjustment of approximately $262,000 (before income taxes) to increase realized loss on available-for-sale securities for an other than temporary decline in market value below cost of certain investment securities. The Company also recorded approximately $500,000 in depreciation and depletion during the fourth quarter of fiscal 1998 ($692,341 recorded for the first three quarters), primarily due to reduction in reserve estimates associated with the decline in oil and gas prices.

                              OAKRIDGE ENERGY, INC.

                    Supplemental Oil and Gas Data (Unaudited)


        The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with Statement of Financial Accounting Standards No. 69 ("Statement No. 69").

        Costs Incurred

        A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 28, 1998 and February 28, 1997 follows:

                                                                  1998            1997
                                                                  ----            ----
                Acquisition of unproved properties             $   147,158        155,232
                                                               ===========      =========
                Development costs                              $ 1,744,237      2,189,265
                                                               ===========      =========
                Exploration costs                              $   403,753        336,959
                                                               ===========      =========

        Results of Operations for Producing Activities

        The following table presents the results of operations for the Company's oil and gas producing activities for the years ended February 28, 1998 and February 28, 1997.

                                                                  1998             1997
                                                                  ----             ----
Revenues                                                       $ 3,798,393       2,451,839
Production costs                                                  (781,874)       (437,770)
Depletion, depreciation, and valuation
   provisions                                                   (1,229,720)     (1,108,209)
Exploration costs                                                 (403,753)       (336,959)
                                                               -----------      ----------
                                                                 1,383,046         568,901
Income tax expense                                                (470,236)       (193,426)
                                                               -----------      ----------
Results of operations for producing
   activities (excluding corporate
   overhead and interest costs)                                    912,810         375,475
                                                               ===========      ==========

                              OAKRIDGE ENERGY, INC.

                    Supplemental Oil and Gas Data (Unaudited)


        Reserve Quantity Information

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

                                                               Oil            Gas
                                                               ---            ---
Proved developed and undeveloped reserves:
   Balance, February 29, 1996                                106,103        869,150
      Revisions of previous estimates                         35,741        156,736
      Extensions and discoveries                             525,796      1,436,790
      Production                                             (64,868)      (389,756)
                                                            --------      ---------
   Balance, February 28, 1997                                602,772      2,072,920

      Revisions of previous estimates                        303,628       (159,043)
      Extensions and discoveries                             113,653        342,204
      Production                                            (147,911)      (437,064)
                                                            --------      ---------
   Balance, February 28, 1998                                872,142      1,819,017
                                                            ========      =========

                                                               Oil            Gas
                                                               ---            ---
Proved developed reserves:
   February 29, 1996                                         106,103        869,150
                                                            ========      =========
   February 28, 1997                                         314,277      1,908,674
                                                            ========      =========
   February 28, 1998                                         325,946      1,684,528
                                                            ========      =========

        Standardized Measure of Discounted Future Net Cash Flow and
          Changes Therein Relating to Proved Oil and Gas Reserves

        The following table, which presents a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves, is presented pursuant to SFAS No. 69. In computing this data, assumptions other than those required by the Financial Accounting Standards Board could produce different results. Accordingly, the data should not be construed as representative of the fair market value of the Company's proved oil and gas reserves.

        Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual arrangements in existence at year-end. Future development and production costs were computed

                              OAKRIDGE ENERGY, INC.

                    Supplemental Oil and Gas Data (Unaudited)


        by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. Future income tax expenses were computed by applying the year-end statutory tax rate adjusted for tax credits, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the Company's proved oil and gas reserves, less the tax basis of the properties involved. The standardized measure of discounted future cash flows at February 28, 1998 and February 28, 1997, which represent the present value of estimated future cash flows using a discount rate of 10% a year, follows:

                                                                                1998             1997
                                                                                ----             ----
            Future cash inflows                                            $ 14,563,635        15,861,328
            Future production and development costs                          (8,006,427)       (7,468,032)
            Future income tax expenses                                       (1,033,620)       (1,002,950)
                                                                           ------------      ------------
            Future net cash flows                                             5,523,588         7,390,346
            10% annual discount for estimated
               timing of cash flows                                          (1,651,108)       (1,602,116)
                                                                           ------------      ------------
            Standardized measure of discounted
               future net cash flows                                       $  3,872,480      $  5,788,230
                                                                           ============      ============

            Beginning of year                                              $  5,788,230      $  1,621,656
               Sales of oil and gas, net of production costs                 (3,016,519)       (2,014,069)
               Extensions, discoveries, and improved
                  recoveries, less related costs                                504,289         7,221,876
               Accretion of discount                                            578,823           162,166
               Net change in sales and transfer prices, net of
                  production costs                                             (949,921)          746,573
               Changes in estimated future development costs                     93,187        (1,522,377)
               Net change in income taxes                                       650,733        (1,354,531)
               Changes in production rates (timing and other)                (1,139,944)          441,966
               Revisions of previous quantities                               1,363,602           484,970
                                                                           ------------      ------------
            End of year                                                    $  3,872,480      $  5,788,230
                                                                           ============      ============

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company did not change its principal independent accounting firm nor have any disagreements with such firm on accounting and financial disclosure matters during the two fiscal years ended February 28, 1998.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 1998 to be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after the end of such year.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 1998 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 1998 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 1998 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   EXHIBITS

         (3)(ii) By-Laws of the Company dated May 23, 1975 filed as Exhibit A(4) to Form 10 and incorporated herein by reference.

         (10) Purchase and Sale Agreement dated March 25, 1998 between the Company as seller and Mitchell Energy Corporation as buyer pertaining to the Company's Limestone County, Texas gas property.

         (27)    Financial Data Schedule.

   (b) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OAKRIDGE ENERGY, INC.



By /s/ Sandra Pautsky
   --------------------------------
   Sandra Pautsky, Executive
     Vice President

DATE:  June 12, 1998


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By                                     By /s/ Sandra Pautsky
   --------------------------------       --------------------------------
   Noel Pautsky, Chairman                 Sandra Pautsky, Executive
     of Board of Directors,                 Vice President and
         President and Director*            Secretary-Treasurer
                                            (Acting Chief Executive
                                            Officer, Chief Financial
                                            Officer and Chief
                                            Accounting Officer)
                                            and Director

DATE:  June __, 1998                        DATE:  June 12, 1998


By /s/ Danny Croker                    By /s/ Randy Camp
   --------------------------------       --------------------------------
   Danny Croker, Director                 Randy Camp, Director

DATE:  June 12, 1998                        DATE:  June 12, 1998



*Mr. Pautsky died on May 26, 1998, and his successors as President (Chief Executive Officer) and as a Director have not yet been named.

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

        (10) Material contracts - Purchase and Sale Agreement dated March 25, 1998 between the Registrant as seller and Mitchell Energy Corporation as buyer pertaining to the Registrant's Limestone County, Texas gas property.

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

        (27)      Financial Data Schedule.

        (99)      Additional exhibits - not applicable.