Form 10KSB/A
period 1998-02-28
OAKRIDGE ENERGY INC
filed 1998-06-29
CIK 216748

                     U.S. Securities and Exchange Commission

                             Washington, D. C. 20549

                               Form 10-KSB/A No. 1

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

                          $4,576,206 AS OF MAY 15, 1998

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

                           4,839,509 AS OF MAY 31, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Transitional Small Business Disclosure Format (check one):  YES [ ]
         NO [X]

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table provides certain information pertaining to the Company's directors and executive officers:

                         BUSINESS EXPERIENCE          YEAR FIRST
                        AND CURRENT POSITIONS          BECAME
NAME AND AGE                WITH COMPANY              DIRECTOR
------------            ---------------------         ----------
Sandra Pautsky - 56    President of the Company         1986
                       since June 25, 1998
                       and Secretary-Treasurer of
                       the Company since May 1992;
                       Executive Vice-President of
                       the Company from May 1992
                       to June 25, 1998

Danny Croker - 49      Vice President and Assistant     1992
                       Secretary-Treasurer of the
                       Company since May 1992 and
                       owner of Exlco, Inc., oil
                       and gas operations

Randy Camp - 45        Partner in the firm of Moore,    1992
                       Camp, Phillips & Company (or
                       its predecessor firms),
                       Certified Public Accountants,
                       Wichita Falls, Texas for more
                       than the past five years

         Noel Pautsky, who had been President of the Company since October 1973 and Chairman of the Board of Directors since December 1981, died on May 26, 1998. Mr. Pautsky was 79 at his death. The Board of Directors of the Company elected Sandra Pautsky as President and Chief Executive Officer to succeed Mr. Pautsky in that position on June 25, 1998. Mr. Pautsky's successors as Chairman of the Board of Directors and as a director have not yet been named.

         Sandra Pautsky was the daughter of Noel Pautsky, and Danny Croker was Noel Pautsky's stepson. There are no other family relationships among any of the directors or executive officers of the Company. Each of the directors and executive officers holds office from the date of his or her election for a period of one year or until his or her successor has been elected. None of the directors or executive officers is involved in any legal proceedings in which he or she is a party adverse or has a material interest adverse to the Company. None of the directors or executive officers has been involved in any legal proceedings which are material to an evaluation of his or her ability or integrity.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's common stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a). Based solely on the Company's review of copies of forms it received and on written representations from the foregoing persons, the Company believes that during the fiscal year ended February 28, 1998, except as otherwise previously disclosed, all filing requirements under Section 16(a) of the Exchange Act were met on a timely basis by such persons.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information regarding compensation for services in all capacities to the Company for the three fiscal years ended February 28, 1998 of Noel Pautsky, the Company's Chief Executive Officer until his death on May 26, 1998. No executive officer of the Company received total annual salary and bonus exceeding $100,000 in any of such years.

     NAME AND                  ANNUAL COMPENSATION       ALL OTHER
PRINCIPAL POSITION   YEAR    SALARY            BONUS   COMPENSATION(1)
------------------   ----    ------            -----   ---------------
Noel Pautsky         1998   $ 50,000        $  4,167        $ 1,428
President and        1997     50,000           4,167          1,208
  Chief Executive    1996     50,000          24,917            902
  Officer

-------------------

(1) All other compensation consisted of Company paid life insurance premiums.

         The Company does not have employment agreements with any of its executive officers, has no material bonus, profit-sharing or stock option plans or pension or retirement benefits. The Company has a group health insurance plan which it makes available to all employees of the Company on a non-discriminatory basis. Pursuant to such plan, $25,000 in life insurance benefits are provided for all employees of the Company, with the amount of such benefits provided decreasing as certain age levels are reached. Because of the age provision, the amount of benefits to be provided to Mr. Pautsky's beneficiary will be $13,750.

         Executive officers of the Company who are also directors do not receive any fee or remuneration for services as members of the Board of Directors. Randy Camp, the one director who is not an employee of the Company, received an annual fee of $1,500 for serving as a director in the fiscal year ended February 28, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.

         The following table shows the beneficial ownership of the Company's common stock as of June 22, 1998 by: (i) each person known by the management of the Company to own more than 5% of the Company's outstanding common stock; (ii) each executive officer and director; and (iii) the executive officers and directors of the Company as a group.

NAME AND ADDRESS                       AMOUNT             PERCENT
      OF                             BENEFICIALLY          OF
BENEFICIAL OWNER                       OWNED              CLASS
----------------                     ------------         ------
Sandra Pautsky
4613 Jacksboro Highway
Wichita Falls, Texas 76302           2,420,776(1)         50.49%

Estate of Noel Pautsky
4613 Jacksboro Highway
Wichita Falls, Texas 76302             977,791(2)         20.39

Flem Noel Pautsky, Jr.
4613 Jacksboro Highway
Wichita Falls, Texas 76302             908,247            18.94

Sandra Pautsky, Trustee of
  the Noel Pautsky Trust
4613 Jacksboro Highway
Wichita Falls, Texas 76302             700,000            14.60

Robert S. Allen
125 Ashlyn Ridge
McDonough, Georgia 30252               306,700             6.40

Danny Croker                               -                 -

Randy Camp                                 100              *

Executive officers and
directors as a group
(three persons)                      2,420,876(3)         50.49

--------------------------

*        Represents less than 1% of outstanding common stock.

(1) Includes 977,791 shares owned by the Estate of Noel Pautsky. Ms. Pautsky is named as the Independent Executrix of Mr. Pautsky's Estate in his will but has not yet qualified to act. Also includes 700,000 shares owned by the Noel Pautsky Trust of which Ms. Pautsky is the trustee and one of four beneficiaries. Ms. Pautsky disclaims any beneficial ownership of the shares owned by the Estate of Noel Pautsky in excess of her 25% beneficial interest in the residual estate. Ms. Pautsky also disclaims any beneficial ownership of the shares owned by the Noel Pautsky Trust in excess of 175,000 shares (i.e., 25% of 700,000).

(2) Excludes 50,000 shares owned by Mr. Pautsky's widow and 908,247 shares owned by Flem Noel Pautsky, Jr. Mr. Pautsky was the trustee of the Flem Noel Pautsky, Jr. Trust, which owned such 908,247 shares of record until Mr. Pautsky's death.

(3) Includes all shares beneficially owned by Sandra Pautsky, Danny Croker and Randy Camp.

          A portion of the Estate of Noel Pautsky's shares in the Company are pledged for the Estate's bank borrowings. Neither the pledge arrangement nor Mr. Pautsky's death is believed to involve any potential for a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Sandra Pautsky is an executive officer, director and beneficial owner of in excess of 5% of the Company's outstanding common stock. In addition, the Estate of Noel Pautsky, Flem Noel Pautsky, Jr. (until Noel Pautsky's death, the Flem Noel Pautsky, Jr. Trust) and the Noel Pautsky Trust are the beneficial owners of in excess of 5% of the Company's outstanding common stock. Following Noel Pautsky's death, Sandra Pautsky may be considered to be the parent of the Company by virtue of her beneficial ownership of approximately 50% of the Company's outstanding common stock and her positions with the Company.

         Ms. Pautsky, the Estate of Noel Pautsky, Mr. Pautsky, Jr. and the Noel Pautsky Trust each own undivided working interests in certain of the oil and gas leases in the North Texas area in which the Company also owns an undivided working interest and of which the Company serves as the operator. The Estate of Noel Pautsky also owns an undivided working interest in the oil and gas leases in Miller County, Arkansas in which the Company owns an undivided working interest. In accordance with standard operating procedures, the Company submits joint interest billings to such related parties and the other unaffiliated working interest owners in the properties which the Company operates on a monthly basis for their respective pro-rata shares of the costs incurred on the properties and the Company's fee for serving as operator for the preceding month. In addition, Exlco, Inc. ("Exlco"), 100% of whose outstanding stock is owned by Danny Croker, an executive officer and director, is allocated and bears a portion of the Company's office rent and supplies and bills the Company periodically for costs incurred on the Company's behalf, which billings are offset against the Company's billings to Exlco.

         At February 29, 1996, Ms. Pautsky, Noel Pautsky, the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Trust, Mr. Croker and Exlco had accounts payable to the Company, representing their then unpaid joint interest and other billings, aggregating $2,907. During the two fiscal years ended February 28, 1998, the Company submitted monthly joint interest and other billings to such six parties totaling $64,190, and such parties paid the Company an aggregate of $39,519 with respect to such joint interest and other billings, leaving a balance of $27,578 owed by the six parties to the Company at February 28, 1998. In addition, during fiscal 1997 and 1998 the Company as operator paid Ms. Pautsky, the Noel Pautsky Trust and the Flem Noel Pautsky, Jr. Trust a total of $2,659 in revenues from working interests owned by them in certain of the Company's gas leases in North Texas and with respect to their interests in lease equipment transferred into the Company's inventory after abandonment by the Company of jointly owned leases in the North Texas area and, at February 28, 1998, owed them an additional $61,287 for such matters. The Company is following the same operating procedures outlined above in the fiscal year ending February 28, 1999.

         On April 7, 1997, the Company purchased 60,000 shares of its common stock from Ms. Pautsky at a price of $2.875 per share. On April 1, 1998, the Company purchased an additional 20,000 shares of its common stock from Ms. Pautsky at a price of $3.20 per share. The prices paid by the Company to Ms. Pautsky approximated the market prices of the Company's common shares at the times of purchase.



                          [REMAINDER OF PAGE LEFT BLANK
                                 INTENTIONALLY]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.


OAKRIDGE ENERGY, INC.



By /s/ Sandra Pautsky
   ------------------------------
   Sandra Pautsky, President

DATE:  June 29, 1998


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By                                       By /s/ Sandra Pautsky
   -----------------------------            -----------------------------
    Noel Pautsky, Chairman                  Sandra Pautsky, President
     of Board of Directors                    (Chief Executive Officer)
         and Director*                        and Secretary-Treasurer
                                              (Chief Financial Officer
                                              and Chief Accounting
                                              Officer) and Director

DATE:  June __, 1998                          DATE:  June 29, 1998



By /s/ Danny Croker                      By /s/ Randy Camp
   -----------------------------            -----------------------------
   Danny Croker, Director                   Randy Camp, Director


DATE:  June 29, 1998                     DATE:  June 29, 1998



*Mr. Pautsky died on May 26, 1998, and his successors as Chairman of the Board of Directors and as a Director have not yet been named.