Form 10QSB
period 1998-05-31
OAKRIDGE ENERGY INC
filed 1998-07-20
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 1998.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 1998: Common Stock, $.04 par value 4,839,509 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]        NO [X]

                                     INDEX

                                                                      PAGE #
                                                                      ------
Part I - Financial Information
     1. Financial Statements:

     Condensed Balance Sheets at
          February 28, 1998 and May 31, 1998                            1

     Condensed Statements of Operations
          For the Three Months Ended May 31, 1997 and 1998              2

     Statement of Cash Flows
          For the Three Months Ended May 31, 1997 and 1998              3

     Notes to Condensed Financial Statements                            4

     2. Management's Discussion and Analysis or Plan of Operation       5

Part II - Other Information
     5. Other Information                                               7

     6. Exhibits and Reports on Form 8-K                                8

Signatures                                                              9




                                      (i)

ITEM 1. FINANCIAL STATEMENTS.

                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                     As of             As of
                                                                         February 28, 1998      May 31, 1998
                                                                         -----------------      ------------
Current assets:                                                                                  (Unaudited)
    Cash and cash equivalents                                                 $    877,006      $    155,936
    Trade accounts receivable                                                      386,353           209,776
    Other accounts receivable                                                            0         3,091,182
    Investment securities                                                        1,637,047         1,358,009
    Deferred tax asset                                                              81,729           161,589
    Prepaid expenses and other                                                      36,117            32,137
                                                                              ------------      ------------
              Total current assets                                               3,018,252         5,008,629
                                                                              ------------      ------------

Investment securities                                                              326,667           225,281

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
      $3,863,223 on February 28, 1998 and $3,450,190 on May 31, 1998             3,734,904         2,878,725

Coal and gravel properties, net of accumulated depletion and depreciation
     of $8,347,878 on February 28, 1998 and $8,351,337 on May 31, 1998             388,233           384,927

Real estate held for development                                                 2,474,309         2,608,189

Other property and equipment, net of accumulated depreciation
     of $647,603 on February 28, 1998 and $656,652 on May 31, 1998                 188,876           207,561

Other assets                                                                     1,272,354         1,216,398
                                                                              ------------      ------------
                                                                              $ 11,403,595      $ 12,529,710
                                                                              ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $    281,209      $    237,427
    Accrued expenses                                                                53,687            68,942
    Other Liabilities                                                                5,507           534,406
                                                                              ------------      ------------
              Total current liabilities                                            340,403           840,775

Deferred Federal income taxes                                                      722,299           549,534
                                                                              ------------      ------------
              Total liabilities                                                  1,062,702         1,390,309
                                                                              ------------      ------------

Stockholders' equity:
    Common stock, $.04 par value, 20,000,000
        shares authorized, 10,157,803 shares issued                                406,312           406,312
    Additional paid-in capital                                                     805,092           805,092
    Retained earnings                                                           17,599,170        18,469,617
    Unrealized loss on investment securities
         available for sale, net of income taxes                                  (100,993)          (70,231)
    Less treasury stock, at cost, 5,286,194 shares on February 28, 1998
      and 5,318,294 on May 31, 1998                                             (8,368,688)       (8,471,389)
                                                                              ------------      ------------
                   Total stockholders' equity                                   10,340,893        11,139,401
                                                                              ------------      ------------

                                                                              $ 11,403,595      $ 12,529,710
                                                                              ============      ============

The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             For 3 Months     For 3 Months
                                                    Ended            Ended
                                             May 31, 1997     May 31, 1998
                                             ------------     ------------
Revenues:
   Oil and gas                                $   898,975      $   405,711
   Gravel                                          10,342           17,475
   Other                                           10,650           10,650
                                              -----------      -----------
      Total revenues                              919,967          433,836
                                              -----------      -----------

Operating expenses:
   Oil and gas                                    566,782          365,026
   Coal and gravel                                 24,376           29,874
   Real estate development                         16,514           36,261
   General and administrative                     128,696          142,020
                                              -----------      -----------
      Total operating expenses                    736,368          573,181
                                              -----------      -----------

      Income (loss) from operations               183,599         (139,344)
                                              -----------      -----------

Other income (expense):
   Interest and dividend income                    50,495           41,334
   Interest expense                                (3,607)               0
   Gain on sale of oil and gas properties               0        1,504,073
    Other, net                                      9,683          (97,730)
                                              -----------      -----------
      Total other income                           56,571        1,447,677
                                              -----------      -----------

      Income before income taxes                  240,170        1,308,332
                                              -----------      -----------

Income tax expense                                 86,234          437,885
                                              -----------      -----------

         Net income                           $   153,936      $   870,447
                                              ===========      ===========

         Income per common share              $      0.03      $      0.20
                                              ===========      ===========

Weighted average shares outstanding             5,031,577        4,376,054
                                              ===========      ===========



The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 For 3 Months     For 3 Months
                                                                                        Ended            Ended
                                                                                 May 31, 1997     May 31, 1998
                                                                                 ------------     ------------
Cash flows from operating activities:
    Net income                                                                   $   153,936      $   870,447
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depletion and depreciation                                                  231,204          149,608
         Accretion on investment securities, net                                      (4,648)          (2,449)
         Gain on sale of oil and gas properties                                            0       (1,470,896)
         Gain on sale of other property and equipment                                (19,000)               0
         Gain on sale of other assets                                                      0          (33,177)
         Deferred federal income taxes                                                45,000         (245,758)
         Other than temporary loss on investment securities                                0          106,769
         Net changes in assets and liabilities:
            Trade accounts receivable                                                190,706          176,577
            Prepaid expenses and other current assets                                 10,037            3,980
            Accounts payable                                                          95,677          (43,782)
            Federal income tax payable                                                     0          528,899
            Accrued expenses                                                          (2,523)          15,255
                                                                                 -----------      -----------
               Net cash provided by operating activities                             700,389           55,473
                                                                                 -----------      -----------

Cash flows from investing activities:
    Additions to oil and gas properties                                             (513,746)        (797,457)
    Additions to real estate held for development                                    (91,472)        (137,048)
    Additions to other property and equipment                                              0          (27,734)
    Increase in other assets                                                         (29,888)         (12,959)
    Proceeds from sale of oil and gas properties                                      11,601                0
    Proceeds from sale of other property and equipment                                19,000                0
    Purchases of investments available for sale                                     (152,156)               0
    Maturities of investments available for sale                                           0          300,000
    Principal payments received on notes receivable                                    1,155            1,356
                                                                                 -----------      -----------
               Net cash provided by (used in) investing activities                  (755,506)        (673,842)
                                                                                 -----------      -----------

Cash flows from financing activities:
    Other liabilities                                                                351,618                0
    Purchases of treasury stock                                                     (273,644)        (102,701)
                                                                                 -----------      -----------
               Net cash provided by (used in) financing activities                    77,974         (102,701)
                                                                                 -----------      -----------

Net increase (decrease) in cash and cash equivalents                                  22,857         (721,070)

Cash and cash equivalents at beginning of period                                     195,631          877,006
                                                                                 -----------      -----------

Cash and cash equivalents at end of period                                       $   218,488      $   155,936
                                                                                 ===========      ===========

Supplemental disclosures of cash flow information:
    Interest paid                                                                $     3,198      $      --
    Income taxes paid                                                            $    41,234      $   149,839
    Recognition in Stockholders' Equity of the net unrealized holding loss on available for sale securities of $56,180, net of tax effect of $28,941 during the quarter ended
       May 31, 1997 and $15,771, net of tax effect of $8,125 during the quarter ended
       May 31, 1998.


The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for the three-month periods ended May 31, 1997 and 1998 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 28, 1998.

(3) Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997, which for the Company is the three months ended - May 31, 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required and has been presented in these financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


     The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

     The Company had net income of $870,447 ($.20 per share) in the three months ended May 31, 1998 compared to net income of $153,936 ($.03 per share) during the three months ended May 31, 1997. The reason for the increase in net income and the Company's profitability during the 1998 period was an approximate $1,504,100 gain realized on the sale of the Company's Limestone County, Texas gas property to Mitchell Energy Corporation.

     Oil and gas revenues declined approximately $493,300 (54.9%) in the three months ended May 31, 1998 due to the absence of any production from the Limestone County, Texas gas property which was sold effective as of the first day of the period, a decline in production from the Company's Madison County, Texas oil property and a substantial decline in the Company's average oil price received. The Limestone County, Texas gas property contributed approximately $165,300 to revenues during the three months ended May 31, 1997 but none in the 1998 period. Revenues from the Company's Madison County, Texas property decreased approximately $309,900 during the 1998 period. The Company produced approximately 7,900 fewer barrels of oil from the property in the 1998 period, primarily due to the decision of the operator of the property to restrict production voluntarily as a result of low oil prices. The average oil price received by the Company for the property's production declined approximately $6.89 per barrel (35.4%) from that received in the 1997 period. Overall, the Company's average oil price received fell approximately $6.74 per barrel (34.9%). The Company is uncertain when oil prices may recover but believes it is unlikely to occur during the Company's current fiscal quarter ending August 31, 1998.

     Gravel revenues increased approximately $7,100 (69.0%) in the 1998 period due to a higher level of gravel sales from the Company's Colorado property. Rentals received by the Company from the property were the same in both periods.

     The expenses of the Company's oil and gas operations declined approximately $201,800 (35.6%) in the three months ended

May 31, 1998 as lower dry hole costs, depletion and depreciation expense and production taxes more than offset higher lease operating and geological and geophysical expenses and increased ad valorem taxes. Dry hole costs declined approximately $135,500 (79.0%) as the Company participated in only one gross (.17 net) unsuccessful exploratory well in the 1998 period as compared to two gross (.45 net) such wells in the 1997 period. In addition, the total cost attributable to the Company's interest in the 1998 dry hole was substantially less than the cost of its interests in the 1997 dry holes. Depletion and depreciation expense declined approximately $86,300 (39.2%) and production taxes fell approximately $18,300 (46.8%) in the 1998 period due to the absence of any such expense and taxes from the Company's Limestone County, Texas gas property sold effective as of the start of the period and lower oil and gas revenues received from the remainder of the Company's properties. The higher lease operating expense and ad valorem taxes in the 1998 period were mainly associated with the Company's Madison County, Texas oil property.

     The expenses of the Company's coal and gravel operations increased approximately $5,500 in the three months ended May 31, 1998 primarily due to higher engineering expense associated with reclamation of a portion of the land in the coal permit area. Real estate development expense increased approximately $19,700 in the 1998 period. Heavy equipment repair expense comprised approximately $12,700 of the total increase, but most other categories of such expense also increased due to the higher level of activity in the 1998 period on the golf course the Company is building on approximately 170 acres of the 2,020 acres of land owned by it in La Plata County, Colorado.

     General and administrative expense increased approximately $13,300 in the 1998 period primarily due to a difference in the timing of the payment of approximately $12,200 in fees for renewing letters of credit supporting land reclamation bonds required for the Company's coal and gravel permits in Colorado. Higher computer and miscellaneous expenses in the 1998 period were offset by lower independent petroleum engineering firm and tax accounting expenses.

     The Company received approximately $2,990,400 in proceeds from the sale of its Limestone County, Texas gas property. The approximate $1,504,100 gain realized on such sale, which is included in other income (expense) in the Company's Condensed Statements of Operations, was the reason for the increase in net income and the Company's profitability in the three months ended May 31, 1998 as the Company incurred an approximate $139,300 loss from operations during such period. Interest and dividend income declined approximately $9,200 (18.1%) in the 1998 period due to the lower level of funds the Company had invested compared to the 1997 period. The effect of the decline in such income was partially offset by the absence of any interest expense for the Company in the 1998 period. The Company incurred $3,607 of such expense in the 1997 period. Other income (expense), net declined approximately $97,700 in the 1998 period due to an approximate $106,800 writedown of the carrying value of the Company's investment in an equity security, which was made following a further decline in the fair value of the security from February 28, 1998.

     The Company's provision for income taxes increased approximately $351,700 in the 1998 period due to the higher level of pre-tax income resulting from the sale of the Limestone County, Texas property.

     The Company's weighted average shares outstanding declined approximately 13.0% during the three months ended May 31, 1998 as a result of share purchases made by the Company from June 1, 1997 through May 31, 1998. Purchases during that time frame totaled 149,800 shares, 20,000 of which were made from affiliates. The balance of the shares purchased by the Company was from unaffiliated shareholders.

FINANCIAL CONDITION AND LIQUIDITY

     During the first quarter of fiscal 1999, the Company's investing activities and financing activities (solely purchases of the Company's common stock) used approximately $673,800 and $102,700 in funds, respectively. The Company's operating activities provided approximately $55,400 in funds, resulting in a net decrease in cash and cash equivalents at the end of the period of approximately $721,100. Principal investing activities using funds during the quarter were additions to the Company's oil and gas properties and real estate held for development. At May 31, 1998, the Company had no indebtedness and held investment securities aggregating approximately $1,583,300.

     The Company expects to fund its contemplated operations during the remainder of fiscal 1999 from a combination of the cash flow from its oil and gas properties and sales or maturities of a portion of its investment securities available for sale or margin account borrowings against their value.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     On June 25, 1998, the Company's Board of Directors elected Sandra Pautsky as the President of the Company to replace her father, Noel Pautsky, who died unexpectedly on May 26, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - Financial Data Schedule for the three months ended May 31, 1998 filed as Exhibit 27.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended May 31, 1998.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OAKRIDGE ENERGY, INC.
                                              (Registrant)



DATE:  July 20, 1998                    By /s/ Sandra Pautsky
                                          ----------------------------
                                          Sandra Pautsky, President
                                          and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER         DESCRIPTION
-------         -----------

  (2)      -    Plan of acquisition, reorganization, arrangement, liquidation or succession - not applicable.

  (3)      -    (i) Articles of Incorporation - not applicable.
                (ii) Bylaws - not applicable.

  (4)      -    Instruments defining the rights of security holders, including indentures - not applicable.

  (10)     -    Material contracts - not applicable.

  (11)     -    Statement re computation of per share earnings - not applicable.

  (15)     -    Letter on unaudited interim financial information - not applicable.

  (18)     -    Letter on change in accounting principles - not applicable.

  (19)     -    Reports furnished to security holders - not applicable.

  (22)     -    Published report regarding matters submitted to vote - not applicable.

  (23)     -    Consents of experts and counsel - not applicable.

  (24)     -    Power of Attorney - not applicable.

  (27)     -    Financial Data Schedule - filed herewith.

  (99)     -    Additional exhibits - not applicable.