Form 10QSB/A
period 1998-05-31
OAKRIDGE ENERGY INC
filed 1998-08-10
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               FORM 10-QSB/A NO. 1
(Mark One)

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

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For 3 Months    For 3 Months
                                                                  Ended           Ended
                                                               May 31, 1997    May 31, 1998
                                                               ------------    ------------
Revenues;
     Oil and gas                                                $   898,975     $   405,711
     Gravel                                                          10,342          17,475
     Other                                                           10,650          10,650
                                                                -----------     -----------
          Total revenues                                            919,967         433,836
                                                                -----------     -----------

Operating expenses:
     Oil and gas                                                    566,782         365,026
     Coal and gravel                                                 24,376          29,874
     Real estate development                                         16,514          36,261
     General and administrative                                     128,696         142,020
                                                                -----------     -----------
          Total operating expenses                                  736,368         573,181
                                                                -----------     -----------

          Income (loss) from operations                             183,599        (139,344)
                                                                -----------     -----------

Other income (expense):
     Interest and dividend income                                    50,495          41,334
     Interest expense                                                (3,607)              0
     Gain on sale of oil and gas properties                               0       1,504,073
     Other, net                                                       9,683         (97,730)
                                                                -----------     -----------
          Total other income                                         56,571       1,447,677
                                                                -----------     -----------

          Income before income taxes                                240,170       1,308,332
                                                                -----------     -----------

Income tax expense                                                   86,234         437,885
                                                                -----------     -----------

          Net income                                            $   153,936     $   870,447
                                                                ===========     ===========

          Income per common share                               $      0.03     $      0.18
                                                                ===========     ===========

Weighted average shares outstanding                               5,031,577       4,852,172
                                                                ===========     ===========

The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For 3 Months    For 3 Months
                                                                                     Ended           Ended
                                                                                  May 31, 1997    May 31, 1998
                                                                                  ------------    ------------
Cash flows from operating activities:
    Net income                                                                      $ 153,936     $   870,447
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depletion and depreciation                                                   231,204         149,608
         Accretion on investment securities, net                                       (4,648)         (2,449)
         Gain on sale of oil and gas properties                                             0      (1,470,896)
         Gain on sale of other property and equipment                                 (19,000)              0
         Gain on sale of other assets                                                       0         (33,177)
         Deferred federal income taxes                                                 45,000        (245,758)
         Other than temporary loss on investment securities                                           106,769
         Net changes in assets and liabilities:
            Trade accounts receivable                                                 190,706         176,577
            Prepaid expenses and other current assets                                  10,037           3,980
            Accounts payable                                                           95,677         (43,782)
            Federal income tax payable                                                      0         528,899
            Accrued expenses                                                           (2,523)         15,255
                                                                                    ---------     -----------
               Net cash provided by operating activities                              700,389          55,473
                                                                                    ---------     -----------

Cash flows from investing activities:
    Additions to oil and gas properties                                              (513,746)       (797,457)
    Additions to real estate held for development                                     (91,472)       (137,048)
    Additions to other property and equipment                                               0         (27,734)
    Increase in other assets                                                          (29,888)        (12,959)
    Proceeds from sale of oil and gas properties                                       11,601               0
    Proceeds from sale of other property and equipment                                 19,000               0
    Purchases of investments available for sale                                      (152,156)              0
    Maturities of investments available for sale                                            0         300,000
    Principal payments received on notes receivable                                     1,155           1,356
                                                                                    ---------     -----------
               Net cash used in investing activities                                 (755,506)       (673,842)
                                                                                    ---------     -----------

Cash flows from financing activities:
    Other liabilities                                                                 351,618               0
    Purchases of treasury stock                                                      (273,644)       (102,701)
                                                                                    ---------     -----------
               Net cash provided by (used in) financing activities                     77,974        (102,701)
                                                                                    ---------     -----------

Net increase (decrease) in cash and cash equivalents                                   22,857        (721,070)

Cash and cash equivalents at beginning of period                                      195,631         877,006
                                                                                    ---------     -----------

Cash and cash equivalents at end of period                                          $ 218,488     $   155,936
                                                                                    =========     ===========

Supplemental disclosures of cash flow information:
    Interest paid                                                                   $   3,198     $      --
    Income taxes paid                                                               $  41,234     $   149,839
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

RESULTS OF OPERATIONS

         The Company had net income of $870,447 ($.18 per share) in the three months ended May 31, 1998 compared to net income of $153,936 ($.03 per share) during the three months ended May 31, 1997. The reason for the increase in net income and the Company's profitability during the 1998 period was an approximate $1,504,100 gain realized on the sale of the Company's Limestone County, Texas gas property to Mitchell Energy Corporation.

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

         General and administrative expense increased approxi- mately $13,300 in the 1998 period primarily due to a difference in the timing of the payment of approximately $12,200 in fees for renewing letters of credit supporting land reclamation bonds required for the Company's coal and gravel permits in Colorado. Higher computer and miscellaneous expenses in the 1998 period were offset by lower independent petroleum engineering firm and tax accounting expenses.

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

         The Company's weighted average shares outstanding declined approximately 3.6% at May 31, 1998 as compared to May 31, 1997 due to share purchases made by the Company from June 1, 1997 through May 31, 1998. Purchases during that time frame totaled 149,800 shares, 20,000 of which were made from affiliates. The balance of the shares purchased by the Company was from unaffiliated shareholders.

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

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this Amendment A No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OAKRIDGE ENERGY, INC.
                                              (Registrant)



DATE:  August 10, 1998                        By /s/ Sandra Pautsky
                                               ----------------------------
                                               Sandra Pautsky, President
                                               and Chief Financial Officer

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