Form 10QSB
period 1998-08-31
OAKRIDGE ENERGY INC
filed 1998-10-15
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended August 31, 1998.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 1998: Common Stock, $.04 par value 4,742,559 shares

Transitional Small Business Disclosure Format (check one);
YES [   ] NO [ X ]

                                      INDEX

                                                                                 Page #
                                                                                 ------
Part I - Financial Information
        1.  Financial Statements:

         Condensed Balance Sheets at

                 February 28, 1998 and August 31, 1998                             1

         Condensed Statements of Operations
                 For the Three Months Ended August 31, 1997 and 1998               2
                 For the Six Months Ended August 31, 1997 and 1998

         Statements of Cash Flows
                 For the Six Months Ended August 31, 1997 and 1998                 3

         Notes to Condensed Financial Statements                                   4

        2.  Management's Discussion and Analysis or Plan of Operation              5

Part II - Other Information

        4.  Submission of Matters to a Vote of Security Holders                    9

        6.  Exhibits and Reports on Form 8-K                                       9

Signatures                                                                        10



                                       (i)

Item 1. Financial Statements

                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS
                         Part I - Financial Information

ASSETS                                                                       February 28, 1998     August 31, 1998
                                                                                ------------        ------------
Current assets:                                                                                      (Unaudited)
     Cash and cash equivalents                                                  $    877,006        $  2,834,195
     Trade accounts receivable                                                       386,353             183,959
     Investment securities                                                         1,637,047           1,155,761
     Deferred tax asset                                                               81,729             231,863
     Prepaid expenses and other                                                       36,117              24,373
                                                                                ------------        ------------
               Total current assets                                                3,018,252           4,430,151
                                                                                ------------        ------------

Investment securities                                                                326,667                   0

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
     $3,863,233 on February 28, 1998 and $3,576,330 on August 31, 1998             3,734,904           3,107,312

Coal and gravel properties, net of accumulated depletion and depreciation
     of $8,347,878 on February 28, 1998 and $8,360,757 on August 31, 1998            388,233             375,507

Real estate held for development                                                   2,474,309           2,645,410

Other property and equipment, net of accumulated depreciation
     of $647,603 on February 28, 1998 and $666,541 on August 31, 1998                188,876             200,828

Other Assets                                                                       1,272,354           1,215,017
                                                                                ------------        ------------
                                                                                $ 11,403,595        $ 11,974,225
                                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                281,209             336,180
     Accrued expenses                                                                 53,687              86,770
     Income tax payable                                                                5,507             182,563
                                                                                ------------        ------------
          Total current liabilities                                                  340,403             605,513


Deferred Federal income taxes                                                        722,299             714,716
                                                                                ------------        ------------
          Total liabilities                                                        1,062,702           1,320,229
                                                                                ------------        ------------

Stockholders' equity:
     Common stock, $.04 par value, 20,000,000 shares authorized,
          10,157,803 shares issued                                                   406,312             406,312
     Additional paid-in capital                                                      805,092             805,092
     Retained earnings                                                            17,599,170          18,413,036
     Unrealized loss on investment securities available for sale,
          net of income taxes                                                       (100,993)           (188,815)
     Less treasury stock, at cost, 5,286,194 shares on February 28, 1998
          and 5,415,244 on August 31, 1998                                        (8,368,688)         (8,781,629)
                                                                                ------------        ------------
               Total stockholders' equity                                         10,340,893          10,653,996
                                                                                ------------        ------------
                                                                                $ 11,403,595        $ 11,974,225
                                                                                ============        ============


The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 3 Months Ended     3 Months Ended     6 Months Ended     6 Months Ended
                                                 August 31, 1997    August 31, 1998    August 31, 1997    August 31, 1998
                                                   -----------        -----------        -----------        -----------
Revenues:
     Oil and gas                                   $   998,392        $   345,638        $ 1,897,367        $   751,349
     Gravel                                             18,447             23,794             28,789             41,269
     Other                                              10,650             10,650             21,300             21,300
                                                   -----------        -----------        -----------        -----------
          Total revenues                             1,027,489            380,082          1,947,456            813,918
                                                   -----------        -----------        -----------        -----------

Operating expenses:
     Oil and gas                                       474,785            347,712          1,041,567            712,738
     Coal and gravel                                    31,836             23,948             56,212             53,822
     Real estate development                            40,678             19,880             57,192             56,141
     General and administrative                        106,882            119,052            235,578            261,072
                                                   -----------        -----------        -----------        -----------
          Total operating expenses                     654,181            510,592          1,390,549          1,083,773
                                                   -----------        -----------        -----------        -----------

               Income (loss) from operations           373,308           (130,510)           556,907           (269,855)
                                                   -----------        -----------        -----------        -----------

Other income (expense):
     Interest and dividend income                       49,414             65,511             99,909            106,845
     Interest expense                                   (6,575)                 0            (10,182)                 0
     Gain on sale of oil and gas properties                  0             12,890                  0          1,516,963
     Other, net                                         27,739            (23,909)            37,422           (121,639)
                                                   -----------        -----------        -----------        -----------
          Total other income (expense)                  70,578             54,492            127,149          1,502,169
                                                   -----------        -----------        -----------        -----------

          Income (loss) before income taxes            443,886            (76,018)           684,056          1,232,314
                                                   -----------        -----------        -----------        -----------

Income taxes                                           146,840            (19,437)           233,074            418,448
                                                   -----------        -----------        -----------        -----------

               Net income (loss)                   $   297,046        $   (56,581)       $   450,982        $   813,866
                                                   ===========        ===========        ===========        ===========

Income (loss) per common share                     $      0.06        $     (0.01)       $      0.09        $      0.17
                                                   ===========        ===========        ===========        ===========

Weighted average shares outstanding                  4,965,137          4,796,064          4,990,389          4,824,118
                                                   ===========        ===========        ===========        ===========



The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    6 Months Ended     6 Months Ended
                                                                    August 31, 1997    August 31, 1998
                                                                      -----------        -----------
Cash flows from operating activities:
   Net income                                                         $   450,982        $   813,866
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depletion and depreciation                                        477,898            299,060
        Accretion on investment securities, net                            (9,218)            (4,459)
        Gain on sales of property and equipment                           (30,051)        (1,516,963)
        Deferred federal income taxes                                     120,000            (89,761)
        Other than temporary loss on investment securities                      0            130,676
        Net changes in assets and liabilities:
          Trade accounts receivable                                       203,911            202,394
          Federal income tax receivable                                    19,740                  0
          Prepaid expenses and other current assets                        16,170             11,742
          Accounts payable                                                (20,422)            54,971
          Federal income tax payable                                       29,500            177,056
          Accrued expenses                                                 (2,620)            33,083
                                                                      -----------        -----------
            Net cash provided by operating activities                   1,255,890            111,665
                                                                      -----------        -----------

Cash flows from investing activities:
   Additions to oil and gas properties                                   (912,198)        (1,154,046)
   Additions to real estate held for development                         (136,729)          (178,271)
   Additions to other property and equipment                                    0            (30,890)
   Increase in other assets                                               (65,459)           (10,222)
   Proceeds from sale of oil and gas properties                            11,601          3,005,199
   Proceeds from sale of other property and equipment                      30,051            100,736
   Purchases of investments available for sale                           (152,156)                 0
   Maturities/calls of investments available for sale                     250,000            525,959
                                                                      -----------        -----------
            Net cash provided by (used in) investing activities          (974,890)         2,258,465
                                                                      -----------        -----------

Cash flows from financing activities:
   Other liabilities                                                       17,505                  0
   Purchases of treasury stock                                           (418,331)          (412,941)
                                                                      -----------        -----------
            Net cash (used in) financing activities                      (400,826)          (412,941)
                                                                      -----------        -----------

Net increase (decrease) in cash and cash equivalents                     (119,826)         1,957,189

Cash and cash equivalents at beginning of period                          195,631            877,006
                                                                      -----------        -----------

Cash and cash equivalents at end of period                            $    75,805        $ 2,834,195
                                                                      ===========        ===========

Supplemental disclosures of cash flow information:
   Interest paid                                                      $    10,182        $        --
   Income taxes paid                                                  $    63,834        $   319,939


   Recognition in Stockholders' Equity of the net unrealized holding loss on available for sale securities of $56,180, net of tax effect of $1,205 during the six months ended August 31, 1997 and $87,822 net of tax effect of $67,956 during the six months ended August 31, 1998.



The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for three and six-month periods ended August 31, 1997 and 1998 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 28, 1998.

(3) Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997, which for the Company is the six months ended August 31, 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required and has been presented in these financial statements.


(4) The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company assessed and is implementing plans to address "Year 2000" issues potentially affecting the Company's operating systems. Based on these plans, the Company does not expect the total cost to have a material impact on the Company's business, operations and financial condition. The Company anticipates its "Year 2000" remediation efforts to be completed by December 31, 1998. The Company is not able to determine, however, whether any of its suppliers will need to make any such software modifications or replacements or whether the failure to make such software corrections will have any effect on the Company's operations or financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

                  The Company had a net loss of $56,581 ($.01 per share) in the three months ended August 31, 1998 compared to net income of $297,046 ($.06 per share) during the three months ended August 31, 1997. During the six-month period ended August 31, 1998, the Company had net income of $813,866 ($.17 per share) compared to net income of $450,982 ($.09 per share) in the 1997 six-month period. Although the Company incurred a loss from operations in both 1998 periods, the approximate $1,504,100 gain realized by the Company on the sale of its Limestone County, Texas gas property (the "Limestone County property") at the beginning of the six-month period resulted in the Company's being profitable in such period.

                  Oil and gas revenues declined approximately $652,800 (65.4%) and $1,146,000 (60.4%) in the three and six months ended August 31, 1998, respectively. Revenues in both periods were adversely affected by the absence of any production from the Limestone County property, declines in production from the Company's Madison County, Texas oil property (the "Madison County property") and continued low oil prices. The Limestone County property contributed approximately $178,000 and $343,300 to revenues during the three and six months ended August 31, 1997, respectively, but none in the 1998 periods. Revenues from the Madison County property decreased approximately $438,700 and $748,600 in the three and six-month 1998 periods, respectively, as the Company produced approximately 14,000 and 22,000 fewer barrels of oil from the property during such periods. The decline in production was primarily due to the decisions of the operator of the property to restrict production voluntarily and to delay adding certain needed equipment as a result of low oil prices.

                  The Company's average oil price received declined in excess of $6.65 per barrel (over 35%) in both 1998 periods. Although the Company has not suffered any further declines in its average oil price received during the Company's current fiscal quarter ending November 30, 1998, it is uncertain when any significant improvement will occur in such price. The Company's average gas price fell slightly (approximately $.04 per MCF) in the three months ended August 31, 1998 but increased over $.21 per MCF (10.7%) in the six-month 1998 period.

                  In an effort to replace a portion of the gas revenues lost from the sale of the Limestone County property, the Company has agreed to acquire an undivided 25% interest in a 1245 acre exploratory gas prospect in Panola County of East Texas being operated by Barrow Shaver Resources Co. ("BSR Co."). BSR Co. is the operator of the Company's Madison County property. Drilling has commenced on the initial well on the prospect.

                  Gravel revenues increased approximately $5,300 (29.0%) and $12,500 (43.3%) in the three and six months ended August 31, 1998 due to the higher level of gravel sales from the Company's Colorado property. Rentals received by the Company from the property were the same in the 1997 and 1998 periods.

                  The expenses of the Company's oil and gas operations declined approximately $127,100 (26.8%) and $328,800 (31.6%) in the three and six months ended August 31, 1998 as lower production taxes, depletion and depreciation expense and dry hole costs in both periods more than offset higher geological and geophysical expenses and increased ad valorem taxes. Depletion and depreciation expense decreased approximately $106,900 and $193,200 and production taxes fell approximately $28,000 and $46,300 in the respective 1998 periods primarily due to the absence of any such expense and taxes from the Limestone County property sold effective as of the start of the six-month period and the effect of lower oil and gas revenues received from the remainder of the Company's properties, principally its Madison County property. Dry hole expense was only $3,500 lower in the three months ended August 31, 1998 but approximately $139,000 lower in the six-month 1998 period as the Company participated in fewer and less costly dry holes than in the comparable six-month 1997 period. Ad valorem taxes increased in both 1998 periods due to the Madison County property. The other category of oil and gas operations expense, lease operating expenses, declined approximately $11,500 in the three-month 1998 period but increased approximately $3,800 in the six-month period. The increase in lease operating expenses in the six-month period was mainly attributable to the Madison County property as the number of wells operated on such property and the property's average per well expense were higher in the 1998 periods.

                  The expenses of the Company's coal and gravel operations declined approximately $7,900 (24.7%) and $2,400 (4.3%) in the three and six months ended August 31, 1998 due to across-the-board declines in most categories of such expenses. The only expenses showing increases during the 1998 periods were engineering expense resulting from work associated with reclamation of a portion of the land in the coal permit area and depreciation expense. Real estate development expenses also decreased approximately $20,800 (51.1%) and $1,100 (1.8%) in the 1998 periods due to significantly lower heavy equipment repair expense as compared to the 1997 periods. Most other categories of real estate development expense increased due to the higher level of activity in the 1998 periods on the golf course the Company is constructing on approximately 170 acres of the 2,020 acres of land it owns in La Plata County, Colorado adjacent to the City of Durango.

                  General and administrative expenses increased approximately $12,200 (11.4%) and $25,500 (10.8%) in the three and six-month 1998 periods as the Company incurred higher payroll, regulatory reporting and miscellaneous expenses in both periods. The six-month period was also affected by the payment of $12,200 in fees for renewing letters of credit supporting land reclamation bonds required for the Company's coal and gravel permits in Colorado. The Company did not incur any comparable expense in the six-month 1997 period.

                  The Company received approximately $2,990,400 in proceeds from the sale of its Limestone County property. The approximate $1,504,100 gain realized on such sale, which is reflected in other income (expense) for the six months ended August 31, 1998 in the Company's Condensed Statements of Operations, was the reason for the Company's profitability in the six-month 1998 period as the Company incurred an approximate $269,900 loss from operations during such period. Interest and dividend income increased in both 1998 periods due to interest on the proceeds from the sale of the Limestone County property. The Company did not incur any interest expense in either of the 1998 periods. Other income (expense), net changed from an income item to an expense item in both 1998 periods due to writedowns aggregating $133,800 in the carrying value of the Company's investment in an equity security. The writedowns were made as of May 31 and August 31, 1998 following further declines in the fair value of the security from February 28, 1998.

                  The Company's weighted average shares outstanding declined approximately 3.3% during the six months ended August 31, 1998 as compared to such shares outstanding at August 31, 1997 due to continuing share purchases made by the Company. Purchases made by the Company in the six-month 1998 period totaled 129,050 shares, 20,000 of which were made from an affiliate. The remaining shares purchased by the Company were from unaffiliated shareholders.

FINANCIAL CONDITION AND LIQUIDITY

                  The first half of fiscal 1999 saw a substantial increase in the Company's cash flows as a result of the sale of the Limestone County property. During the period, the Company's operating and investing activities provided approximately $2,370,100 of funds after the expenditure of approximately $1,332,300 on additions to the Company's oil and gas properties and real estate held for development. The Company's financing activities, which consisted entirely of purchases of the Company's common stock, used approximately $412,900 in funds, resulting in a net increase in the Company's cash and cash equivalents at the end of the period of approximately $1,957,200. At August 31, 1998, the Company had no indebtedness and also held investment securities aggregating $1,155,800.

                  The Company expects contemplated operations during the remainder of fiscal 1999 to be a net user of cash and plans to fund such operations from a combination of its existing cash and cash equivalents and sales or maturities of a portion of its investment securities available for sale or margin account borrowings against their value.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's 1998 Annual Meeting of Shareholders (the "Meeting") was held on August 27, 1998.

         (b) At the Meeting, Sandra Pautsky, Danny Croker and Randy Camp were elected as directors of the Company to serve until the 1999 Annual Meeting of Shareholders or until their successors are elected.

         (c) A total of 4,292,473 shares were represented in person or by proxy at the Meeting. The election of directors was the only matter voted upon by the Company's shareholders at the Meeting. The following sets forth the results of the vote:


                                    NUMBER OF SHARES         NUMBER OF SHARES
         NAME OF NOMINEE               VOTED FOR            AUTHORITY WITHHELD
         ---------------               ---------            ------------------
         Sandra Pautsky                4,291,523                    950
         Danny Croker                  4,291,123                  1,350
         Randy Camp                    4,291,123                  1,350


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - Financial Data Schedule for the six months ended August 31, 1998 filed as Exhibit 27.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended August 31, 1998.

                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OAKRIDGE ENERGY, INC.
                                           (Registrant)



DATE:  October 15, 1998                By /s/ Sandra Pautsky
                                          --------------------------------------
                                       Sandra Pautsky, President


                                       By /s/ Carol J. Cooper
                                          --------------------------------------
                                       Carol J. Cooper, Chief Accounting Officer

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