Form 10QSB
period 1998-11-30
OAKRIDGE ENERGY INC
filed 1999-01-14
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
            (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1998: Common Stock, $.04 par value, 4,623,004 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]                  NO [X]

                                      INDEX


                                                                                                     Page #
                                                                                                     ------
Part I - Financial Information
        1.  Financial Statements:

        Condensed Balance Sheets at
                February 28, 1998 and November 30, 1998                                                1

        Condensed Statements of Operations
                For the Three Months Ended November 30, 1997 and 1998                                  2
                For the Nine Months Ended November 30, 1997 and 1998

        Statements of Cash Flows
                For the Nine Months Ended November 30, 1997 and 1998                                   3

        Notes to Condensed Financial Statements                                                        4

        2.  Management's Discussion and Analysis or Plan of Operation                                  5

Part II - Other Information
        6.  Exhibits and Reports on Form 8-K                                                           9

Signatures                                                                                             9

                                      (i)

                        Part I - Financial Information


ITEM 1. FINANCIAL STATEMENTS.


                              Oakridge Energy, Inc.

                            CONDENSED BALANCE SHEETS



                                                                             February 28, 1998  November 30, 1998
                                                                             -----------------  -----------------
                                                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $    877,006      $  2,392,943
     Trade accounts receivable                                                       386,353           171,963
     Investment securities                                                         1,637,047           699,887
     Deferred tax asset                                                               81,729           225,566
     Prepaid expenses and other                                                       36,117            21,550
                                                                                ------------      ------------
               Total current assets                                                3,018,252         3,511,909
                                                                                ------------      ------------

Investment securities                                                                326,667                 0

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
     $3,863,233 on February 28, 1998 and $3,491,120 on November 30, 1998           3,734,904         3,370,457

Coal and gravel properties, net of accumulated depletion and depreciation
     of $8,347,878 on February 28, 1998 and $8,370,393 on November 30, 1998          388,233           365,871

Real estate held for development                                                   2,474,309         2,685,167

Other property and equipment, net of accumulated depreciation
     of $647,603 on February 28, 1998 and $676,477 on November 30, 1998              188,876           190,892

Other assets                                                                       1,272,354         1,154,452
                                                                                ------------      ------------
                                                                                $ 11,403,595      $ 11,278,748
                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $    281,209      $    139,457
     Accrued expenses                                                                 53,687            59,027
     Income tax payable                                                                5,507            95,058
                                                                                ------------      ------------
          Total current liabilities                                                  340,403           293,542


Deferred Federal income taxes                                                        722,299           800,351
                                                                                ------------      ------------
          Total liabilities                                                        1,062,702         1,093,893
                                                                                ------------      ------------

Stockholders' equity:
     Common stock, $.04 par value, 20,000,000 shares authorized,
          10,157,803 shares issued                                                   406,312           406,312
     Additional paid-in capital                                                      805,092           805,092
     Retained earnings                                                            17,599,170        18,198,245
     Unrealized loss on investment securities available for sale,
          net of income taxes                                                       (100,993)          (68,562)
     Less treasury stock, at cost, 5,286,194 shares on February 28, 1998
          and 5,534,799 on November 30, 1998                                      (8,368,688)       (9,156,232)
                                                                                ------------      ------------
               Total stockholders' equity                                         10,340,893        10,184,855
                                                                                ------------      ------------
                                                                                $ 11,403,595      $ 11,278,748
                                                                                ============      ============


The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          3 Months Ended     3 Months Ended     9 Months Ended     9 Months Ended
                                         November 30, 1997  November 30, 1998  November 30, 1997  November 30, 1998
                                         -----------------  -----------------  -----------------  -----------------
Revenues:
   Oil and gas                                $ 1,114,235      $   310,549      $ 3,011,602      $ 1,061,898
   Coal and gravel                                 19,148           30,202           47,937           71,471
   Other                                           10,650           10,650           31,950           31,950
                                              -----------      -----------      -----------      -----------
      Total revenues                            1,144,033          351,401        3,091,489        1,165,319
                                              -----------      -----------      -----------      -----------
Operating expenses:
   Oil and gas                                    667,040          401,775        1,708,607        1,114,513
   Coal and gravel                                 35,629           22,589           91,841           76,411
   Real estate development                          9,653           11,444           66,845           67,585
   General and administrative                     109,264          114,003          344,842          375,075
                                              -----------      -----------      -----------      -----------
      Total operating expenses                    821,586          549,811        2,212,135        1,633,584
                                              -----------      -----------      -----------      -----------
      Income (loss) from operations               322,447         (198,410)         879,354         (468,265)
                                              -----------      -----------      -----------      -----------
Other income (expense):
   Interest and dividend income                    44,283           51,907          144,192          158,752
   Interest expense                                (1,177)               0          (11,359)               0
   Gain on sale of oil and gas properties               0           43,945                0        1,560,908
   Other, net                                         133         (163,506)          37,555         (285,145)
                                              -----------      -----------      -----------      -----------
      Total other income (expense)                 43,239          (67,654)         170,388        1,434,515
                                              -----------      -----------      -----------      -----------

Income (loss) before income taxes                 365,686         (266,064)       1,049,742          966,250
                                              -----------      -----------      -----------      -----------

Income taxes                                      100,059          (51,273)         333,133          367,175
                                              -----------      -----------      -----------      -----------

         Net income (loss)                    $   265,627      $  (214,791)     $   716,609      $   599,075
                                              ===========      ===========      ===========      ===========

Basic and diluted income (loss) per
   common share                               $      0.05      $     (0.05)     $      0.14      $      0.13
                                              ===========      ===========      ===========      ===========

Weighted average shares outstanding             4,939,072        4,660,860        4,973,408        4,770,091
                                              ===========      ===========      ===========      ===========




The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                            For 9 Months        For 9 Months
                                                                                Ended               Ended
                                                                          November 30, 1997   November 30, 1998
                                                                          -----------------   -----------------
Cash flows from operating activities:
   Net income                                                                   $   716,609      $   599,075
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Depletion and depreciation                                                 730,459          505,338
         Abandoned leaseholds                                                       107,055                0
         Accretion on investment securities, net                                    (13,163)          (5,066)
         Gain on sales of oil and gas properties                                       (133)      (1,527,731)
         Gain on sales of other property and equipment                              (30,051)         (33,177)
         Other than temporary loss on investment securities                               0          294,362
         Deferred federal income taxes                                              245,000          (59,777)
         Net changes in assets and liabilities:
            Trade accounts receivable                                               (76,785)         214,390
            Other accounts receivable                                                 7,044                0
            Federal income tax receivable                                           230,602                0
            Prepaid expenses and other current assets                                17,686           14,565
            Accounts payable                                                        121,484         (141,752)
            Accrued expenses                                                        (11,891)           5,340
            Federal income tax payable                                                4,500           89,551
                                                                                -----------      -----------
               Net cash provided by (used in) operating activities                2,048,416          (44,882)
                                                                                -----------      -----------

Cash flows from investing activities:
   Additions to oil and gas properties                                           (1,632,048)      (1,600,351)
   Additions to real estate held for development                                   (187,664)        (222,031)
   Additions to other property and equipment                                           (470)         (30,891)
   (Increase) decrease in other assets                                              (82,471)          50,343
   Proceeds from sale of oil and gas properties                                      11,734        3,049,600
   Proceeds from sale of other property and equipment                                30,051                0
   Proceeds from sale of other assets                                                     0          100,736
   Purchases of investments available for sale                                     (152,156)               0
   Maturities/calls of investments available for sale                               500,000        1,000,959
                                                                                -----------      -----------
               Net cash provided by (used in) investing activities               (1,513,024)       2,348,365
                                                                                -----------      -----------

Cash flows from financing activities:
   Purchases of treasury stock                                                     (458,232)        (787,546)
                                                                                -----------      -----------
               Net cash (used in) financing activities                             (458,232)        (787,546)
                                                                                -----------      -----------

Net increase in cash and cash equivalents                                            77,160        1,515,937

Cash and cash equivalents at beginning of period                                    195,631          877,006
                                                                                -----------      -----------

Cash and cash equivalents at end of period                                      $   272,791      $ 2,392,943
                                                                                ===========      ===========

Supplemental disclosures of cash flow information:
   Interest paid                                                                $    11,359      $         0
   Income taxes paid                                                            $    63,893      $   319,998
   Recognition in Stockholders' Equity of the net unrealized holding gain (loss)
     on available for sale securities of ($154,927), net of tax effect of
     $79,811 during the nine months ended November 30, 1997, and $32,432 net of tax effect of ($6,006) during the nine months ended November 30, 1998.


The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for three and nine-month periods ended November 30, 1997 and 1998 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 28, 1998.

(3) In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 131 established annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.


(4) The "Year 2000" issue is the result of computer programs being written using two digit rather than four to define the applicable year. The Company has been responsible in the stewardship of its computer system through the replacement of its computers, updating of its software and network systems; however, the Company reports to and communicates with other computer systems in the private industry and government reporting agencies. Interdependence between systems and dependence on civilian power systems could possibly result in the failure of one system disrupting the other. The complexity of the Y2K task at hand for civilian and government systems may have an impact on the Company's business operations although the Company has been responsible in the stewardship of its computer system. We believe that our replacements systems are "Year 2000" compliant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

         The Company had a net loss of $214,791 ($.05 per share) in the three months ended November 30, 1998 compared to net income of $265,627 ($.05 per share) during the three months ended November 30, 1997. During the nine-month period ended November 30, 1998, the Company had net income of $599,075 ($.13 per share) compared to net income of $716,609 ($.14 per share) in the 1997 nine-month period. Although the Company again incurred a loss from operations in both 1998 periods, gains realized by the Company on the sale of oil and gas properties, principally its Limestone County, Texas gas property (the "Limestone County property"), resulted in the Company's being profitable in the nine-month period.

         Oil and gas revenues declined approximately $803,700 (72.1%) and $1,949,700 (64.7%) in the three and nine months ended November 30, 1998, respectively. Revenues in both periods continued to be adversely affected by the absence of any production from the Limestone County property, declines in production from the Company's Madison County, Texas oil property (the "Madison County property") and low oil prices. The Limestone County property contributed approximately $190,800 and $534,100 to revenues during the three and nine months ended November 30, 1997, respectively, but none in the 1998 periods. Revenues from the Madison County property decreased approximately $591,700 and $1,340,300 in the three and nine-month 1998 periods, respectively, as the Company produced approximately 19,300 and 41,300 fewer barrels of oil from the property during such periods. The decline in production was primarily due to the decision of the operator of the property to restrict production voluntarily as a result of low oil prices.

         The Company's average oil price received declined in excess of $6.55 per barrel (over 34%) in both 1998 periods. Although the Company's average oil price received during the three months ended November 30, 1998 increased over $1.00 per barrel as compared to that received during the preceding fiscal quarter, it remains uncertain when any significant improvement will occur in such price. The Company's average gas price received fell significantly (approximately $1.06 per MCF) in the three months ended November 30, 1998 but only slightly ($.19 per MCF) in the nine-month 1998 period. During the 1997 three-month period, the

Company's average gas price was aided during two months of such period by the receipt of in excess of $3.50 per MCF for the gas produced from the Madison County property, but no such high-priced gas was sold in the 1998 period.

         In an effort to replace a portion of the gas revenues lost from the sale of the Limestone County property, during the three months ended November 30, 1998 the Company acquired an undivided 25% interest in a 1,245 acre exploratory gas prospect in Panola County of East Texas operated by Barrow Shaver Resources Co., the operator of the Company's Madison County property, and participated in the drilling of an initial well on the prospect. The well was recently completed and, although production from the well has not yet stabilized, it is currently producing approximately 700 MCF of gas per day. Production from the well should benefit revenues during the last fiscal quarter.

         Gravel revenues increased approximately $11,100 (57.7%) and $23,500 (49.1%) in the three and nine months ended November 30, 1998, respectively, due to the higher level of gravel sales from the Company's Colorado property resulting from construction activity in the Durango area. Rentals received by the Company from the property were the same in the 1997 and 1998 periods.

         The expenses of the Company's oil and gas operations declined approximately $265,300 (39.8%) and $594,100 (34.8%) in the three and nine months ended November 30, 1998 as most categories of such expenses were lower in both periods. Depletion and depreciation expense decreased approximately $131,700 and $324,900, production and ad valorem taxes fell a combined approximately $80,900 and $100,100 and lease operating expense declined $37,400 and $33,700 in the respective 1998 periods primarily due to the absence of any such expenses and taxes from the Limestone County property sold effective as of the start of the nine-month period and the effect of lower oil and gas expenses from the remainder of the Company's properties, principally its Madison County property. Geological and geophysical expenses declined approximately $38,800 and $19,800 in the three and nine-month 1998 periods due to the Company's lower level of exploratory activities. Dry hole costs and abandoned leasehold expense increased approximately $15,600 in the three months ended November 30, 1998 due to unsuccessful drilling activity in North Texas, but such expenses declined approximately $123,400 in the nine-month 1998 period. Lease impairment charges increased slightly in both 1998 periods due to the Company's decision to transfer the costs associated with its Utley well in Freestone County, Texas to such category.

         The expenses of the Company's coal and gravel operations declined approximately $13,000 (36.6%) and $15,400 (16.8%) in the three and nine months ended November 30, 1998, respectively, due to declines in most categories of such expenses. The only expense showing an increase during the 1998 periods was depletion and depreciation expense. Real estate development expenses increased slightly in both 1998 periods due to higher depreciation expense on the Company's heavy equipment. The increase in such expenses in the nine-month period was largely offset by significantly lower heavy equipment repair expense as compared to the 1997 period.

         General and administrative expenses increased approximately $4,700 (4.3%) and $30,200 (8.8%) in the three and nine-month 1998 periods as the Company incurred higher payroll, regulatory reporting, general depreciation and miscellaneous expenses in both periods. The nine-month period was also affected by the payment of $12,200 in fees for renewing letters of credit supporting land reclamation bonds required for the Company's coal permit in Colorado. The Company did not incur any comparable expense in the nine-month 1997 period.

         The Company received approximately $2,990,400 in proceeds from the sale of its Limestone County property. The approximate $1,530,800 gain realized on such sale, which is reflected in other income (expense) for the nine months ended November 30, 1998 in the Company's Condensed Statements of Operations, was the principal reason for the Company's profitability in the nine-month 1998 period as the Company incurred an approximate $468,300 loss from operations during such period. Interest and dividend income increased in both 1998 periods primarily due to interest earned on proceeds from the sale of the Limestone County property. The Company did not incur any interest expense in either of the 1998 periods. Other income (expense), net changed from an income item to an expense item in both 1998 periods due to writedowns aggregating approximately $297,400 in the carrying value of the Company's investment in an equity security. The writedowns were made as of May 31, August 31 and November 30, 1998 following further declines in the fair value of the security from February 28, 1998.

         The Company's weighted average shares outstanding declined approximately 4.1% during the nine months ended November 30, 1998 as compared to such shares outstanding at November 30, 1997 due to continuing share purchases made by the Company. Purchases made by the Company in the nine-month 1998 period totaled 248,600 shares, 158,000 of which were made from affiliates. 78,000 of such 158,000 shares were purchased from or for the account of a shareholder owning in excess of 5% of the Company's common stock who is not a member of the Noel Pautsky family. The remaining 90,600 shares purchased by the Company were from unaffiliated shareholders. The Company anticipates that it will purchase a material amount of its shares from the Estate of Noel Pautsky prior to the end of its fiscal year on February 28, 1999.

FINANCIAL CONDITION AND LIQUIDITY

         Notwithstanding the Company's loss from operations during the first nine months of fiscal 1999, such period saw a substantial increase in the Company's cash flows primarily as a result of the sale of the Limestone County property. During the period, the Company's investing activities provided approximately $2,348,400 of funds after the expenditure of approximately $1,822,400 on additions to the Company's oil and gas properties and real estate held for development. The Company's financing activities, which consisted entirely of purchases of the Company's common stock, and its operating activities used approximately $832,400 in funds, resulting in a net increase in the Company's cash and cash equivalents at the end of the period of approximately $1,516,000. At November 30, 1998, the Company had no indebtedness and also held investment securities aggregating $700,000.

         The Company expects its contemplated operations during the remainder of fiscal 1999 and its anticipated purchase of shares of the Company's common stock from the Estate of Noel Pautsky to be a significant net user of cash and plans to fund such operations and purchase from a combination of its existing cash and cash equivalents and sales or maturities of a portion of its investment securities available for sale or margin account borrowings against their value.

                          Part II - Other Information



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - Financial Data Schedule for the nine months ended November 30, 1998 filed as Exhibit 27.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended November 30, 1998.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OAKRIDGE ENERGY, INC.
                                           (Registrant)



DATE:  January 14, 1999                By /s/ Sandra Pautsky
                                          ----------------------------------
                                       Sandra Pautsky, President


                                       By /s/ Carol J. Cooper
                                          ----------------------------------
                                       Carol J. Cooper, Chief Accounting
                                       Officer

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