Form 10KSB
period 1999-02-28
OAKRIDGE ENERGY INC
filed 1999-06-15
CIK 216748

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to        .
                                              -------    -------

                          Commission file number 0-8532

                              OAKRIDGE ENERGY, INC.

                 (Name of small business issuer in its charter)

                 UTAH                                 87-0287176
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

                   4613 JACKSBORO HIGHWAY
                    WICHITA FALLS, TEXAS                    76302
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

         STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR. $1,436,208


         STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NONAFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH COMMON EQUITY, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS.

                          $2,696,962 AS OF JUNE 4, 1999

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

                          4,617,604 AS OF JUNE 10, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE

          Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal Year Ended February 28, 1999 - Part III


         Transitional Small Business Disclosure Format (check one): YES [ ]
         NO [X]

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----

PART I...........................................................       1

ITEM 1.  DESCRIPTION OF BUSINESS.................................       1

         Summary of Developments in Fiscal 1997, 1998
           and 1999..............................................       1
         Oil and Gas Operations..................................       2
         Coal and Gravel Operations..............................       3
         Real Estate Held for Development........................       3
         Competition and Markets.................................       5
         Regulation..............................................       6
         Environmental and Health Controls.......................       7
         Operating Hazards and Uninsured Risks...................       8
         Employees...............................................       8

ITEM 2.  DESCRIPTION OF PROPERTY.................................       8

         Oil and Gas Properties..................................       8
              Reserves...........................................       8
              Production.........................................       9
              Lifting Costs and Average Sales Prices.............       9
              Sales Contracts and Major Customers................      10
              Developed Acreage and Productive Wells.............      10
              Undeveloped Acreage................................      11
              Drilling Activity..................................      11
         Coal and Gravel Properties..............................      12
         Real Estate ............................................      13
         Office Building.........................................      13

ITEM 3.  LEGAL PROCEEDINGS.......................................      13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS......................................      14

PART II..........................................................      14

ITEM 5.  MARKET FOR COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS.......................      14

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................      15

         Results of Operations...................................      15
         Financial Condition and Liquidity.......................      20
         Year 2000 Compliance....................................      20

                                                                      PAGE
                                                                      ----

ITEM 7.  FINANCIAL STATEMENTS....................................      21

         Index to Financial Statements...........................      21
         Independent Auditors' Report............................      22
         Balance Sheets as of February 28, 1999 and 1998.........      23
         Statements of Operations for the years ended
           February 28, 1999 and 1998............................      25
         Statements of Stockholders' Equity for the
           years ended February 28, 1999 and 1998................      26
         Statements of Cash Flows for the years ended
           February 28, 1999 and 1998............................      27
         Notes to Financial Statements...........................      28

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE................      42

PART III.........................................................      42

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT...................................      42

ITEM 10. EXECUTIVE COMPENSATION..................................      42

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.................................      42

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS..........................................      42

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K........................      43
           Exhibits..............................................      43
           Reports on Form 8-K...................................      43

SIGNATURES.......................................................      44

Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. - Description of Business" and "Item 6. - Management's Discussion and Analysis or Plan of Operation" for a description of various factors that could materially affect the ability of the Company to achieve the results described in the forward looking statements.


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

         The Company is a Utah corporation incorporated in 1969. The Company's executive offices are located at 4613 Jacksboro Highway, Wichita Falls, Texas 76302. The Company's telephone number is (940)322-4772.

SUMMARY OF DEVELOPMENTS IN FISCAL 1997, 1998 AND 1999

         In fiscal 1997, the Company developed a substantial portion of the oil and gas reserves it had discovered in the prior fiscal year in Madison and Limestone Counties of East Texas and received a land use permit enabling the Company to commence preliminary site work on the golf course portion of its combined golf course/residential lots development on 2,020 acres of land owned by the Company adjacent to Durango, Colorado. During fiscal 1998, the Company developed most of the remainder of the East Texas reserves, cleared the major brush off the land for the fairways portion of the golf course and secured the water rights and applied for the necessary permits to install an irrigation system for the golf course. In fiscal 1999, the Company completed the sale of its interest in the Limestone County, Texas field in the early part of the year; however, in May 1998 Noel Pautsky, the long-time chief executive officer of the Company, died unexpectedly in Durango, Colorado while on Company business. Mr. Pautsky's death, along with the substantial decline in oil prices that occurred during the remainder of the year, caused the Company to cut back its planned activity level for the year, particularly in Colorado. Nevertheless, the Company did complete the "roughing in" of the last nine holes of the golf course and secured the permits to install the irrigation system, although it elected, for cost considerations, to delay the installation of the irrigation system while it considered other means of securing water for the entire development. See "Oil and Gas Operations" and "Real Estate Held for Development" below and "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

OIL AND GAS OPERATIONS

         During fiscal 1999, the Company's oil and gas operations were primarily conducted in Madison, Freestone, Red River, Panola and Gregg Counties of East Texas and in various areas of North Texas.

         With the death of Noel Pautsky, Sandra Pautsky, the Company's President, and Danny Croker, the Company's Vice President, took over the origination or selection of the exploration and development prospects in which the Company participates. Until recent fiscal years, the Company typically utilized its own funds to acquire oil and gas leases covering the lands comprising the prospects. The leases were obtained directly from landowners as well as from lease brokers and other operators not affiliated with the Company by direct purchase, farmin and option agreements. The Company then conducted any additional geological and/or geophysical operations considered appropriate. To share costs, the Company usually sold interests in the prospects to a limited number of industry participants and private investors.

         In fiscal 1997 through 1999, however, to broaden its exploratory activity exposure, the Company purchased interests of varying size in a number of exploration prospects which were originated by others (i.e., independent geologists or other independent oil and gas companies). These prospects covered lands in the States of Texas, Nevada, Mississippi, New Mexico and Kansas. In most cases, the originator of the prospect had already assembled the leases and performed most, if not all, of the necessary geological and/or geophysical work before the interest in the prospects were offered for sale to the Company. Under such circumstances, the Company typically paid a percentage of the initial prospect costs greater than the percentage of ownership interest in the prospect which the Company acquired.

         In June 1998, the Company completed the sale to Mitchell Energy Corporation of all of the Company's interest in its Limestone County, Texas gas property effective as of March 1, 1998 for approximately $3,100,000. The property contributed approximately $700,000 to the Company's revenues during fiscal 1998 and constituted approximately 65% of the Company's gas production in that year. The Company applied a portion of the funds received from the sale into its oil and gas operations and its golf course/real estate development in Colorado and invested the remainder of the proceeds temporarily, pending future use in such operations. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

COAL AND GRAVEL OPERATIONS

         The Company's principal coal and only gravel property is the Carbon Junction mine located on a portion of the 2,020 acres of land owned by the Company in fee in La Plata County, Colorado. The Company holds a coal mine permit on 236.9 acres of the property. During fiscal 1998, the Company's gravel mining permit on approximately 33 acres of the property was transferred to its lessee, Durango Construction, Inc. ("Durango Construction"). See "Item 2 - Description of Property - Coal and Gravel Properties." After the Company obtained an updated appraisal of the coal deposits on the property at the end of fiscal 1994 which concluded that the deposits had no value, the Company has limited its operations at the Carbon Junction mine since then to maintenance and regulatory compliance activities, and it will continue to do so in the future until the coal market improves substantially. The Company continues to have posted with the State of Colorado a reclamation performance bond in the amount of $816,526 for its Carbon Junction coal operations. The Company renewed its coal mine permit in July 1998.

         The Company received approximately $81,300 in royalty payments and rentals during fiscal 1999 from its gravel contract and surface lease entered into during 1993 with Durango Construction pursuant to which such company is mining sand, gravel and rock products from the gravel permit area. The contract and lease have remaining terms of approximately three years, and the terms may be extended under certain conditions. The right obtained by the Company from Durango Construction in the contract and lease to purchase gravel, asphalt and cement at an attractive price should be beneficial to the Company's golf course site work as well as the development of the real estate infrastructure in fiscal 2000.

REAL ESTATE HELD FOR DEVELOPMENT

         In fiscal 1999, the Company continued with the preliminary site work on the golf course portion of its golf course/residential lots development which is located on approximately 300 acres of the 2,020 acres of land owned by the Company in La Plata County, Colorado. The land is located adjacent to Durango, Colorado along the two principal highways leading into Durango from the south. The entrance to the land is located approximately 2.5 miles southeast of the City. The land is not currently in the City limits of Durango but possibly could be annexed in the future.

         In fiscal 1996 and 1997, the Company had initiated the design of the golf course and obtained a land use permit from La Plata County allowing it to commence preliminary site work on the golf course, which covers approximately 170 of the 300-acre proposed development. The Company also repaired the heavy earth-moving equipment which it had originally acquired for its coal operations so that it could be used to perform as much of the golf course work as possible. During fiscal 1998, the Company commenced and completed clearing the major brush off the land and commenced leveling the land for the golf course fairways. The Company also secured the necessary rights to use water from the nearby Animas River for an irrigation system which it contemplated installing for the golf course and purchased an additional 10 acres of land adjacent to the Animas River as a site for the construction of a station to pump the water from the Animas River through a line to the proposed system. In fiscal 1999, the Company completed the "roughing in" of the last nine holes of the golf course and obtained the permits from the various federal agencies to construct the pumping station and waterline for the irrigation system. The Company had hoped to commence construction of the station, line and system in the fall of 1998; however, after obtaining an $800,000 cost estimate for laying only the water line to the golf course water storage site and an estimated annual operating cost of $36,000 to pump the water to the storage site, it elected to delay the commencement of the construction until other alternatives for acquiring water for the entire development could be fully evaluated. The Company anticipates completing this evaluation process in fiscal 2000.

         The Company had expected to complete its master plan during fiscal 1999 but Mr. Pautsky's death prevented it from doing any significant work on it. The selection of a consultant to assist the Company in preparing the master plan and the completion of such master plan with a definitive cost estimate will be the primary objective for the Company with respect to the development in fiscal 2000. Considerations involved in developing the master plan include whether a contemplated additional water reservoir to be constructed by the City of Durango will be located on a portion of the Company's land and whether the City will proceed with its planning staff's desire to construct a collector or arterial road through the Company's land, which has the potential to direct significant traffic through the golf course.

         Further work on the residential lots portion of the development will require the Company to obtain a revised land use permit and master plan approval by La Plata County or annexation of the Company's land by the City of Durango and approval by it. The time period to obtain approval is unknown but could be lengthy. Any annexation of the land by the City could further extend the time for approval.

         It should continue to be emphasized that, although the Company believes that it has a good working relationship with the City and County governments, no assurances can be given that a revised permit allowing work beyond the preliminary site work for the golf course and master plan approval can be obtained within satisfactory time frames and without burdensome conditions attached.

COMPETITION AND MARKETS

         COMPETITION: A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company. Competition for desirable leases and suitable prospects for oil and gas drilling operations is intense, and in the past the Company has experienced significant competition in obtaining the services of drilling contractors and in purchasing tubular goods and other materials necessary to drill and complete wells. In fiscal 1999, the Company did not experience any difficulty in obtaining services and materials because the significant product price decreases which occurred in the industry caused demand for such services and materials to fall drastically.

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

         During the fourth quarter of fiscal 1998, oil prices began a downward trend that continued throughout fiscal 1999. Consequently, the Company's average oil price received during fiscal 1999 declined $6.44 per barrel (approximately 35.2%) from that price received in fiscal 1998, and this decline had a material adverse effect on the Company's revenues in fiscal 1999 and the amount of its estimated year end proven oil reserves. Although current oil prices being received by the Company have risen to an approximate $16.00 level, a return to the oil price environment experienced by the Company in fiscal 1999 would have a further adverse effect on the Company's revenues and operating cash flow and could result in additional decreases in the carrying value of the Company's oil and gas properties.

         The Company's average gas price received also fell $.28 per MCF (approximately 12.3%) during fiscal 1999 from $2.30 per MCF to $2.02 per MCF. While certain of the Company's gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 28, 1999. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

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

EMPLOYEES

         As of June 10, 1999, the Company had five full-time employees and one part-time employee. Two of the employees and the part-time employee were located at the Company's executive offices, two were located at the Company's coal, gravel and real estate development operations office in Durango, Colorado and one was a field employee located in North Texas. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

     (a) OIL AND GAS PROPERTIES.

RESERVES

         Reference is made to "Supplemental Oil and Gas Data (Unaudited)" included in the Notes to Financial Statements for additional information concerning: (i) certain cost and revenue information pertaining to the Company's oil and gas producing activities; (ii) estimates of the Company's oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company's oil and gas reserves and the changes in such standardized measure. The engineering report with respect to the Company's proved oil and gas reserves as of February 28, 1999 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas ("Stephens Engineering"). At such date, all of the Company's oil and gas reserves were located in the United States and in the States of Texas, Mississippi, Colorado and New Mexico. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

         No reserve reports pertaining to the Company's proved net oil or gas reserves were filed with any Federal governmental authority or agency during the fiscal year ended February 28, 1999, and no major discovery is believed to have caused a significant change in the Company's estimates of proved reserves since that date.

         The following table reflects Stephens Engineering's estimate of those quantities of oil and gas which can be produced from the Company's proved developed reserves as of February 28, 1999 during the fiscal year ending February 29, 2000, using equipment installed and under economic and operating conditions existing at February 28, 1999:

                     Oil (Bbls.)..............   57,018
                     Gas (MCF)................  105,369

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

PRODUCTION

         The following table shows for each of the three fiscal years ended February 28, 1999 the total production attributable to the Company's oil and gas interests:

FISCAL YEAR ENDED                    OIL                              GAS
   FEBRUARY 28                     (BBLS.)                           (MCF)
-----------------                  -------                          -------

1999.............                   87,345                          133,478
1998.............                  147,911                          437,064
1997.............                   64,868                          389,756

LIFTING COSTS AND AVERAGE SALES PRICES

         The Company's production (lifting) costs and average sales prices received during each of the three fiscal years ended February 28, 1999 were as shown in the following table:

                                                FISCAL YEAR
                                             ENDED FEBRUARY 28
                                       -----------------------------
                                         1999       1998       1997
                                       -------    -------    -------
    Lifting Costs
    -------------

    Per Equivalent Unit (Bbls.)...     $  5.27    $  3.36    $  3.03


    Average Sales Prices
    --------------------

    Oil (per Bbl.)................       11.83      18.28      22.62

    Gas (per MCF).................        2.02       2.30       2.52

SALES CONTRACTS AND MAJOR CUSTOMERS

         The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company's producing properties are located. During the fiscal year ended February 28, 1999, approximately 89% of the Company's oil sales were made to Plains Marketing & Transportation. During fiscal 1999, approximately 73% of the Company's gas sales were made on the spot market to Enserch Energy Services, Inc.

         Substantially all of the Company's oil sales to Plains Marketing & Transportation and its gas sales to Enserch Energy Services, Inc. were from the Company's Madison County, Texas property.

         In the opinion of management, the termination of any of the Company's sales contracts would not adversely affect the Company's ability to sell its oil and gas production at comparable prices.

DEVELOPED ACREAGE AND PRODUCTIVE WELLS

         As of February 28, 1999, the Company owned working and overriding royalty interests in 9,593 gross (2,736 net) acres of developed oil and gas leases and 81 gross (27.01 net) productive oil and gas wells.

         The following table summarizes the Company's developed acreage and productive wells as of February 28, 1999:

                        Developed Acreage(1)          Productive Wells(1)(3)
                   -----------------------------   -----------------------------
                      Gross(2)         Net(2)         Gross(2)         Net(2)
                   -------------   -------------   -------------   -------------
                    Oil     Gas     Oil     Gas     Oil     Gas     Oil     Gas
                   -----   -----   -----   -----   -----   -----   -----   -----

Texas:
  Madison Co...... 4,675      --   1,169      --      30      --    7.50      --
  All Other Cos... 2,523   1,793   1,321     150      37      11   18.30     .89
Mississippi.......    40      --       1      --       1      --     .01      --
Colorado..........    --     242      --       4      --       1      --     .02
New Mexico........    --     320      --      91      --       1      --     .29
                   -----   -----   -----   -----   -----   -----   -----   -----
         Total.... 7,238   2,355   2,491     245      68      13   25.81    1.20
                   =====   =====   =====   =====   =====   =====   =====   =====

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

(3)  Includes 14 gross (5.10 net) shut-in wells.


UNDEVELOPED ACREAGE

         The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 28, 1999:

    STATE                          GROSS ACRES     NET ACRES
    -----                          -----------     ---------

    Texas.......................        25,951         7,862
    Arkansas....................         2,428         1,214
    Kansas......................         1,280           256
                                   -----------     ---------

                     Total......        29,659         9,332
                                   ===========     =========

         All of the Company's undeveloped leases in the State of Arkansas cover lands located in Miller County, and all of such leases in the State of Kansas pertain to lands located in Greeley County. In the absence of drilling activity which establishes commercial reserves sufficient to justify retention, the Company's leases on approximately 68% of its net acres will expire in fiscal 2000, approximately 6% will expire in fiscal 2001, 1% will expire in fiscal 2002, 4% will expire in fiscal 2003 and less than 1% will expire in fiscal 2004. The remaining approximate 21% of the Company's undeveloped acreage, which includes all of such acreage in the State of Arkansas and a portion of such acreage in Gregg County, Texas, is currently held in force by production from shallow depth horizons in which the Company has no ownership interest.

DRILLING ACTIVITY

         The following table sets forth the results of the Company's drilling activity for each of the three fiscal years ended February 28, 1999:

   Fiscal Year                        Exploratory Wells
                     ----------------------------------------------------
      Ended                   Gross                        Net
                     ------------------------   -------------------------
   February 28       Productive  Dry    Total   Productive  Dry     Total
-----------------    ----------  ----   -----   ----------  ----    -----

1997...........          3         3       6        .50      .68     1.18
1998...........          3         2       5        .38      .45      .83
1999...........          2         6       8        .29     1.20     1.49
                     ----------  ----   -----   ----------  ----    -----

     Total.....          8        11      19       1.17     2.33     3.50
                     ==========  ====   =====   ==========  ====    =====


   Fiscal Year                        Development Wells
                     ----------------------------------------------------
      Ended                   Gross                        Net
                     ------------------------   -------------------------
   February 28       Productive  Dry    Total   Productive  Dry     Total
-----------------    ----------  ----   -----   ----------  ----    -----

1997...........         20        --      20       3.47       --     3.47
1998...........         15         1      16       2.94      .25     3.19
1999...........          4        --       4       1.00       --     1.00
                     ----------  ----   -----   ----------  ----    -----

     Total.....         39         1      40       7.41      .25     7.66
                     ==========  ====   =====   ==========  ====    =====


As of February 28, 1999, the Company was not in the process of drilling any exploratory or development wells.

     (b) COAL AND GRAVEL PROPERTIES.

         As of February 28, 1999, the Company held 3,156 (1,787 net) acres of coal leases as described in the following table:

                                  GROSS ACRES          NET ACRES
                                  -----------          ---------
Colorado:
  La Plata Co.(1)............           1,825                456
  Routt Co.(2)...............           1,331              1,331
                                  -----------          ---------
          Total..............           3,156              1,787
                                  ===========          =========

------------

(1) The leases were acquired in October 1990 and have a remaining primary term of approximately 16 years. No annual delay rentals or advance minimum royalties are required. See discussion following this table.

(2) The lease was acquired in January 1991 and has a remaining primary term of approximately two years with annual delay rentals of $1 per acre and advance minimum royalties of $10 per acre.

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

         In 1991, the Company purchased the surface estate, a 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of 200 additional acres in La Plata County adjacent to the 1,825 acre tract. The Company has not yet leased the remaining 25% interest in the coal. By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described 1,825 acre and 200 acre tracts. The Company has no current plans to attempt to operate the Carbon Junction coal mine.

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

     (c) REAL ESTATE.

         The surface of the land in La Plata County, Colorado described in "Coal and Gravel Properties" above is held for development by the Company. Approximately 300 acres of such land is the subject of a golf course/residential lots development by the Company. During fiscal 1998, the Company purchased an additional 10 acres of land for use in the development but donated approximately 15 acres of land to La Plata County for use as trails, thereby reducing the total acreage in the development to 2,020 acres. See "Item 1. - Description of Business - Real Estate Held for Development."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended February 28, 1999 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock, $.04 par value, is traded in the over-the-counter market. The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 28, 1999 by quarters. Such quotations were furnished to the Company by the National Quotation Bureau, LLC and were supplied by The National Association of Securities Dealers ("NASD") through the NASD OTC Bulletin Board, the NASD's automated system for reporting NON-NASDAQ quotes and the National Quotation Bureau's Pink Sheets. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

PERIOD                                          HIGH              LOW
------                                          ----              ---

Fiscal Year Ended February 28,
  1998:
     Quarter Ended May 31, 1997                $ 2.50            $ 2.00
     Quarter Ended August 31, 1997               2.75              2.50
     Quarter Ended November 30, 1997             2.88              2.13
     Quarter Ended February 28, 1998             2.88              2.75

Fiscal Year Ended February 28,
  1999:
     Quarter Ended May 31, 1998                $ 2.88            $ 2.75
     Quarter Ended August 31, 1998               2.88              2.88
     Quarter Ended November 30, 1998             2.88              2.50
     Quarter Ended February 28, 1999             2.50              2.13

         As of May 21, 1999, the approximate number of holders of record of the common stock of the Company was 503.

         The Company did not pay any dividends during the two fiscal years ended February 28, 1999. There are currently no restrictions upon the Company's ability to pay dividends; however, the Company does not anticipate paying any dividends in fiscal 1999.

         The Company did not make any sales of equity securities during the two fiscal years ended February 28, 1999.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7.

RESULTS OF OPERATIONS

         During the fiscal year ended February 28, 1999, the Company incurred a net loss of $525 ($.00 per share) compared to net income of $410,791 ($.08 per share) during the fiscal year ended February 28, 1998. The net loss was primarily the result of substantially lower oil and gas revenues. Absent the significant gain the Company recognized on the sale of its Limestone County, Texas property in the first quarter of the fiscal year, the Company would have incurred a much greater net loss for the 1999 fiscal year as the Company totaled an approximate $1,547,000 loss from operations.

         Oil and gas revenues decreased approximately $2,486,100 (64.7%) in fiscal 1999 due to the following reasons:

         o A substantial decrease in oil and associated gas production from the Company's principal property in Madison County, Texas.

         o The absence of any revenues from the Company's Limestone County, Texas property sold as of the first of the fiscal year.

         o A sharp drop in the average oil and gas prices received by the Company during the year.

         Production from the Company's Madison County, Texas property peaked in fiscal 1998 and started an expected decline in fiscal 1999 despite the addition of three gross (.75 net) new wells during the year which completed the development of the field. As the decline began, some of the wells discontinued natural flow and were placed on pumps to lift the product automatically to the surface. At year end, 10 wells had been placed on the pump at an average net cost to the Company of $15,700 per well. During portions of fiscal 1999, the operator of the property also restricted production somewhat due to the low price of oil. Sales from the Company's interest in the property during fiscal 1999 totaled 77,860 barrels of oil and 78,969 MCF of gas, down approximately 56,000 barrels (41.8%) and 59,500 MCF (43.0%) from the fiscal 1998 totals. The production drops, coupled with over

35% and 12% declines in the average oil and gas prices received, respectively, from the property resulted in a decrease in total revenues from the property of approximately $1,719,500 during fiscal 1999. The Company's interest in the Limestone County, Texas property contributed approximately $700,000 to oil and gas revenues in fiscal 1998 but none in fiscal 1999.

         During fiscal 1999, worldwide crude oil supply continued to exceed demand, resulting in a decrease in worldwide crude oil prices to their lowest level in at least 40 years, adjusted for inflation. Consequently, the Company's average oil price received in fiscal 1999 declined approximately $6.44 per barrel (35.2%) to $11.83 per barrel. This decline followed a $4.34 per barrel decrease in such price suffered in fiscal 1998. Cumulatively, the Company's average oil price received has fallen almost 50% since its recent peak in fiscal 1997. The decrease in the Company's average gas price received in fiscal 1999 was not quite as severe as it fell from $2.30 per MCF to $2.02 per MCF, an approximate 12.3% decline. Overall, price declines negatively impacted oil and gas revenues by approximately $603,000 in fiscal 1999.

         The lower prices also had an adverse effect on the Company's proven oil and gas reserves and the present worth of the future net revenues from such reserves, as estimated by the Company's independent petroleum engineers at fiscal 1999 year end. See "Supplemental Oil and Gas Data (Unaudited)" included in the Notes to Financial Statements. Under the Securities and Exchange Commission's required method of estimating proven reserves, the product prices actually being received at year end must be used, without escalations (other than those established by contract), in all calculations made over the life of the reserves. The oil prices being received by the Company at February 28, 1999 were at their lowest point of the year. As a result, certain of the Company's properties, particularly certain of those located in the North Texas area, were non-commercial at year end prices, and some potential drilling locations which contained commercial reserves at February 28, 1998 did not have sufficient reserves to be commercial at February 28, 1999. Other wells which the report indicated would need to be placed on the pump to obtain the maximum reserves did not have sufficient reserves using the February 28, 1999 prices to support the cost of the pumping equipment and installation. In these cases, the cash flow estimated by the report had to be stopped when the wells were estimated to quit flowing.

         Given the "worst case" reserve scenario reflected by the February 28, 1999 product prices, the management of the Company requested the independent petroleum engineers also to prepare reserve estimates using the same gas prices but a $16.00 per barrel oil price, which happens to be a price close to what the Company is currently receiving for its oil sales. The following table compares the Company's estimated proved developed producing oil and gas reserves, the future net revenues from such reserves and the present value of such revenues using actual product prices being received at February 28, 1999 and those obtained using a $16.00 per barrel oil price and the same gas price:

                        Based Upon          Based Upon
                       Actual Prices         $16/Bbl.
                            at                 Oil           Percentage
                     February 28, 1999        Price          Difference
                     -----------------     -----------       ----------

Oil (Bbls.)                 295,096            370,498        +  25.6%
Gas (MCF)                   453,155            544,333        +  20.1%
Future Net
  Revenues               $1,588,211         $3,640,454        + 129.2%
Present Value
  of Future Net
  Revenues               $1,180,350         $2,532,260        + 114.5%

         The foregoing table does not include information pertaining to the Company's proven undeveloped oil reserves. The $16.00 per barrel oil price does not increase the amount of proven undeveloped oil reserves although it does positively effect the future net revenues from such reserves and the present value of such revenues.

         The table is presented to give shareholders a better understanding of the effect that the particular date used in estimating and valuing reserves has when oil prices have a wide swing during the fiscal year. The Company can give no assurances that either one of the pricing methods used in the table will be comparable to the actual product prices received by the Company over the life of its proven reserves.

         The Company has two sources of gravel revenues. One is from the Company's surface lease with Durango Construction which permits such company to mine the Company's gravel reserves, and the other is the royalty the Company receives from Durango Construction's gravel sales. Revenues from the Company's gravel operations increased approximately $22,900 (39.1%) in fiscal 1999 as the Company's royalty income rose due to the higher level of gravel sales made by Durango Construction from the Company's property during the year. Rentals received by the Company from the surface lease were the same in both fiscal years. The Company had no coal revenues in either fiscal year.

         The expenses of the Company's oil and gas operations declined approximately $95,400 (3.9%) in fiscal 1999 as all categories of such expenses decreased with the exception of lease impairment charges. Depletion and depreciation expense declined approximately $38,600 (3.2%) due to the absence of any expense from the Limestone County, Texas property and the lower level of oil and gas production during the year. The magnitude of the decline was substantially offset by a significant increase in the per barrel amortization rate resulting from the Company's lower oil reserves at year end, particularly with respect to the Company's Madison County and Red River County properties in Texas. Lease operating expense fell approximately $165,900 (21.2%) in fiscal 1999. Production and ad valorem taxes, which are included in this category, dropped collectively approximately $123,500 due to the absence of any production from the Limestone County, Texas property, lower production levels from the Madison County, Texas property and in the North Texas area and decreased valuations resulting from lower oil prices. The remainder of lease operating expense decreased approximately $42,400 due to the absence of any expense from the Limestone County, Texas property and lower expense from the New Mexico area. These decreases were partially offset by a significant increase in lease operating expense from the Madison County, Texas property. The latter resulted from an increase in the number of wells being operated in the field, more wells being in operation for the full year compared to fiscal 1998 and greater per well expense being incurred as the field matured.

         Lease impairment expense increased approximately $176,600 in fiscal 1999 due to charges associated with a recently completed exploratory well in Panola County, Texas and three wells on the Freestone County, Texas property where reserves did not fully support the expenses incurred. Exploration expense (i.e., geological and geophysical expense and dry hole expense) fell approximately $67,500 (16.7%) in fiscal 1999. Geological and geophysical expense decreased approximately $19,500 (42.5%) in fiscal 1999 due to the Company's cut back in exploration activity during the year. Dry hole expense, including abandoned leasehold expense, declined approximately $48,000 (13.4%) in fiscal 1999 due to an approximate $67,400 decrease in abandoned leasehold expense during the year. In fiscal 1998, the Company dropped leases on two prospects in New Mexico and Kansas. In fiscal 1999, the Company condemned leases on only one prospect in the North Texas area, and the costs of such prospect were not as substantial as those for the prior year's prospects. Dry hole expense, exclusive of abandoned leasehold expense, increased approximately $19,400 (7.7%) in fiscal 1999 due to expense of unsuccessful completions in two formations of an exploratory well drilled in Gregg County, Texas.

         The expenses of the Company's coal and gravel operations were lower by approximately $24,200 (18.0%) in fiscal 1999 as virtually all categories of operating expense declined. An increase in depletion expense resulting from the higher level of gravel sales from the Company's property partially offset the operating expense decline. Real estate development expense decreased approximately $16,800 (17.8%) in fiscal 1999, generally reflecting a lower level of activity with respect to work on the golf course in the latter part of the year as the Company considered alternative water sources for the development as a whole before proceeding with construction of an irrigation system for the course.

         General and administrative expense declined approximately $18,800 (3.8%) in fiscal 1999. In fiscal 1998, the Company incurred $17,750 in bad-debt expense and a charge of $49,700 for the value of approximately 15 acres of the Company's land which it donated to La Plata County, Colorado for use as trails. There were no comparable expenses in fiscal 1999, but higher payroll, general depreciation, auditing and governmental reporting expenses and fees of approximately $12,200 paid by the Company to renew the letters of credit supporting land reclamation bonds required for the Company's coal permit in Colorado partially offset the amount of the resulting decline.

         Other income (expense) changed from an approximate $59,600 expense item in fiscal 1998 to an approximate $1,397,800 income item in fiscal 1999, a positive swing of approximately $1,457,400 which was responsible for keeping the Company's net loss for the year to a minimal level. The principal reason for the swing was an approximate $1,552,900 gain realized by the Company from the sale of its Limestone County, Texas property during the first quarter of the year. This category was adversely effected, however, by writedowns in fiscal 1999 totaling approximately $297,500 in the carrying value of the Company's investment in an equity security, which were made at various intervals during the year following declines in the fair value of the security that were considered to be other than temporary. The writedowns incurred in fiscal 1999 were an increase of approximately $35,400 from those incurred in 1998. Interest income and other, net income (expense) decreased approximately $58,800 (29.0%) in fiscal 1999. In fiscal 1998, the Company recorded an approximate $81,700 gain on the sale of other assets. There was no comparable other income item in fiscal 1999. Interest income alone increased approximately $15,500 (8.3%) in fiscal 1999 due to interest earned on the approximate $2,990,400 in net proceeds from the sale of the Limestone County, Texas property. The Company did not incur any interest expense in fiscal 1999, as compared to approximately $11,400 in such expense recorded in fiscal 1998.

         The Company's provision for income taxes changed from an expense item in fiscal 1998 to a benefit item in fiscal 1999 due to the pre-tax loss incurred for the year. The amount of the benefit in fiscal 1999 was greater than what would be normally expected from the Company's loss level due to the effect of statutory depletion and a revision of a prior year's estimated tax provision.

         The Company's weighted average shares outstanding declined approximately 4.5% during the fiscal year ended February 28, 1999 as compared to such shares outstanding at year end 1998. Purchases made by the Company in fiscal 1999 totaled 254,000 shares, 158,000 of which were made from affiliates. 60,000 of the shares purchased from affiliates were from the Noel Pautsky Estate, 20,000 of such shares were from the Company's President and 78,000 of such shares were from or for the account of a shareholder owning in excess of 5% of the Company's outstanding common stock who is not a member of the Noel Pautsky family. The Company may purchase a non-material amount of its shares from the Estate of Noel Pautsky prior to such Estate's filing its federal estate tax return in August 1999.

FINANCIAL CONDITION AND LIQUIDITY

         During fiscal 1999, the Company's investing activities funded its operating and financing activities, resulting in an approximate $1,737,500 increase in cash and cash equivalents at February 28, 1999. Investing activities provided approximately $2,696,800 in funds during the year as proceeds from sales of oil and gas properties, principally the Limestone County, Texas property, and proceeds from sales and redemptions of investment securities totaled approximately $4,307,100 and more than offset additions to oil and gas properties and real estate held for development aggregating approximately $1,755,400. The Company's operating activities and financing activities (entirely purchases of shares of the Company's stock) used approximately $155,000 and $804,300, respectively. At February 28, 1999, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $3,039,900.

         Assuming that oil and gas prices hold at roughly the current levels throughout the remainder of fiscal 2000, the Company expects to fund its contemplated operations during the year and any purchases of the Company's stock that it makes from its cash and cash equivalents, sales or maturities of all or a portion of its investment securities available for sale and the anticipated cash flow from its oil and gas properties. If oil and gas prices fall substantially below current levels, the Company will likely take a more limited approach in its expenditures for real estate development or the drilling of new exploratory oil and gas wells.

YEAR 2000 COMPLIANCE

         The Company has prepared for the year 2000 through the replacement of its computers and the updating of its software and network systems at a cost of approximately $21,000; it does not anticipate incurring any additional significant costs. Both the software manufacturer and the Company have tested the Company's oil and gas operations software, and the Company has also tested its spreadsheet and word processing software. All software worked properly for the year 2000. The oil and gas operator who is responsible for the distribution of most of the Company's revenues and to whom the Company pays many expense items has been contacted, and it has provided documentation to the Company indicating that it is in year 2000 compliance and that it has contacted its major purchasers and is waiting upon their confirmations of compliance.

         The Company reports to and communicates with other computer systems in private industry and with government agencies, however, and an interdependence between systems and dependence on civilian power systems could result in the failure of one system disrupting the others. The Company considers the greatest possible impact on it would be if there was a lack of power.

         The Company believes that the risks to it from the year 2000 problem are minimal because of its small size and the precautions that it has taken already and will take prior to January 1, 2000. In the event of a power failure, timing would be the major effect of waiting for power to be restored. To guard against a power failure, the Company intends to print out all ledgers in order to have hard copy of accounting information. The Company can operate without the benefit of its in-house computers and, if necessary, can maintain cash funds sufficient in size to function for an extended length of time without outside sources.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----

Independent Auditors' Report                                            22

Balance Sheets as of February 28, 1999 and 1998                         23

Statements of Operations for the years ended
  February 28, 1999 and 1998                                            25

Statements of Stockholders' Equity for the
  years ended February 28, 1999 and 1998                                26

Statements of Cash Flows for the years ended
  February 28, 1999 and 1998                                            27

Notes to Financial Statements                                           28

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Oakridge Energy, Inc.:


We have audited the accompanying balance sheets of Oakridge Energy, Inc. (the Company) as of February 28, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 28, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                KPMG LLP



Dallas, Texas
May 7, 1999

                              OAKRIDGE ENERGY, INC.

                                 Balance Sheets

                           February 28, 1999 and 1998


                      ASSETS                                  1999          1998
                                                          ------------   ----------
Current assets:
  Cash and cash equivalents                               $  2,614,499      877,006
  Trade accounts receivable                                    139,556      386,353
  Investment securities available for sale (note 2)            425,350    1,637,047
  Deferred income taxes (note 3)                               303,784       81,729
  Prepaid expenses and other                                    74,372       36,117
                                                          ------------   ----------
          Total current assets                               3,557,561    3,018,252
                                                          ------------   ----------

Investment securities available for sale (note 2)                   --      326,667

Oil and gas properties, at cost, using the successful
  efforts method of accounting:
    Proved developed properties                              6,453,058    7,336,399
    Accumulated depletion and depreciation                  (4,447,294)  (3,863,223)
                                                          ------------   ----------
                                                             2,005,764    3,473,176
    Unproved properties                                        277,927      261,728
                                                          ------------   ----------
          Net oil and gas properties                         2,283,691    3,734,904
                                                          ------------   ----------
Coal and gravel properties, at cost:
  Undeveloped properties                                     6,063,374    6,062,042
  Mining and service equipment                               2,674,222    2,674,069
                                                          ------------   ----------
                                                             8,737,596    8,736,111
  Accumulated depletion and depreciation                    (8,384,397)  (8,347,878)
                                                          ------------   ----------
          Net coal and gravel properties                       353,199      388,233
                                                          ------------   ----------
Other property and equipment, net of accumulated
  depreciation of $686,404 in 1999 and $647,603 in 1998        183,260      188,876

Real estate held for development                             2,704,381    2,474,309

Other noncurrent assets (note 6)                             1,082,826    1,272,354
                                                          ------------   ----------
                                                          $ 10,164,918   11,403,595
                                                          ============   ==========

                              OAKRIDGE ENERGY, INC.

           LIABILITIES AND STOCKHOLDERS' EQUITY               1999          1998
                                                          ------------   ----------
Current liabilities:
  Accounts payable                                        $    106,380      281,209
  Accrued expenses                                              80,243       59,194
                                                          ------------   ----------
          Total current liabilities                            186,623      340,403

Deferred income taxes (note 3)                                 464,917      722,299
                                                          ------------   ----------
          Total liabilities                                    651,540    1,062,702
                                                          ------------   ----------
Stockholders' equity:
  Common stock, $.04 par value, 20,000,000
     shares authorized, 10,157,803 shares issued               406,312      406,312
  Additional paid-in capital                                   805,092      805,092
  Retained earnings                                         17,598,645   17,599,170
  Accumulated other comprehensive loss -
     unrealized loss on investment securities,
     net of income taxes                                      (123,700)    (100,993)
                                                          ------------   ----------
                                                            18,686,349   18,709,581
  Less treasury stock, at cost; 5,540,199 shares
     in 1999 and 5,286,194 shares in 1998 (note 5)          (9,172,971)  (8,368,688)
                                                          ------------   ----------
          Total stockholders' equity                         9,513,378   10,340,893

Commitments and contingencies (note 6)
                                                          ------------   ----------
                                                          $ 10,164,918   11,403,595
                                                          ============   ==========



See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                            Statements of Operations

                 For the years ended February 28, 1999 and 1998


                                                              1999          1998
                                                          ------------   ----------
Revenues:
  Oil and gas                                             $  1,354,859    3,840,993
  Gravel                                                        81,349       58,497
                                                          ------------   ----------
          Total revenues                                     1,436,208    3,899,490
                                                          ------------   ----------
Operating expenses:
  Oil and gas:
     Depletion and depreciation                              1,155,584    1,194,220
     Lease operating                                           616,005      781,874
     Lease impairment (note 1(h))                              212,113       35,500
     Exploration costs                                         336,250      403,753
                                                          ------------   ----------
                                                             2,319,952    2,415,347

  Coal and gravel                                              110,377      134,586
  Real estate                                                   77,677       94,492
  General and administrative                                   475,233      494,023
                                                          ------------   ----------
          Total operating expenses                           2,983,239    3,138,448
                                                          ------------   ----------
          Income (loss) from operations                     (1,547,031)     761,042
                                                          ------------   ----------
Other income (expense):
  Interest income and other, net                               143,681      202,465
  Gain on sales of oil and gas properties                    1,551,560           --
  Writedown of investment securities (note 2)                 (297,470)    (262,087)
                                                          ------------   ----------
          Total other income (expense)                       1,397,771      (59,622)
                                                          ------------   ----------
          Income (loss) before income taxes                   (149,260)     701,420

Income tax expense (benefit) (note 3)                         (148,735)     290,629
                                                          ------------   ----------
          Net income (loss)                               $       (525)     410,791
                                                          ============   ==========
Basic and diluted earnings per common share               $         --         0.08
                                                          ============   ==========
Weighted average shares outstanding                          4,732,891    4,957,329
                                                          ============   ==========



See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                       Statements of Stockholders' Equity

                 For the years ended February 28, 1999 and 1998


                                                                         ACCUMULATED
                                              ADDITIONAL                   OTHER
                                    COMMON     PAID-IN     RETAINED     COMPREHENSIVE    TREASURY                   COMPREHENSIVE
                                    STOCK      CAPITAL     EARNINGS         LOSS          STOCK         TOTAL       INCOME (LOSS)
                                  ---------   ----------  ----------    -------------   ----------    ----------    -------------
Balance, February 28, 1997        $ 406,312      805,092  17,188,379          (86,002)  (7,730,557)   10,583,224

Purchases of treasury stock
  (note 5)                               --           --          --               --     (638,131)     (638,131)

Net income                               --           --     410,791               --           --       410,791          410,791

Change in unrealized losses
  on investment securities,
  net of income taxes
  (note 2)                               --           --          --          (14,991)          --       (14,991)         (14,991)
                                  ---------   ----------  ----------    -------------   ----------    ----------    -------------
Comprehensive income for
  year                                                                                                                    395,800
                                                                                                                    =============
Balance, February 28, 1998          406,312      805,092  17,599,170         (100,993)  (8,368,688)   10,340,893

Purchases of treasury stock
  (note 5)                               --           --          --               --     (804,283)     (804,283)

Net loss                                 --           --        (525)              --           --          (525)            (525)

Change in unrealized losses
  on investment securities,
  net of income taxes
  (note 2)                               --           --          --          (22,707)          --       (22,707)         (22,707)
                                  ---------   ----------  ----------    -------------   ----------    ----------    -------------
Comprehensive loss for year                                                                                               (23,232)
                                                                                                                    =============
Balance, February 28, 1999        $ 406,312      805,092  17,598,645         (123,700)  (9,172,971)    9,513,378
                                  =========   ==========  ==========    =============   ==========    ==========



See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                            Statements of Cash Flows

                 For the years ended February 28, 1999 and 1998


                                                                       1999          1998
                                                                    ------------   ----------
Cash flows from operating activities:
  Net income (loss)                                                 $       (525)     410,791
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depletion and depreciation                                       1,246,079    1,245,979
      Gain on sales of oil and gas properties                         (1,551,560)          --
      Abandoned leaseholds                                                39,683      107,055
      Oil and gas lease impairment                                       212,113       35,500
      Deferred income taxes                                             (479,437)     188,644
      Write-down of investment securities                                297,470      262,087
      Other                                                               26,383      (48,636)
      Net changes in operating assets and liabilities:
        Trade accounts receivable                                        246,797      450,210
        Prepaid expenses and other noncurrent assets                       6,006       10,272
        Federal income taxes                                             (49,768)     230,602
        Accounts payable and accrued expenses                           (148,273)      44,489
                                                                    ------------   ----------
           Net cash provided by (used in) operating activities          (155,032)   2,936,993
                                                                    ------------   ----------
Cash flows from investing activities:
  Additions to oil and gas properties                                 (1,510,118)  (1,891,395)
  Additions to real estate held for development                         (245,247)    (218,856)
  Additions to other property and equipment                              (34,670)          --
  Purchases of investment securities                                          --     (152,156)
  Proceeds from sales and redemptions of investment securities         1,250,959      690,000
  Proceeds from sale of oil and gas properties                         3,056,102           --
  Proceeds from sale of limited partnership                              116,968           --
  Investments in limited partnerships                                     57,233      (45,475)
  Other                                                                    5,581          395
                                                                    ------------   ----------
           Net cash provided by (used in) investing activities         2,696,808   (1,617,487)
                                                                    ------------   ----------
Cash flows from financing activities - purchases of treasury stock      (804,283)    (638,131)
                                                                    ------------   ----------
Net increase in cash and cash equivalents                              1,737,493      681,375
Cash and cash equivalents at beginning of year                           877,006      195,631
                                                                    ------------   ----------
Cash and cash equivalents at end of year                            $  2,614,499      877,006
                                                                    ============   ==========



See accompanying notes to financial statements

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements

                           February 28, 1999 and 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  GENERAL

          Oakridge Energy, Inc. (the Company) is engaged in the exploration, development, production and sale of oil and gas primarily in Texas and, to a lesser extent, in the exploration and development of coal and gravel in Colorado. In addition, the Company holds certain real estate in Colorado for development.

     (b)  STATEMENTS OF CASH FLOWS

          Cash equivalents of $2,498,649 and $417,772 at February 28, 1999 and 1998, respectively, consisted of interest-bearing cash deposits. For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

          Supplemental disclosure of cash flow information:

                                                    1999            1998
                                                 -----------     ----------
          Interest paid                          $        --         11,359
                                                 ===========     ==========

          Income taxes paid (refunded)           $   295,000       (159,802)
                                                 ===========     ==========

     (c)  INVESTMENT SECURITIES

          Investment securities consist of a bank certificate of deposit, corporate notes and equity securities. The Company's investments are classified at the time of purchase into one of three categories as follows:

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

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements

                           February 28, 1999 and 1998


            o Available for Sale Securities - Debt and equity securities not classified as either held to maturity securities or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects).

          The Company did not have any securities classified as held to maturity or trading as of February 28, 1999 and 1998.

          A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. During 1999 and 1998, the Company recorded impairment charges of $297,470 and $262,087, respectively. Dividend and interest income are recognized when earned. Gains and losses on securities sold are computed under the specific identification method.

     (d)  OIL AND GAS PROPERTIES

          The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Geological and geophysical costs, costs to drill exploratory wells that do not find proved reserves, and nonproducing leasehold abandonments are expensed as incurred.

          Unproved oil and gas properties are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties are depleted and depreciated by the units-of-production method based on proved oil and gas reserves as estimated by an independent petroleum reservoir engineering firm.

          Upon sale or retirement of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and any resulting gain or loss is recognized.

     (e)  COAL AND GRAVEL PROPERTIES

          Costs attributable to the acquisition and development of coal and gravel properties are capitalized, while costs incurred to maintain the properties are expensed. Undeveloped coal and gravel properties which are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing properties are depleted on a property-by-property basis using the units-of-production method.

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements

                           February 28, 1999 and 1998


          In 1994, the Company recorded an impairment allowance for substantially all the carrying value of the undeveloped coal properties and related assets.

          Depreciation on mining and service equipment is calculated using accelerated and straight-line methods over the estimated useful lives of the assets. Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized.

     (f)  OTHER PROPERTY AND EQUIPMENT

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

     (h)  IMPAIRMENT OF LONG-LIVED ASSETS

          The carrying value of property and equipment is periodically evaluated under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"). Statement No. 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

          Under Statement No. 121, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis. On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows. During the years ended February 28, 1999 and 1998, the Company recorded impairment losses of $212,113 and $35,500 related to its proved oil and gas properties. The fair values of the impaired proved oil and gas properties were determined by using the present value of expected future cash flows. If estimated future cash flows are not achieved with respect to certain fields, further writedowns may be required.

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements

                           February 28, 1999 and 1998


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

     (j)  EARNINGS PER COMMON SHARE

          Basic earnings per share is calculated by dividing net income (loss) (available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years and quarters presented herein, basic and diluted earnings (loss) per share are the same.

     (k)  REVENUE RECOGNITION

          The Company recognizes revenue as oil and gas are produced based on contracted or estimated sales prices. Estimated revenue is subject to adjustments based on final settlement. Such adjustments are reflected in revenue when received.

     (l)  INVESTMENT IN PARTNERSHIPS

          The Company uses the equity method of accounting for investments in partnerships where the Company has the ability to exercise significant influence over such entities. Investment in partnerships of $249,142 and $373,935 at February 28, 1999 and 1998, respectively, are included in other noncurrent assets in the accompanying balance sheets. The Company recognized losses pertaining to partnerships of $63,972 and $56,679 for the years ended February 28, 1999 and 1998, respectively, which are included in interest income and other, net in the accompanying statements of operations.

     (m)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements

                           February 28, 1999 and 1998


          and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short maturity of their instruments.

     (n)  MANAGEMENT'S USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (o)  COMPREHENSIVE INCOME

          On March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

(2)  INVESTMENT SECURITIES

     The amortized cost and fair values of current investment securities as of February 28, 1999 are as follows:

                                               GROSS       GROSS
                                 AMORTIZED   UNREALIZED  UNREALIZED    FAIR
       AVAILABLE FOR SALE          COST        GAINS       LOSSES      VALUE
     ----------------------     -----------  ----------  ----------  ---------
     Certificate of deposit     $    59,156          --          --     59,156
     Equity securities              453,603          --    (187,705)   265,898
     Corporate notes                100,014         282          --    100,296
                                -----------  ----------  ----------  ---------
           Total current        $   612,773         282    (187,705)   425,350
                                ===========  ==========  ==========  =========

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements

                           February 28, 1999 and 1998


     The amortized cost and fair values of investment securities as of February 28, 1998 are as follows:

                                               GROSS       GROSS
                                 AMORTIZED   UNREALIZED  UNREALIZED    FAIR
       AVAILABLE FOR SALE          COST        GAINS       LOSSES      VALUE
     ----------------------     -----------  ----------  ----------  ---------
     Current:
       Equity securities        $   747,010          --    (136,263)   610,747
       Corporate notes            1,020,844       5,456          --  1,026,300
                                -----------  ----------  ----------  ---------

           Total current          1,767,854       5,456    (136,263) 1,637,047
                                -----------  ----------  ----------  ---------

     Noncurrent:
       U.S. Government
         agency bonds, due
         within 5 years             222,016       3,265          --    225,281
       Corporate notes, due
         within 5 years             100,087       1,299          --    101,386
                                -----------  ----------  ----------  ---------

           Total noncurrent         322,103       4,564          --    326,667
                                -----------  ----------  ----------  ---------

           Total                $ 2,089,957      10,020    (136,263) 1,963,714
                                ===========  ==========  ==========  =========


(3)  INCOME TAXES

     Income tax expense (benefit) attributable to income from continuing operations consists of the following:

                                          CURRENT       DEFERRED        TOTAL
                                        -----------    ----------     ---------
     Year ended February 28, 1999:
          U.S. Federal                  $   277,555      (492,770)     (215,215)
          State and local                    53,147        13,333        66,480
                                        -----------    ----------     ---------
                                        $   330,702      (479,437)     (148,735)
                                        ===========    ==========     =========
     Year ended February 28, 1998:
          U.S. Federal                  $    76,247       163,416       239,663
          State and local                    25,738        25,228        50,966
                                        -----------    ----------     ---------
                                        $   101,985       188,644       290,629
                                        ===========    ==========     =========

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements

                           February 28, 1999 and 1998


     Income tax expense (benefit) for the years presented differs from the "expected" Federal income tax expense (benefit) for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pretax income (loss), as a result of the following:

                                                       1999            1998
                                                   -----------     -----------
    Computed "expected" tax expense (benefit)      $   (50,748)        238,483
    State and local income taxes, net of Federal
      income tax benefit                                43,876          53,437
    Statutory depletion                                (73,100)             --
    Other, primarily revision of prior year
      provision estimate                               (68,763)         (1,291)
                                                   -----------     -----------
                                                   $  (148,735)        290,629
                                                   ===========     ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 1999 and February 28, 1998 are presented below:

                                                       1999           1998
                                                   -----------     -----------
    Deferred tax assets:
      Unrealized loss on investment securities
       available for sale                          $   268,645          81,729
      Statutory depletion                                   --          57,061
      Alternative minimum tax credit
       carryforward                                     35,139         124,407
      Other                                                 --          53,429
                                                   -----------     -----------
               Total gross deferred tax assets         303,784         316,626
                                                   -----------     -----------

    Deferred tax liabilities:
      Oil and gas properties and other property
       and equipment, principally due to
       depletion and depreciation                     (390,420)       (876,817)
      Coal properties, principally due to
       differences in depletion                        (74,497)        (80,379)
                                                   -----------     -----------
               Total gross deferred tax liability     (464,917)       (957,196)
                                                   -----------     -----------
               Net deferred tax liability          $  (161,133)       (640,570)
                                                   ===========     ===========


     Based on the future reversal of existing taxable temporary differences and future earnings expectations, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded.

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements

                           February 28, 1999 and 1998


(4)  SEGMENT INFORMATION AND MAJOR CUSTOMERS

     The following information is presented in accordance with Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's adoption of Statement No. 131 in 1999 and applied retroactively, did not alter the composition of its reportable segments. The Company is engaged in oil and gas, coal and gravel activities and real estate development. The Company has identified such segments based on management responsibility. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Total assets are those assets controlled by each reportable segment. The following table sets forth certain information about each segment's financial information in 1999 and 1998:

                                                             FEBRUARY 28,
                                                     --------------------------
                                                         1999           1998
                                                     ------------   -----------
        Business segment revenue:
          Oil and gas                                $  1,354,859     3,840,993
          Gravel                                           81,349        58,497
                                                     ------------   -----------
                                                     $  1,436,208     3,899,490
                                                     ============   ===========
        Business segment profit (loss):
          Oil and gas                                $   (965,093)    1,425,646
          Coal and gravel                                 (29,028)      (76,089)
          Real estate development                         (77,677)      (94,492)
          General corporate                              (475,233)     (494,023)
                                                     ------------   -----------
               Income (loss) from operations           (1,547,031)      761,042

          Interest income and other, net                  143,681       202,465
          Gain on sales of oil and gas properties       1,551,560            --
          Write-down of investment securities            (297,470)     (262,087)
                                                     ------------   -----------

               Income (loss) before income taxes     $   (149,260)      701,420
                                                     ------------   -----------

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements

                           February 28, 1999 and 1998


                                                      YEAR ENDED FEBRUARY 28,
                                                     --------------------------
                                                         1999           1998
                                                     ------------   -----------
        Business segment assets:
          Depreciation, depletion and amortization:
            Oil and gas                              $  1,155,584     1,194,220
            Coal and gravel                                36,519        17,229
            Real estate development                        15,175         5,524
            General corporate                              38,801        29,006
                                                     ------------   -----------
                                                     $  1,246,079     1,245,979
                                                     ============   ===========
          Capital expenditures:
            Oil and gas                              $  1,510,118     1,891,395
            Real estate development                       245,247       218,856
                                                     ------------   -----------
                                                     $  1,755,365     2,110,251
                                                     ============   ===========

                                                             FEBRUARY 28,
                                                     --------------------------
                                                         1999           1998
                                                     ------------   -----------
          Total assets:
            Oil and gas                              $  5,980,706     7,417,638
            Coal and gravel                               353,199       388,233
            Real estate development                     2,704,381     2,474,309
            General corporate                           1,126,632     1,123,415
                                                     ------------   -----------
                                                     $ 10,164,918    11,403,595
                                                     ============   ===========

     Oil sales to customers which accounted for more than 10% of the Company's total oil sales aggregated approximately $1,035,000 and $2,470,000 in 1999 and 1998, respectively. Gas sales to a customer which accounted for more than 10% of the Company's total gas sales aggregated approximately $203,000 and $965,000 in 1999 and 1998, respectively.


(5)  RELATED PARTY TRANSACTIONS

     In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and affiliates also own interests.

     During fiscal year 1998, the Company purchased 60,000 shares of the Company's common stock from the Company's Executive Vice President at $2.875 per share which approximated the share price paid by the Company to other unaffiliated stockholders.

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements

                           February 28, 1999 and 1998


     During fiscal year 1999, the Company purchased 20,000 shares of the Company's common stock from the Company's President at $3.20 per share and 60,000 shares from the Estate of the former President at $3.10 per share, respectively, which approximated the share price paid by the Company to other unaffiliated stockholders.


(6)  COMMITMENTS AND CONTINGENCIES

     The Company is subject to certain claims and litigation. In the opinion of management, the outcome of such matters will not have a materially adverse effect on the financial statements of the Company.

     As of February 28, 1999 and 1998, the Company has pledged interest-bearing cash deposits of $816,526 and $875,681, respectively, to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation based on future operations with respect to coal and gravel properties. These pledged cash deposits are included in other noncurrent assets in the accompanying balance sheets.


(7)  QUARTERLY OPERATING RESULTS (UNAUDITED)

     Quarterly results of operations for 1999 and 1998 were as follows:

                                   FIRST    SECOND     THIRD      FOURTH        FULL
                1999              QUARTER   QUARTER   QUARTER     QUARTER       YEAR
     --------------------------  ---------  --------  --------   ----------  ----------
     Total revenues              $ 433,836   380,082   351,401      270,889    1,436,208
     Loss from operations         (139,344) (130,510) (198,410)  (1,078,767)  (1,547,031)
     Net income (loss)             870,447   (56,581) (214,791)    (599,600)        (525)
     Basic and diluted earnings
       (loss) per common share         .03      (.01)     (.05)        (.13)        (.00)

     During the first, second and third quarters of fiscal 1999, the Company recorded adjustments of approximately $107,000, $27,000 and $164,000, respectively, (before income taxes) to record impairment charges on available-for-sale securities for an other than temporary decline in market value below cost of certain investment securities. The Company recognized a gain of $1,551,560 from sales of oil and gas properties in the first quarter of fiscal 1999. The Company recorded approximately $789,000 in depreciation and depletion on oil and gas properties during the fourth quarter of fiscal 1999 ($367,000 recorded for the first three quarters), primarily due to reduction in reserve estimates associated with the decline in oil and gas prices.

                              OAKRIDGE ENERGY, INC.

                          Notes to Financial Statements

                           February 28, 1999 and 1998


                                        FIRST      SECOND      THIRD     FOURTH       FULL
                1999                   QUARTER     QUARTER    QUARTER    QUARTER      YEAR
     -----------------------------    ---------   ---------  ---------   -------   ---------
     Total revenues                   $ 919,967   1,027,489  1,144,033   808,001   3,899,490
     Income (loss) from operations      183,599     373,308    322,447  (118,312)    761,042
     Net income (loss)                  153,936     297,046    265,627  (305,818)    410,791
     Basic and diluted earnings
       (loss) per share                     .03         .06        .05      (.06)        .08

     During the fourth quarter of fiscal 1998, the Company recorded an adjustment of approximately $262,000 (before income taxes) to record impairment charges on available-for-sale securities for an other than temporary decline in market value below cost of certain investment securities. The Company also recorded approximately $500,000 in depreciation and depletion on oil and gas properties during the fourth quarter of fiscal 1998 (approximately $694,000 recorded for the first three quarters), primarily due to reduction in reserve estimates associated with the decline in oil and gas prices.

                              OAKRIDGE ENERGY, INC.

                    Supplemental Oil and Gas Data (Unaudited)


     The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with Statement of Financial Accounting Standards No. 69 ("Statement No. 69").


COSTS INCURRED

     A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 28, 1999 and February 28, 1998 follows:

                                                                  1999           1998
                                                              ------------   -----------
         Acquisition of unproved properties                   $     57,589       147,158
                                                              ============   ===========
         Development costs                                    $  1,452,529     1,744,237
                                                              ============   ===========
         Exploration costs                                    $    336,250       403,753
                                                              ============   ===========

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The following table presents the results of operations for the Company's oil and gas producing activities for the years ended February 28, 1999 and February 28, 1998.

                                                                  1999          1998
                                                              ------------   ----------
         Revenues                                             $  1,354,859    3,840,993
         Production costs                                         (616,005)    (781,874)
         Depletion, depreciation, and valuation provisions      (1,367,697)  (1,229,720)
         Exploration costs                                        (336,250)    (403,753)
                                                              ------------    ---------
                                                                  (965,093)   1,425,646
         Income tax benefit (expense)                              328,132     (470,236)
                                                              ------------    ---------
         Results of operations for producing activities
           (excluding corporate overhead and interest
           costs)                                             $   (636,961)     955,410
                                                              ============    =========

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

                                                         OIL           GAS
                                                       -------      ---------
       PROVED DEVELOPED AND UNDEVELOPED RESERVES:
         Balance, February 29, 1997                    602,772      2,072,920
           Revisions of previous estimates             303,628       (159,043)
           Extensions and discoveries                  113,653        342,204
           Production                                 (147,911)      (437,064)
                                                       -------      --------
         Balance, February 28, 1998                    872,142      1,819,017
           Sales of minerals in place                   (1,084)    (1,312,487)
           Revisions of previous estimates             (41,797)       (52,245)
           Extensions and discoveries                   15,703        132,348
           Production                                  (87,345)      (133,478)
                                                       -------      ---------
         Balance, February 28, 1999                    757,619        453,155
                                                       =======      =========
       PROVED DEVELOPED RESERVES:
         February 29, 1997                             314,277      1,908,674
                                                       =======      =========
         February 28, 1998                             325,946      1,684,528
                                                       =======      =========
         February 28, 1999                             295,096        453,155
                                                       =======      =========


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

                              OAKRIDGE ENERGY, INC.

                    Supplemental Oil and Gas Data (Unaudited)


     Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual arrangements in existence at year-end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the Company's proved oil and gas reserves. The standardized measure of discounted future cash flows at February 28, 1999 and February 28, 1998, which represent the present value of estimated future cash flows using a discount rate of 10% a year, follows:

                                                               1999           1998
                                                           ------------    ----------

     Future cash inflows                                   $  7,624,686    14,563,635
     Future production and development costs                 (4,297,549)   (8,006,427)
     Future income tax expenses                                (537,771)   (1,033,620)
                                                           ------------    ----------
     Future net cash flows                                    2,789,366     5,523,588
     10% annual discount for estimated
         timing of cash flows                                  (859,036)   (1,651,108)
                                                           ------------    ----------
     Standardized measure of discounted
         future net cash flows                             $  1,930,330     3,872,480
                                                           ============    ==========

     Beginning of year                                     $  3,872,480     5,788,230
         Sales of oil and gas, net of production costs         (738,854)   (3,016,519)
         Extensions, discoveries, and improved
            recoveries, less related costs                      422,352       504,289
         Accretion of discount                                  387,248       578,823
         Net change in sales and transfer prices, net of
            production costs                                 (1,176,238)     (949,921)
         Changes in estimated future development costs        1,164,640        93,187
         Net change in income taxes                             582,540       650,733
         Sales of reserves in place                          (2,214,788)           --
         Changes in production rates (timing and other)        (237,021)   (1,139,944)
         Revisions of previous quantities                      (132,029)    1,363,602
                                                           ------------    ----------
     End of year                                           $  1,930,330     3,872,480
                                                           ============    ==========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company did not change its principal independent accounting firm nor have any disagreements with such firm on accounting and financial disclosure matters during the two fiscal years ended February 28, 1999.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 1999 to be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after the end of such year.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 1999 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 1999 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 1999 to be filed with the SEC not later than 120 days after the end of such year.

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


OAKRIDGE ENERGY, INC.



By /s/ Sandra Pautsky
   ----------------------------
   Sandra Pautsky, President

DATE: June 14, 1999



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Sandra Pautsky                           By /s/ Carol J. Cooper
   ----------------------------                    ----------------------------
   Sandra Pautsky, President                       Carol J. Cooper, Chief
   (Chief Executive Officer                        Accounting Officer
   and Chief Financial
   Officer) and Director

DATE: June 14, 1999                             DATE: June 14, 1999



By /s/ Danny Croker                             By /s/ Randy Camp
   ----------------------------                    ----------------------------
   Danny Croker, Director                          Randy Camp, Director


DATE: June 14, 1999                             DATE: June 14, 1999

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

   (10)  Material contracts - not applicable.

   (11)  Statement re computation of per share earnings - not applicable.

   (13)  Annual or quarterly reports, Form 10-Q - not applicable.

   (16)  Letter on change in certifying accountant - not applicable.

   (18)  Letter on change in accounting principles - not applicable.

   (19)  Previously unfiled documents - not applicable.

   (21)  Subsidiaries of the registrant - not applicable.

   (22)  Published report regarding matters submitted to vote - not applicable.

   (23)  Consent of experts and counsel - not applicable.

   (24)  Power of attorney - not applicable.

   (27)  Financial Data Schedule.

   (99)  Additional exhibits - not applicable.