Form 10QSB
period 1999-05-31
OAKRIDGE ENERGY INC
filed 1999-07-15
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 1999.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 1999: Common Stock, $.04 par value, 4,617,104 shares

Transitional Small Business Disclosure Format (check one);
YES [ ] NO [X]

                                      INDEX


                                                                                Page #
                                                                                ------
Part I - Financial Information
        1.  Financial Statements:

          Condensed Balance Sheets at
                  February 28, 1999 and May 31, 1999                               1

          Condensed Statements of Operations
                  For the Three Months Ended May 31, 1998 and 1999                 2

          Statements of Cash Flows
                  For the Three Months Ended May 31, 1998 and 1999                 3

          Notes to Condensed Financial Statements                                  4

        2.  Management's Discussion and Analysis or Plan of Operation              5

Part II - Other Information
        6.  Exhibits and Reports on Form 8-K                                       8


Signatures                                                                         8



Part I of this Report contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See Note 4 of "Notes to Condensed Financial Statements" and "Item 2. - Management's Discussion and Analysis or Plan of Operation" for a description of various factors that could materially affect the ability of the Company to achieve the results described in the forward looking statements."


                                       (i)

Item 1. Financial Statements.
                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                  As of             As of
                                                                           February 28, 1999    May 31, 1999
                                                                           -----------------    ------------
Current assets:                                                                                  (Unaudited)
    Cash and cash equivalents                                                 $  2,614,499      $  2,670,804
    Trade accounts receivable                                                      139,556           150,846
    Investment securities                                                          425,350           442,049
    Deferred tax asset                                                             303,784           264,102
    Prepaid expenses and other                                                      74,372           205,170
                                                                              ------------      ------------
              Total current assets                                               3,557,561         3,732,971
                                                                              ------------      ------------


Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
      $4,447,294 on February 28, 1999 and $4,379,894 on May 31, 1999             2,283,691         2,154,610

Coal and gravel properties, net of accumulated depletion and depreciation
     of $8,384,397 on February 28, 1999 and $8,388,757 on May 31, 1999             353,199           348,839

Real estate held for development                                                 2,704,381         2,733,173

Other property and equipment, net of accumulated depreciation
     of $686,404 on February 28, 1999 and $677,291 on May 31, 1999                 183,260           174,575

Other assets                                                                     1,082,826         1,081,359
                                                                              ------------      ------------
                                                                              $ 10,164,918      $ 10,225,527
                                                                              ============      ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $    106,380      $    184,841
    Accrued expenses                                                                80,243            62,947
                                                                              ------------      ------------
              Total current liabilities                                            186,623           247,788

Deferred Federal income taxes                                                      464,917           464,917
                                                                              ------------      ------------
              Total liabilities                                                    651,540           712,705
                                                                              ------------      ------------

Stockholders' equity:
    Common stock, $.04 par value, 20,000,000
        shares authorized, 10,157,803 shares issued                                406,312           406,312
    Additional paid-in capital                                                     805,092           805,092
    Retained earnings                                                           17,598,645        17,522,183
    Unrealized loss on investment securities
         available for sale, net of income taxes                                  (123,700)          (46,669)
    Less treasury stock, at cost, 5,540,199 shares on February 28, 1999
      and 5,540,699 on May 31, 1999                                             (9,172,971)       (9,174,096)
                                                                              ------------      ------------
                   Total stockholders' equity                                    9,513,378         9,512,822
                                                                              ------------      ------------

                                                                              $ 10,164,918      $ 10,225,527
                                                                              ============      ============

The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For 3 Months     For 3 Months
                                                     Ended            Ended
                                                  May 31, 1998     May 31, 1999
                                                  ------------     ------------
Revenues:
   Oil and gas                                    $   405,711      $   319,941
   Gravel                                              17,475           16,768
   Other                                               10,650            9,750
                                                  -----------      -----------
      Total revenues                                  433,836          346,459
                                                  -----------      -----------

Operating expenses:
   Oil and gas                                        365,026          366,273
   Coal and gravel                                     29,874           17,068
   Real estate development                             36,261            8,912
   General and administrative                         142,020          125,715
                                                  -----------      -----------
      Total operating expenses                        573,181          517,968
                                                  -----------      -----------

      Loss from operations                           (139,345)        (171,509)
                                                  -----------      -----------

Other income (expense):
   Interest and dividend income                        41,334           42,088
   Gain on sale of oil and gas properties           1,504,073            7,978
    Other, net                                        (97,730)           5,680
                                                  -----------      -----------
      Total other income                            1,447,677           55,746
                                                  -----------      -----------

      Income (loss) before income taxes             1,308,332         (115,763)
                                                  -----------      -----------

Income tax expense                                    437,885          (39,301)
                                                  -----------      -----------

         Net income (loss)                        $   870,447      $   (76,462)
                                                  ===========      ===========

         Income (loss) per common share           $      0.18      ($     0.02)
                                                  ===========      ===========

Weighted average shares outstanding                 4,852,172        4,617,202
                                                  ===========      ===========


The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For 3 Months     For 3 Months
                                                                                  Ended              Ended
                                                                                May 31, 1998     May 31, 1999
                                                                                ------------     ------------
Cash flows from operating activities:
    Net income (loss)                                                           $   870,447      $   (76,462)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depletion and depreciation                                                149,608          141,951
          Accretion on investment securities, net                                    (2,449)              14
          Gain on sale of oil and gas properties                                 (1,470,896)          (7,978)
          Gain on sale of other property and equipment                                    0           (5,500)
          Gain on sale of other assets                                              (33,177)               0
          Deferred federal income taxes                                            (245,758)               0
          Other than temporary loss on investment securities                        106,769                0
          Net changes in assets and liabilities:
             Trade accounts receivable                                              176,577          (11,290)
             Prepaid expenses and other current assets                                3,980            1,675
             Accounts payable                                                       (43,782)          78,461
             Federal income tax payable                                             528,899         (132,360)
             Accrued expenses                                                        15,255          (17,296)
                                                                                -----------      -----------
                Net cash provided by (used in) operating activities                  55,473          (28,785)
                                                                                -----------      -----------

Cash flows from investing activities:
    Additions to oil and gas properties                                            (797,457)            (323)
    Additions to real estate held for development                                  (137,048)         (32,794)
    Additions to other property and equipment                                       (27,734)               0
    Increase in other assets                                                        (12,959)               0
    Proceeds from sale of oil and gas properties                                          0           12,478
    Proceeds from sale of other property and equipment                                    0            5,500
    Maturities of investments available for sale                                    300,000          100,000
    Principal payments received on notes receivable                                   1,356            1,354
                                                                                -----------      -----------
                Net cash provided by (used in) investing activities                (673,842)          86,215
                                                                                -----------      -----------

Cash flows from financing activities:
    Purchases of treasury stock                                                    (102,701)          (1,125)
                                                                                -----------      -----------
                Net cash (used in) financing activities                            (102,701)          (1,125)
                                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents                               (721,070)          56,305

Cash and cash equivalents at beginning of period                                    877,006        2,614,499
                                                                                -----------      -----------

Cash and cash equivalents at end of period                                      $   155,936      $ 2,670,804
                                                                                ===========      ===========

Supplemental disclosures of cash flow information:
    Income taxes paid                                                           $   149,839      $   120,437
    Recognition in Stockholders' Equity of the net unrealized holding loss on available for sale securities of $15,771, net of tax effect of $8,125 during the quarter ended May 31, 1998 and $77,031, net of tax effect of $39,683 during the quarter ended May 31, 1999


The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for three month periods ended May 31, 1998 and 1999 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 28, 1999.

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

(4) The Company has prepared for the year 2000 through the replacement of its computers and updating of its software and network system. The Company and the software manufacturer have tested the software and it worked properly for the year 2000. The Company does not anticipate incurring any additional significant costs in preparation of the year 2000. The Company has been provided with documentation from the oil and gas operator who is responsible for the distribution of most of the Company's revenue and to whom the Company pays many expense items that indicates that it is in year 2000 compliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

                  The Company incurred a net loss of $76,462 ($.02 per share) in the three months ended May 31, 1999 compared to net income of $870,447 ($.18 per share) during the three months ended May 31, 1998. In the 1998 period, the Company realized an approximate $1,504,100 gain from the sale of its Limestone County, Texas property. The Company incurred a loss from operations in both periods ($139,345 in 1998 vs. $171,509 in 1999).

                  Oil and gas revenues declined approximately $85,800 (21.1%) in the three months ended May 31, 1999 due to a substantial decrease in oil and associated gas production from the Company's principal property located in Madison County, Texas. Revenues from the property were approximately $93,100 (26.5%) lower in the 1999 period. Most of the drop in revenues was attributable to production decline as the average oil price received from the property increased $2.59 per barrel in the 1999 period. For comparison purposes, the three months ended May 31, 1998 was the quarter of highest production from the Madison County, Texas property during the fiscal year ended February 28, 1999. Nevertheless, revenues from the Madison County property were approximately $69,400 higher during the three months ended May 31, 1999 than in the three-month period ended February 28, 1999 due to the effect of the increase in oil prices that occurred subsequent to the Company's fiscal year end.

                  The Company's 1999 period oil and gas revenues were aided by an approximate 19% increase in the average oil price received as compared to 1998. Although the Company's average gas price suffered a 14.4% drop during the same period, the overall effect of pricing changes was positive because of the Company's significant weighting in favor of oil production. Individual property oil prices received by the Company in the second quarter to date have either been flat or higher to those received in the first quarter.

                  Revenues from the Company's gravel operations decreased approximately $700 in the three months ended May 31, 1999 due to the lower level of gravel sales made by Durango Construction, Inc. from the Company's Colorado gravel property during the 1999 period. Rentals received by the Company from its surface lease to such corporation were the same in both periods. The Company had no coal revenues in either the 1998 or 1999 period.

                  The expenses of the Company's oil and gas operations increased slightly (approximately $1,250) in the 1999 period due to an approximate $50,600 increase in the Company's dry hole costs as all other categories of such expenses declined. The Company incurred approximately $86,700 in dry hole costs in the 1999 period due to the failure to achieve commercial production from completion attempts in two separate zones in the Vivian Parker No. 2 well in Gregg County, Texas. Depletion and depreciation expense and production taxes fell in the 1999 period due to the lower level of oil and gas production. Lease operating expense dropped approximately $16,300 (12.1%) due to a marked decline in such expense in the North Texas operational area resulting primarily from a cutback in field personnel and the abandonment of a non-productive well.

                  The expenses of the Company's coal and gravel operations were approximately $12,800 (42.9%) lower in the three months ended May 31, 1999 as virtually all categories of operating expense continued to decline. The only categories of expense reflecting increases in the 1999 period were depletion and depreciation expense and testing and permitting expense. The increase in the latter expense was due to required reclamation work. The expenses of the Company's real estate development activities decreased approximately $27,300 in the 1999 period due to the cutback in the Company's operations in this area pending its finalizing a master development plan for its Colorado land.

                  General and administrative expense declined approximately $16,300 (11.5%) in the 1999 period due primarily to the absence of any letter of credit fees due to a timing difference between periods and lower engineering expense, audit fees and miscellaneous expense. The amount of the decline was partially offset by higher payroll expense and governmental reporting expense.

                  Other income (expense) was an income item in both the 1998 and 1999 periods although there was a significant difference in the level of such income between the periods. Such difference principally accounted for the Company's being profitable in the 1998 period and incurring a loss in the 1999 period. In the 1998 period, the Company sold its Limestone County, Texas gas production to Mitchell Energy Corporation and recorded an approximate $1,504,100 gain from such sale compared to gains from property sales of only $8,000 in the 1999 period. The Company did, however, incur an approximate $106,800 writedown in the carrying value of the Company's investment in an equity security in the 1998 period, but there was no such expense in the 1999 period.

                  The Company's weighted average shares outstanding declined approximately 4.8% in the 1999 period primarily due to purchases of the Company's common stock made by the Company from June 1, 1998 through February 28, 1999 as the Company purchased only 500 shares of its common stock during the three months ended May 31, 1999. As previously reported, the Company may purchase a non-material amount of its shares from the Estate of Noel Pautsky prior to such Estate's filing its federal estate tax return in August 1999.

FINANCIAL CONDITION AND LIQUIDITY

                  During the first quarter of fiscal 2000, the Company's investing activities again funded its operating and financing activities, resulting in an approximate $56,300 increase in cash and cash equivalents at May 31, 1999. Investing activities provided approximately $86,200 in funds during the period primarily from the maturity of an investment available for sale as the amount of offsetting additions to oil and gas properties and real estate held for development were not significant. The Company's operating activities and financing activities during the three months ended May 31, 1999 combined to use $29,900 in funds. At May 31, 1999, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $3,112,800.

                  The Company expects to fund its contemplated operations and any stock purchases it makes during the second quarter and the remainder of fiscal 2000 from its cash and cash equivalents, sales or maturities of all or a portion of its investment securities available for sale and any cash flow from its oil and gas properties. Assuming that oil and gas prices do not deviate markedly from current levels, the Company will likely expand the levels of its oil and gas and real estate development activities during the remainder of the fiscal year from those undertaken in the first quarter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - Financial Data Schedule for the three months ended May 31, 1999 filed as Exhibit 27.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended May 31, 1999.


                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OAKRIDGE ENERGY, INC.
                                  (Registrant)



DATE:  July 15, 1999                By /s/ Sandra Pautsky
                                      ------------------------------
                                    Sandra Pautsky, President


                                    By /s/ Carol J. Cooper
                                       -----------------------------
                                    Carol J. Cooper, Chief Accounting Officer

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