Form 10QSB
period 1999-08-31
OAKRIDGE ENERGY INC
filed 1999-10-15
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
            (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 1999.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 1999: Common Stock, $.04 par value - 4,603,473 shares

Transitional Small Business Disclosure Format (check one);
YES [   ]                                   NO [ X ]

                                      INDEX

                                                                            Page #
                                                                            ------
Part I - Financial Information
        1.  Financial Statements:

         Condensed Balance Sheets at
                 February 28, 1999 and August 31, 1999                           1

         Condensed Statements of Operations
                 For the Three Months Ended August 31, 1998 and 1999             2
                 For the Six Months Ended August 31, 1998 and 1999

         Statements of Cash Flows
                 For the Six Months Ended August 31, 1998 and 1999               3

         Notes to Condensed Financial Statements                                 4

        2.  Management's Discussion and Analysis or Plan of Operation            5

Part II - Other Information

        4.  Submission of Matters to a Vote of Security Holders                  9

        6.  Exhibits and Reports on Form 8-K                                     9

Signatures                                                                      10


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

Item 1. Financial Statements.

                                             Oakridge Energy, Inc.
                                             CONDENSED BALANCE SHEETS

                                                     ASSETS

                                                                                               As of                     As of
                                                                                         February 28, 1999         August 31, 1999
                                                                                        ------------------       ------------------
Current assets:                                                                                                          (Unaudited)
    Cash and cash equivalents                                                                  $ 2,614,499              $ 2,657,429
    Trade accounts receivable                                                                      139,556                  166,184
    Investment securities                                                                          425,350                  464,687
    Deferred tax asset                                                                             303,784                  236,292
    Prepaid expenses and other                                                                      74,372                  188,819
                                                                                         ------------------       ------------------
              Total current assets                                                               3,557,561                3,713,411
                                                                                         ------------------       ------------------


Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
      $4,447,294 on February 28, 1999 and $4,434,353 on August 31, 1999                          2,283,691                2,085,198

Coal and gravel properties, net of accumulated depletion and depreciation
     of $8,384,397 on February 28, 1999 and $8,394,971 on August 31, 1999                          353,199                  342,625

Real estate held for development                                                                 2,704,381                2,753,146

Other property and equipment, net of accumulated depreciation
     of $686,404 on February 28, 1999 and $685,592 on August 31, 1999                              183,260                  166,274

Other assets                                                                                     1,082,826                1,081,196
                                                                                         ------------------       ------------------
                                                                                              $ 10,164,918             $ 10,141,850
                                                                                         ==================       ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                             $ 106,380                 $ 67,642
    Accrued expenses                                                                                80,243                   73,839
                                                                                         ------------------       ------------------
              Total current liabilities                                                            186,623                  141,481

Deferred Federal income taxes                                                                      464,917                  464,917
                                                                                         ------------------       ------------------
              Total liabilities                                                                    651,540                  606,398
                                                                                         ------------------       ------------------

Stockholders' equity:
    Common stock, $.04 par value, 20,000,000
        shares authorized, 10,157,803 shares issued                                                406,312                  406,312
    Additional paid-in capital                                                                     805,092                  805,092
    Retained earnings                                                                           17,598,645               17,530,359
    Unrealized gain (loss) on investment securities
         available for sale, net of income taxes                                                  (123,700)                   7,315
    Less treasury stock, at cost, 5,540,199 shares on February 28, 1999
      and 5,554,330 on August 31, 1999                                                          (9,172,971)              (9,213,626)
                                                                                         ------------------       ------------------
                   Total stockholders' equity                                                    9,513,378                9,535,452
                                                                                         ------------------       ------------------

                                                                                              $ 10,164,918             $ 10,141,850
                                                                                         ==================       ==================

The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  3 Months Ended       3 Months Ended       6 Months Ended       6 Months Ended
                                                  August 31, 1998      August 31, 1999      August 31, 1998      August 31, 1999
                                                  ---------------      ---------------      ---------------      ---------------
Revenues:
  Oil and gas                                     $       345,638      $       391,250      $       751,349      $       711,191
  Gravel                                                   23,794               26,000               41,269               42,768
  Other                                                    10,650                9,750               21,300               19,500
                                                  ---------------      ---------------      ---------------      ---------------
    Total revenues                                        380,082              427,000              813,918              773,459
                                                  ---------------      ---------------      ---------------      ---------------

Operating expenses:
  Oil and gas                                             347,712              325,074              712,738              691,347
  Coal and gravel                                          23,948               14,480               53,822               31,548
  Real estate development                                  19,880                7,071               56,141               15,983
  General and administrative                              119,052              115,877              261,072              241,592
                                                  ---------------      ---------------      ---------------      ---------------
    Total operating expenses                              510,592              462,502            1,083,773              980,470
                                                  ---------------      ---------------      ---------------      ---------------

      Loss from operations                               (130,510)             (35,502)            (269,855)            (207,011)
                                                  ---------------      ---------------      ---------------      ---------------

Other income (expense):
  Interest and dividend income                             65,511               41,243              106,845               83,331
  Gain on sale of oil and gas properties                   12,890                6,574            1,516,963               14,552
  Other, net                                              (23,909)                 332             (121,639)               6,012
                                                  ---------------      ---------------      ---------------      ---------------
    Total other income                                     54,492               48,149            1,502,169              103,895
                                                  ---------------      ---------------      ---------------      ---------------

    Income (loss) before income taxes                     (76,018)              12,647            1,232,314             (103,116)
                                                  ---------------      ---------------      ---------------      ---------------

Income tax expense (benefit)                              (19,437)               4,471              418,448              (34,830)
                                                  ---------------      ---------------      ---------------      ---------------

        Net income (loss)                         $       (56,581)     $         8,176      $       813,866      $       (68,286)
                                                  ===============      ===============      ===============      ===============

Income (loss) per common share                    $         (0.01)     $          0.00      $          0.17      $         (0.01)
                                                  ===============      ===============      ===============      ===============

Weighted average shares outstanding                     4,796,064            4,616,956            4,824,118            4,617,079
                                                  ===============      ===============      ===============      ===============



The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      6 Months Ended       6 Months Ended
                                                                      August 31, 1998      August 31, 1999
                                                                      ---------------      ---------------
Cash flows from operating activities:
  Net income (loss)                                                   $       813,866      $       (68,286)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depletion and depreciation                                             299,060              301,611
       Accretion on investment securities, net                                 (4,459)                  14
       Gain on sales of property and equipment                             (1,516,963)             (20,051)
       Deferred federal income taxes                                          (89,761)                   0
       Other than temporary loss on investment securities                     130,676                    0
       Net changes in assets and liabilities:
         Trade accounts receivable                                            202,394              (26,628)
         Federal income tax receivable                                              0             (128,059)
         Prepaid expenses and other current assets                             11,742               12,506
         Accounts payable                                                      54,971              (38,738)
         Federal income tax payable                                           177,056                    0
         Accrued expenses                                                      33,083               (6,404)
                                                                      ---------------      ---------------
           Net cash provided by operating activities                          111,665               25,965
                                                                      ---------------      ---------------
Cash flows from investing activities:
  Additions to oil and gas properties                                      (1,154,046)             (71,053)
  Additions to real estate held for development                              (178,271)             (56,770)
  Additions to other property and equipment                                   (30,890)                   0
  Increase in other assets                                                    (10,222)               2,736
  Proceeds from sale of oil and gas properties                              3,005,199               18,052
  Proceeds from sale of other property and equipment                          100,736               64,655
  Maturities/calls of investments available for sale                          525,959              100,000
                                                                      ---------------      ---------------
           Net cash provided by  investing activities                       2,258,465               57,620
                                                                      ---------------      ---------------
Cash flows from financing activities:
  Purchases of treasury stock                                                (412,941)             (40,655)
                                                                      ---------------      ---------------
           Net cash used in financing activities                             (412,941)             (40,655)
                                                                      ---------------      ---------------

Net increase in cash and cash equivalents                                   1,957,189               42,930

Cash and cash equivalents at beginning of period                              877,006            2,614,499
                                                                      ---------------      ---------------

Cash and cash equivalents at end of period                            $     2,834,195      $     2,657,429
                                                                      ===============      ===============

Supplemental disclosures of cash flow information:
  Interest paid                                                       $            --      $            --
  Income taxes paid                                                   $       319,939      $           229

  Recognition in Stockholders' Equity of the net unrealized holding gain (loss) on available for sale securities of ($87,822), net of tax effect of ($67,956) during the six months ended August 31, 1998 and $131,015 net of tax effect of $67,492 during the six months ended August 31, 1999.


The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for three and six month periods ended August 31, 1998 and 1999 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

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

RESULTS OF OPERATIONS

         The Company had net income of $8,176 ($.00 per share) in the three months ended August 31, 1999 compared to a net loss of $56,581 ($.01 per share) during the three months ended August 31, 1998. In the six months ended August 31, 1999, the Company incurred a net loss of $68,286 ($.01 per share) compared to net income of $813,866 ($.17 per share) in the 1998 six-month period. Improved product prices and reduced operating expenses were the primary reasons for the Company's net income in the 1999 three-month period. In the six months ended August 31, 1998, the Company realized an approximate $1,504,100 gain from the sale of its Limestone County, Texas property (the "Limestone County property"), which ensured the Company's profitability for that period. The Company had a loss from operations in all reported periods but the amount of such loss in the three months ended August 31, 1999 ($35,502) was significantly less than that incurred in the preceding quarter ended May 31, 1999 ($171,509).

         Oil and gas revenues increased approximately $45,600 (13.2%) in the three months ended August 31, 1999 but declined approximately $40,200 (5.3%) in the six-month period. The principal reason for the increase in revenues for the three-month period was an approximate $7.00 per barrel increase (61.3%) in the average price of oil received by the Company during the period compared to the 1998 period as oil production from the Company's principal property in Madison County, Texas (the "Madison County property") declined 7,900 barrels, resulting in an overall production decline for the Company of approximately 6,900 barrels (29.0%). The Company's average gas price received also increased over 10% in the three-month 1999 period. In the six-month period ended August 31, 1999, a $4.66 per barrel increase (38.5%) in the Company's average oil price received was not sufficient to offset the 16,700 barrel decline in production from the Madison County property. The Madison County property is fully developed and at the stage in its production history where declines are to be expected; however, the operator of the property has advised the Company that certain of the wells are still flowing and production from them should increase when they quit flowing and are placed on pumping units. Other wells operate with low volume pumping units and are capable of greater production levels.

         Revenues from the Company's gravel operations increased approximately $2,200 (13.5%) and $1,500 (5.7%) in the three and six-month periods ended August 31, 1999, respectively, due to the higher level of gravel sales made by Durango Construction, Inc. from the Company's Colorado gravel property. Rentals received by the Company from its surface lease to such corporation were unchanged in the comparable 1998 and 1999 periods. The Company had no coal revenues in any of the periods.

         The expenses of the Company's oil and gas operations declined approximately $22,600 (6.5%) and $21,400 (3.0%) in the three and six-month periods ended August 31, 1999, respectively. In the three-month period, the absence of any dry hole costs and geological and geophysical expense more than offset increased depletion and depreciation expense resulting from new properties in Gregg and Panola Counties, Texas and greater lease operating expense for the Madison County property. In the six-month period, a significant reduction in geological and geophysical expense and smaller reductions in dry hole costs, production and ad valorem taxes and engineering expense again overcame smaller overall increases in depletion and depreciation and lease operating expenses. Lease operating expense for the North Texas area was significantly lower in the 1999 six-month period.

         The expenses of the Company's coal and gravel operations were approximately $9,500 (39.5%) and $22,300 (41.4%) lower in the three and six months ended August 31, 1999 as most categories of operating expense continued to decline. The only expense category reflecting an increase in the six-month period was testing and permitting expense, which resulted from required reclamation work. The expenses of the Company's real estate development activities decreased approximately $12,800 (64.4%) and $40,200 (71.5%), respectively, in the three and six-month 1999 periods due to the cutback in the Company's operations in this area pending its finalizing a master development plan for its Colorado land.

         In the three and six months ended August 31, 1999, general and administrative expense declined approximately $3,200 (2.7%) and $19,500 (7.5%), respectively. In the three-month period, the principal reason for the decline was reduced governmental reporting expense, the amount of which was partially offset by higher auditing, tax accounting and shareholder reporting expenses. In the six-month period, significantly lower independent petroleum engineering expense incurred with respect to the Company's yearend oil and gas reserve report, the absence of any letter of credit fees for reclamation bonds due to a timing difference and lower miscellaneous expense offset increased payroll expense.

         Other income (expense) was an income item in all 1998 and 1999 periods although there was a significant difference in the level of such income between the 1998 six-month period and each of the other periods. In the 1998 six-month period, the Company sold its Limestone County property to Mitchell Energy Corporation and recorded an approximate $1,504,100 gain from such sale, which compared to gains from property sales of only approximately $14,600 in the 1999 six-month period. Interest and dividend income were greater in both 1998 periods as compared to the 1999 periods due to the maturing of corporate bonds in 1999, the proceeds of which were reinvested at a lower rate of interest. The Company did, however, incur writedowns in the carrying value of the Company's investment in an equity security in both 1998 periods, but there was no such expense in the 1999 periods.

         The Company's weighted average shares outstanding declined approximately 3.7% and 4.3%, respectively, in the three and six-month periods ended August 31, 1999 primarily due to purchases of the Company's common stock made by the Company prior to the commencement of the 1999 periods. The Company purchased 13,631 shares of its common stock in the three months ended August 31, 1999 and only an additional 500 shares in the six-month period. The Company did not purchase any of its shares from the Estate of Noel Pautsky prior to such Estate's filing its federal estate tax return in August 1999 as it had previously reported it might do.

FINANCIAL CONDITION AND LIQUIDITY

         During the first half of fiscal 2000, the Company's operating and investing activities funded its financing activities, resulting in an approximate $42,900 increase in cash and cash equivalents at August 31, 1999. Operating activities contributed approximately $26,000 and investing activities provided approximately $57,600 in funds during the period. Cash from the Company's investing activities came primarily from the maturity of an investment available for sale and the sale of other property and equipment and more than offset additions to oil and gas properties and real estate held for development. The Company's financing activities during the six months ended August 31, 1999 consisted solely of purchases of treasury stock and used approximately $40,700 in funds. At August 31, 1999, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $3,122,100.

                  The Company expects to fund its contemplated operations and any stock purchases it makes during the remainder of fiscal 2000 from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and any cash flow from its oil and gas properties.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's 1999 Annual Meeting of Shareholders (the "Meeting") was held on July 21, 1999.

         (b) At the Meeting, Sandra Pautsky, Danny Croker and Randy Camp were elected as directors of the Company to serve until the 2000 Annual Meeting of Shareholders or until their successors are elected.

         (c) A total of 4,051,608 shares were represented in person or by proxy at the Meeting. The election of directors was the only matter voted upon by the Company's shareholders at the Meeting.
The following sets forth the results of the vote:


                                    NUMBER OF SHARES              NUMBER OF SHARES
         NAME OF NOMINEE               VOTED FOR                 AUTHORITY WITHHELD
         ---------------            ----------------             ------------------

         Sandra Pautsky                4,050,808                       800
         Danny Croker                  4,050,808                       800
         Randy Camp                    4,050,808                       800


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - Financial Data Schedule for the six months ended August 31, 1999 filed as Exhibit 27.

         (b) Reports on Form 8-K - During the three months ended August 31, 1999, the Company filed a report on Form 8-K dated July 6, 1999 reporting under
Item 4 the resignation of KPMG LLP as the independent public accountants of the Company as of such date.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OAKRIDGE ENERGY, INC.
                                         (Registrant)



DATE: October 15, 1999                 By /s/ Sandra Pautsky
                                         ---------------------------------------
                                       Sandra Pautsky, President


                                       By /s/ Carol J. Cooper
                                         ---------------------------------------
                                       Carol J. Cooper, Chief Accounting Officer

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