Form 10QSB
period 1999-11-30
OAKRIDGE ENERGY INC
filed 2000-01-14
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1999.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1999: Common Stock, $.04 par value - 4,517,173 shares

Transitional Small Business Disclosure Format (check one);
YES [   ]                                   NO [ X ]

                                      INDEX


                                                                                                           Page #
Part I - Financial Information
        1.  Financial Statements:

         Condensed Balance Sheets at
                 February 28, 1999 and November 30, 1999                                                        1

         Condensed Statements of Operations
                 For the Three Months Ended November 30, 1998 and 1999                                          2
                 For the Nine Months Ended November 30, 1998 and 1999

         Statements of Cash Flows
                 For the Nine Months Ended November 30, 1998 and 1999                                           3

         Notes to Condensed Financial Statements                                                                4

        2.  Management's Discussion and Analysis or Plan of Operation                                           5

Part II  - Other Information
        5.  Other Information                                                                                   9

        6.  Exhibits and Reports on Form 8-K                                                                    9


Signatures                                                                                                      9

Part I of this Report contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 2. - Management's Discussion and Analysis or Plan of Operation" for a description of various factors that could materially affect the ability of the Company to achieve the results described in the forward looking statements.



                                      (i)

ITEM 1. FINANCIAL STATEMENTS.
                              OAKRIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                                      As of                 As of
                                                                                February 28, 1999      November 30, 1999
                                                                                -----------------      -----------------
                                                                                                           (Unaudited)
Current assets:
    Cash and cash equivalents                                                   $       2,614,499      $       2,625,281
    Trade accounts receivable                                                             139,556                188,167
    Investment securities                                                                 425,350                323,514
    Deferred tax asset                                                                    303,784                284,291
    Prepaid expenses and other                                                             74,372                100,510
                                                                                -----------------      -----------------
              Total current assets                                                      3,557,561              3,521,763
                                                                                -----------------      -----------------


Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
      $4,447,294 on February 28, 1999 and $4,536,512 on November 30, 1999               2,283,691              2,005,552

Coal and gravel properties, net of accumulated depletion and depreciation
     of $8,384,397 on February 28, 1999 and $8,401,005 on November 30, 1999               353,199                336,591

Real estate held for development                                                        2,704,381              2,761,358

Other property and equipment, net of accumulated depreciation
     of $686,404 on February 28, 1999 and $355,902 on November 30, 1999                   183,260                151,004

Other assets                                                                            1,082,826              1,070,791
                                                                                -----------------      -----------------
                                                                                $      10,164,918      $       9,847,059
                                                                                =================      =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $         106,380      $         121,900
    Accrued expenses                                                                       80,243                 57,602
                                                                                -----------------      -----------------
              Total current liabilities                                                   186,623                179,502

Deferred Federal income taxes                                                             464,917                414,904
                                                                                -----------------      -----------------
              Total liabilities                                                           651,540                594,406
                                                                                -----------------      -----------------

Stockholders' equity:
    Common stock, $.04 par value, 20,000,000
        shares authorized, 10,157,803 shares issued                                       406,312                406,312
    Additional paid-in capital                                                            805,092                805,092
    Retained earnings                                                                  17,598,645             17,583,479
    Unrealized loss on investment securities
         available for sale, net of income taxes                                         (123,700)               (85,859)
    Less treasury stock, at cost, 5,540,199 shares on February 28, 1999
         and 5,640,630 on November 30, 1999                                            (9,172,971)            (9,456,371)
                                                                                -----------------      -----------------
                   Total stockholders' equity                                           9,513,378              9,252,653
                                                                                -----------------      -----------------

                                                                                $      10,164,918      $       9,847,059
                                                                                =================      =================

The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                   3 Months Ended       3 Months Ended       9 Months Ended       9 Months Ended
                                                  November 30, 1998    November 30, 1999    November 30, 1998    November 30, 1999
                                                  -----------------    -----------------    -----------------    -----------------

Revenues:
   Oil and gas                                    $         310,549    $         402,140    $       1,061,898    $       1,113,331
   Coal and gravel                                           30,202               25,460               71,471               68,228
   Other                                                     10,650                9,750               31,950               29,250
                                                  -----------------    -----------------    -----------------    -----------------
      Total revenues                                        351,401              437,350            1,165,319            1,210,809
                                                  -----------------    -----------------    -----------------    -----------------

Operating expenses:
   Oil and gas                                              401,775              237,615            1,114,513              928,962
   Coal and gravel                                           22,589               15,580               76,411               47,128
   Real estate development                                   11,444                6,445               67,585               22,428
   General and administrative                               114,003               99,059              375,075              340,651
                                                  -----------------    -----------------    -----------------    -----------------
      Total operating expenses                              549,811              358,699            1,633,584            1,339,169
                                                  -----------------    -----------------    -----------------    -----------------

      Income (loss) from operations                        (198,410)              78,651             (468,265)            (128,360)
                                                  -----------------    -----------------    -----------------    -----------------

Other income (expense):
   Interest and dividend income                              51,907               42,827              158,752              126,158
   Gain (loss) on sale of oil and gas properties             43,945               (8,166)           1,560,908                6,386
   Other, net                                              (163,506)              (7,672)            (285,145)              (1,660)
                                                  -----------------    -----------------    -----------------    -----------------
      Total other income (expense)                          (67,654)              26,989            1,434,515              130,884
                                                  -----------------    -----------------    -----------------    -----------------

      Income (loss) before income taxes                    (266,064)             105,640              966,250                2,524
                                                  -----------------    -----------------    -----------------    -----------------

Income tax expense (benefit)                                (51,273)              52,520              367,175               17,690
                                                  -----------------    -----------------    -----------------    -----------------

         Net income (loss)                        $        (214,791)   $          53,120    $         599,075    $         (15,166)
                                                  =================    =================    =================    =================

            Basic and diluted income (loss)
               per common share                   $           (0.05)   $            0.01    $            0.13    $           (0.00)
                                                  =================    =================    =================    =================

Weighted average shares outstanding                       4,660,860            4,588,354            4,770,091            4,607,574
                                                  =================    =================    =================    =================



The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                        For 9 Months       For 9 Months
                                                                           Ended              Ended
                                                                     November 30, 1998    November 30, 1999
                                                                     -----------------    -----------------

Cash flows from operating activities:
   Net income (loss)                                                 $         599,075    ($         15,166)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depletion and depreciation                                            505,338              421,404
         Accretion/amortization on investment securities, net                   (5,066)                  14
         Gain on sales of oil and gas properties                            (1,527,731)              (6,386)
         Loss (gain) on sales of other property and equipment                  (33,177)               2,172
         Other than temporary loss on investment securities                    294,362                    0
         Deferred federal income taxes                                         (59,777)             (50,013)
         Net changes in assets and liabilities:
            Trade accounts receivable                                          214,390              (48,610)
            Prepaid expenses and other current assets                           14,565               17,771
            Accounts payable                                                  (141,752)              15,520
            Accrued expenses                                                     5,340              (22,641)
            Federal income tax payable                                          89,551              (42,987)
                                                                     -----------------    -----------------
               Net cash provided by (used in) operating activities             (44,882)             271,078
                                                                     -----------------    -----------------

Cash flows from investing activities:
   Additions to oil and gas properties                                      (1,600,351)             (93,567)
   Additions to real estate held for development                              (222,031)             (68,984)
   Additions to other property and equipment                                   (30,891)                   0
   Decrease in other assets                                                     46,516                    0
   Proceeds from sale of oil and gas properties                              3,049,600                9,887
   Proceeds from sale of other property and equipment                                0                5,500
   Proceeds from sale/relinquishment of other assets                           100,736               59,155
   Principal payments received on notes receivable                               3,827               11,113
   Maturities/calls of investments available for sale                        1,000,959              100,000
                                                                     -----------------    -----------------
               Net cash provided by investing activities                     2,348,365               23,104
                                                                     -----------------    -----------------

Cash flows from financing activities:
   Purchases of treasury stock                                                (787,546)            (283,400)
                                                                     -----------------    -----------------
               Net cash used in financing activities                          (787,546)            (283,400)
                                                                     -----------------    -----------------

Net increase in cash and cash equivalents                                    1,515,937               10,782

Cash and cash equivalents at beginning of period                               877,006            2,614,499
                                                                     -----------------    -----------------

Cash and cash equivalents at end of period                           $       2,392,943    $       2,625,281
                                                                     =================    =================

Supplemental disclosures of cash flow information:
   Interest paid                                                     $               0    $              74
   Income taxes paid                                                 $         319,998    $          91,633

Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $32,432 net of tax effect of ($6,006) during the nine months ended November 30, 1998, and $37,840 net of tax effect of $19,494 during the nine months ended November 30, 1999.




The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for three and nine month periods ended November 30, 1998 and 1999 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

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

RESULTS OF OPERATIONS

         The Company had income from operations of $78,651 and net income of $53,120 ($.01 per share) in the three months ended November 30, 1999 compared to a net loss of $214,791 ($.05 per share) during the three months ended November 30, 1998. The 1999 three-month period was the first quarter that the Company had income from operations in some time. In the nine months ended November 30, 1999, the Company incurred a net loss of $15,166 ($.00 per share) compared to net income of $599,075 ($.13 per share) in the 1998 nine-month period. As was the case in the preceding quarter ended August 31, 1999, improved product prices and reduced operating expenses were the primary reasons for the Company's net income in the 1999 three-month period and the reduction of the Company's net loss for the nine-month period. In the nine months ended November 30, 1998, the Company's net income was attributable to the approximate $1,504,100 gain the Company realized from the sale of its Limestone County, Texas property (the "Limestone County property").

         Oil and gas revenues increased approximately $91,600 (29.5%) and $51,400 (4.8%) in the three and nine months ended November 30, 1999, respectively, due to significantly improved average oil and gas prices received by the Company. The following tables show the Company's average oil and gas prices received during each of the 1998 and 1999 periods and the dollar amounts and percentages of increase in such prices between the periods:


                 AVERAGE           AVERAGE
                  PRICE             PRICE
                3 MONTHS           3 MONTHS                       PERCENTAGE
              ENDED 11/30/98    ENDED 11/30/99    $INCREASE        INCREASE
              --------------    --------------   -----------      ----------
Oil/bbl.          $12.54             $22.76         $10.22           81.5%
Gas/MCF             1.81               3.03           1.22           67.4



                AVERAGE            AVERAGE
                 PRICE              PRICE
                9 MONTHS           9 MONTHS                      PERCENTAGE
              ENDED 11/30/98     ENDED 11/30/99   $INCREASE       INCREASE
              --------------     --------------   ---------      ----------
Oil/bbl.          $12.22             $18.55         $ 6.33           51.8%
Gas/MCF             2.10               2.41            .31           14.8

The increases in oil and gas revenues were achieved despite fairly substantial declines in both oil and gas production from the Company's principal property in Madison County, Texas (the "Madison County property"). As previously reported, the Madison County property is now fully developed and at the stage in its production history where declines are expected, although certain of the wells are flowing and production from them should increase when they quit flowing and are placed on pumping units. In addition, other wells operate with low volume pumping units and are capable of greater production levels.

         Revenues from the Company's gravel operations declined approximately $4,700 (15.7%) and $3,200 (4.5%) in the three and nine-month 1999 periods, respectively, after posting gains in the preceding quarter and the six-month 1999 period as the level of gravel sales made by Durango Construction, Inc. from the Company's Colorado gravel property fell in the third quarter of the 1999 period as compared to the 1998 period. Rentals received by the Company from its surface lease to such corporation remained constant in all comparable periods. The Company had no coal revenues in any of the periods.

         The expenses of the Company's oil and gas operations declined approximately $164,200 (40.9%) and $185,600 (16.6%) in the three and nine-month 1999 periods, respectively. Principal reasons for the declines were the absence of any lease impairment charges in both 1999 periods and the absence of any dry hole costs in the three-month period and a sharp reduction in such costs in the nine- month period. During both 1998 periods, the Company incurred approximately $115,200 in lease impairment charges. In addition, ad valorem taxes were significantly lower in both 1999 periods and geological and geophysical expense fell approximately $25,600 in the nine-month period. Depletion and depreciation expense remained at approximately the same levels in both 1998 and 1999 periods as lower expense on the Madison County property was offset by higher expense from new Gregg and Panola County, Texas leases. The only category of expense to increase significantly in the 1999 nine- month period was lease operating expense, which rose approximately $15,400 (4.4%) due to higher operating expenses on certain of the

Madison County property wells and expenses associated with the new Gregg and Panola County, Texas leases.

         The expenses of the Company's coal and gravel operations were approximately $7,000 (31.0%) and $29,300 (38.3%) lower, respectively, in the three and nine months ended November 30, 1999 as virtually all categories of expense continued to decline. The only expense category reflecting an increase in either period was testing and permitting expense in the nine-month period, which resulted from required reclamation work. The expenses of the Company's real estate held for development decreased approximately $5,000 (43.7%) and $45,200 (66.8%) in the three and nine-month 1999 periods, respectively, as the Company continued the cutback of its operations in this area.

         In the three and nine months ended November 30, 1999, general and administrative expense declined approximately $14,900 (13.1%) and $34,400 (9.2%). In the three-month period, the principal reasons for the decline were lower auditing and tax accounting fees and general depreciation expense. In the nine- month period, significantly lower independent petroleum engineering expense incurred with respect to the Company's yearend oil and gas reserve report, the absence of any letter of credit fees for reclamation bonds due to a timing difference, lower employee benefits expense and reduced miscellaneous expense were the main reasons for the reduced general and administrative expense.

         Other income (expense) was an approximate $67,700 expense item in the three months ended November 30, 1998 but turned into an approximate $27,000 income item in the comparable 1999 period. The Company wrote down the carrying value of the Company's investment in an equity security in both the three and nine-month 1998 periods, and this was the principal reason for other income (expense) being an expense item in the three-month 1998 period. In the nine months ended November 30, 1998, however, the Company sold its Limestone County property to Mitchell Energy Corporation and recorded an approximate $1,504,100 gain from such sale, which more than offset the equity security writedowns during the period. Other income (expense) declined approximately $1,303,600 (90.9%) in the nine months ended November 30, 1999 as the Company recorded gains from property sales of only $6,400 in such period. Interest and dividend income was greater in both 1998 periods as compared to the 1999 periods due to the maturing of corporate bonds in 1999, the proceeds of which were reinvested at a lower rate of interest.

         The Company recorded income tax expense of approximately $17,700 in the nine months ended November 30, 1999 although its pre-tax income was only approximately $2,500 due to the effect of franchise taxes in the states where the Company operates.

         The Company's weighted average shares outstanding declined approximately 1.6% and 3.4%, respectively, in the three and nine-month periods ended November 30, 1999 primarily due to purchases of the Company's common stock made by the Company during and prior to the 1999 periods. The Company purchased 86,300 shares of its common stock during the three months ended November 30, 1999, including 75,000 shares purchased from the Estate of Noel Pautsky, and purchased an additional 14,131 shares during the remainder of the nine-month 1999 period. The Company does not anticipate purchasing any additional shares from the Estate of Noel Pautsky in the immediate future.

FINANCIAL CONDITION AND LIQUIDITY

         During the first nine months of fiscal 2000, the Company's operating and investing activities funded its financing activities as had been the case in the first half of the year. As a result, cash and cash equivalents increased approximately $10,800 at November 30, 1999. Operating activities, principally through non-cash depletion and depreciation expense, contributed approximately $271,100 in funds and investing activities provided an additional approximate $23,100. Cash from the Company's investing activities came primarily from the maturity of an investment available for sale and proceeds from the sale/relinquishment of other assets and more than offset additions to oil and gas properties and real estate held for development. The Company's financing activities during the nine months ended November 30, 1999 consisted solely of purchases of treasury stock and used approximately $283,400 in funds. At November 30, 1999, the Company had no indebtedness and held cash, cash equivalents and investment securities available for sale totaling approximately $2,949,000.

         The Company expects to fund its contemplated operations and any treasury stock purchases it makes during the remainder of fiscal 2000 from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and any cash flow from its oil and gas properties.

                           PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION.

         On January 14, 2000, the Board of Directors of the Company selected the firm of Whitley Penn as the independent public accountants to examine the financial statements of the Company for the fiscal year ending February 29, 2000. The firm has not previously served as the Company's accountants. The firm of KPMG LLP ("KPMG") examined the financial statements of the Company for the fiscal years ended February 29, 1992 through February 28, 1999. KPMG resigned as the independent public accountants of the Company on July 6, 1999, and such event was reported in the Company's Report on Form 8-K (as amended) of such date.

         Prior to the engagement of Whitley Penn, neither the Company nor anyone on its behalf had consulted with such firm regarding either the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company's financial statements. In addition, prior to KPMG's resignation, the Company had no disagreements with KPMG on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure and no events identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B occurred during the KPMG engagement. Consequently, there was no need for the Company to consult with Whitley Penn regarding any such disagreement or event.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - Financial Data Schedule for the nine months ended November 30, 1999 filed as Exhibit 27.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended November 30, 1999.


                                   SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OAKRIDGE ENERGY, INC.
                                      (Registrant)



Date: January 14, 2000            By /s/ Sandra Pautsky
                                     -------------------------------------------
                                  Sandra Pautsky, President


                                  By /s/ Carol J. Cooper
                                     -------------------------------------------
                                     Carol J. Cooper, Chief Accounting Officer

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