Form 10KSB
period 2000-02-29
OAKRIDGE ENERGY INC
filed 2000-06-14
CIK 216748

                     U.S. Securities and Exchange Commission

                             Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 29, 2000

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

                    Issuer's telephone number: (940) 322-4772

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange on
       Title of each class                             which registered
       -------------------                         --------------------

              None                                            ----

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

         State issuer's revenues for its most recent fiscal year.  $1,663,894

         State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

                         $3,051,400 AS OF JUNE 12, 2000

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          4,476,923 AS OF JUNE 12, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

          Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal Year Ended February 29, 2000 - Part III


         Transitional Small Business Disclosure Format (check one):  YES [ ]  NO
         [X]

                                TABLE OF CONTENTS

                                                            PAGE
                                                            ----
PART I....................................................    1

ITEM 1.  DESCRIPTION OF BUSINESS..........................    1

         Summary of Developments in Fiscal 1998, 1999
           and 2000.......................................    1
         Oil and Gas Operations...........................    2
         Gravel Operations................................    3
         Carbon Junction Coal Mine........................    3
         Real Estate Held for Development.................    4
         Competition and Markets..........................    6
         Regulation.......................................    7
         Environmental and Health Controls................    8
         Operating Hazards and Uninsured Risks............    9
         Employees........................................    9

ITEM 2.  DESCRIPTION OF PROPERTY..........................    9

         Oil and Gas Properties...........................    9
               Reserves...................................    9
               Production.................................   10
               Lifting Costs and Average Sales Prices.....   10
               Sales Contracts and Major Customers........   11
               Developed Acreage and Productive Wells.....   11
               Undeveloped Acreage........................   12
               Drilling Activity..........................   13
         Coal and Gravel Properties.......................   13
         Real Estate......................................   15
         Office Building..................................   15

ITEM 3.  LEGAL PROCEEDINGS................................   15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS...............................   15

PART II...................................................   15

ITEM 5.  MARKET FOR COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS...............    15

                                TABLE OF CONTENTS

                                                            PAGE
                                                            ----
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.............................    16

         Results of Operations...........................    16
         Financial Condition and Liquidity...............    22
         Year 2000.......................................    23
         Forward-Looking Statements......................    23

ITEM 7.  FINANCIAL STATEMENTS............................    24

         Index to Financial Statements...................    24
         Report of Independent Auditors..................    25
         Independent Auditors' Report....................    26
         Balance Sheets as of February 29, 2000 and
           February 28, 1999.............................    27
         Statements of Operations for the years ended
           February 29, 2000 and February 28, 1999.......    29
         Statements of Stockholders' Equity for the
           years ended February 29, 2000 and February
           28, 1999......................................    30
         Statements of Cash Flows for the years ended
           February 29, 2000 and February 28, 1999.......    31
         Notes to Financial Statements...................    32
         Supplemental Oil and Gas Data...................    43

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE........    46

PART III.................................................    46

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT...........................    46

ITEM 10. EXECUTIVE COMPENSATION..........................    46

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.........................    46

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS..................................    46

                                TABLE OF CONTENTS

                                                            PAGE
                                                            ----
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................    47

           Exhibits......................................    47
           Reports on Form 8-K...........................    47

SIGNATURES...............................................    48

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Oakridge Energy, Inc. (the "Company") is engaged in the exploration for and development, production and sale of oil and gas primarily in Texas. It also receives lease and royalty income from gravel deposits in Colorado and holds certain real estate in Colorado for development.

         The Company is a Utah corporation incorporated in 1969. The Company's executive offices are located at 4613 Jacksboro Highway, Wichita Falls, Texas 76302. The Company's telephone number is (940) 322-4772.

SUMMARY OF DEVELOPMENTS IN FISCAL 1998, 1999 AND 2000

         Prior to fiscal 1998, the Company had discovered material oil and gas reserves in Madison and Limestone Counties of East Texas and had developed a substantial portion of them. The Company had also received a land use permit enabling it to commence preliminary site work on the golf course portion of its planned golf course/residential lots development on 1,965 acres of land owned by the Company adjacent to Durango, Colorado. During fiscal 1998, the Company developed most of the remainder of the East Texas reserves, cleared the major brush off the land for the fairways portion of the golf course and secured the water rights and applied for the necessary permits to install an irrigation system for the golf course. In fiscal 1999, the Company completed the sale of its interest in the Limestone County, Texas field to Mitchell Energy Corporation for approximately $3.1 million in the early part of the year; however, in May 1998 Noel Pautsky, the long-time chief executive officer of the Company, died unexpectedly in Durango, Colorado while on Company business. Mr. Pautsky's death, along with the substantial decline in oil prices that occurred during the remainder of the year, caused the Company to cut back its activity level for the year, particularly in Colorado. Nevertheless, the Company did complete the "roughing in" of the last nine holes of the golf course and secured the permits to install the irrigation system, although it elected, for cost considerations, to delay the installation of the irrigation system while it considered other means of securing water for the entire development. In fiscal 2000, the Company continued to restrict its oil and gas exploration activities; however, it has recently committed to participate in an exploratory well to test all formations through approximately 9,000 feet on a 10,700 gross acre prospect in Smith County, Texas in which it will have a 25% interest. With respect to the Company's planned Colorado real estate development, uncertainties pertaining to the City of Durango's intentions in acquiring portions of the

Company's land in Colorado to build a water reservoir and to construct a collector or arterial road caused the Company to delay any further work on the golf course during the year. See "Oil and Gas Operations" and "Real Estate Held for Development" below and "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

OIL AND GAS OPERATIONS

         During fiscal 1999 and 2000, the Company's oil and gas operations were primarily conducted in Madison, Freestone, Red River, Panola and Gregg Counties of East Texas and in various areas of North Texas.

         With the death of Noel Pautsky, Sandra Pautsky, the Company's President, and Danny Croker, the Company's Vice President, took over the origination or selection of the exploration and development prospects in which the Company participates. Until fiscal 1996, the Company typically utilized its own funds to acquire oil and gas leases covering the lands comprising the prospects. The leases were obtained directly from landowners as well as from lease brokers and other operators not affiliated with the Company by direct purchase, farmin and option agreements. The Company then conducted any additional geological and/or geophysical operations considered appropriate. To share costs, the Company usually sold interests in the prospects to a limited number of industry participants and private investors.

         In recent fiscal years, the Company has purchased interests of varying size in a number of exploration prospects which were originated by others (i.e., independent geologists or other independent oil and gas companies) in order to broaden its exploratory activity exposure. These prospects covered lands in the States of Texas, Nevada, Mississippi, New Mexico, Oklahoma and Kansas. In most cases, the originator of the prospect had already assembled the leases and performed most, if not all, of the necessary geological and/or geophysical work before the interest in the prospects were offered for sale to the Company. Under such circumstances, the Company typically paid a percentage of the initial prospect costs greater than the percentage of ownership interest in the prospect which the Company acquired.

         The Company has recently committed to participate in an exploratory well to test all formations through approximately 9,000 feet on a new prospect it is acquiring in Smith County of East Texas. This prospect covers approximately 10,700 gross acres and the Company will have a 25% working interest in it. The exploratory well is scheduled to be commenced in the near future.

GRAVEL OPERATIONS

         The Company's gravel property is located on approximately 33 acres of the 1,965 acres of land owned by the Company in fee in La Plata County, Colorado. The Company received approximately $78,900 in royalty payments and rentals during fiscal 2000 from its gravel contract and surface lease entered into during fiscal 1994 with Durango Construction, Inc., now called Four Corners Materials, Inc. ("Four Corners"), pursuant to which such company is mining sand, gravel and rock products from the gravel permit area. The contract and lease have remaining terms of approximately two years, and the terms may be extended under certain conditions. The Company has recently discussed with Four Corners adding approximately seven more acres of land to the contract and lease to give Four Corners additional gravel reserves to mine. Four Corners would have the responsibility for obtaining any needed amendment to the existing gravel mining permit, which the Company transferred to Four Corners in fiscal 1998. In consideration of the Company's inclusion of the additional acreage under the contract and lease, Four Corners would perform, at the Company's expense, the required land reclamation work on the Company's coal mine permit area located on other portions of the property. See "Carbon Junction Coal Mine" below. A definitive written agreement has not yet been signed with Four Corners pertaining to the foregoing arrangement.

CARBON JUNCTION COAL MINE

         The Company owns the Carbon Junction coal mine which is also located on its 1,965 acres of land in La Plata County, Colorado. The mine permit covers
236.9 acres of the property. After the Company obtained an updated appraisal of the mine's coal deposits at the end of fiscal 1994 which concluded that the deposits had no value, the Company has limited its operations at the Carbon Junction mine since that time to maintenance and regulatory compliance activities. In fiscal 2000, the Company abandoned any further attempts to mine the coal deposits and commenced the required work to reclaim the land affected by its surface mining operations conducted in years prior to fiscal 1994. The Company has posted with the State of Colorado a reclamation performance bond in the amount of $816,526 for its Carbon Junction mine operations. The Company has recently had discussions with Four Corners concerning such company completing the reclamation work at the Company's expense (see "Gravel Operations" above), and Four Corners' engineering staff estimates that the reclamation work can be completed for approximately $413,000. Consequently, during the fourth quarter of fiscal 2000, the Company recorded approximately $413,000 for costs associated with the reclamation of the Carbon Junction mine and surrounding property. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

REAL ESTATE HELD FOR DEVELOPMENT

         The Company's planned golf course/residential lots development is located on approximately 300 acres of the 1,965 acres of land owned by the Company in La Plata County, Colorado. The land is located adjacent to Durango, Colorado along the two principal highways leading into Durango from the south. The entrance to the land is located approximately 2.5 miles southeast of the City. The land is not currently in the City limits of Durango but possibly could be annexed in the future.

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

         The selection of a consultant to assist the Company in preparing the master plan and the completion of such master plan with a definitive cost estimate was the primary objective for the Company with respect to the development in fiscal 2000. Although the Company made progress in selecting a consultant, it delayed final selection due to uncertainties involved in whether a contemplated additional water reservoir to be constructed by the City of Durango will be located on a portion of the Company's land and whether the City will proceed with its planning staff's desire to construct a collector or arterial road through the Company's land. The prospective water reservoir location would take a portion of the back nine holes of the golf course as originally designed and, if constructed, the road would take an additional portion of such holes and direct significant traffic through the golf course. Under such circumstances, the Company did not perform any significant work on the golf course during fiscal 2000 because, if either or both of the City's projects proceed, the golf course will likely have to be redesigned.

         During the fall of 1999, the City notified the Company that it was interested in acquiring between 35 and 53 acres of land from the Company for the proposed water reservoir, and in late February 2000 the City advised the Company that it would obtain an appraisal of the land to assist in determining the purchase price. The Company has had no feedback from the City since that time. Once a final determination has been made by the City with respect to the projects, the Company will select a consultant and proceed with the development of its master plan. The Company is hopeful that all of the foregoing can be completed in fiscal 2001, but there can be no assurance that will occur.

         Further work on the development will require the Company to obtain a revised land use permit and master plan approval by La Plata County or annexation of the Company's land by the City of Durango and approval by it. The time period to obtain approval is unknown but could be lengthy. Any annexation of the land by the City could further extend the time for approval.

         It should continue to be emphasized that, although the Company believes that it has a good working relationship with the City and County governments, no assurances can be given that a revised permit and master plan approval can be obtained within satisfactory time frames and without burdensome conditions attached.

COMPETITION AND MARKETS

         COMPETITION: A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company. Competition for desirable leases and suitable prospects for oil and gas drilling operations is intense, and in the past the Company has experienced significant competition in obtaining the services of drilling contractors and in purchasing tubular goods and other materials necessary to drill and complete wells. In fiscal 2000, the Company did not experience any difficulty in obtaining services and materials because of its cut back in exploration activities, although the significant product price increases which occurred in the industry during the year caused demand for such services and materials to rise dramatically from what was the case in fiscal 1999 when product prices were depressed.

         The gravel and coal industries are also highly competitive. A principal competitive factor in both industries is product price. In addition, with respect to coal, its quality and, in regard to major sales agreements, the financial and organizational ability of the selling company to meet long-term coal delivery requirements of utility companies, are important. With regard to quality of coal, the important criteria include BTU (heating value), sulfur and ash content.

         MARKETS: The Company's ability to produce and market oil and gas profitably depends upon a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted or anticipated. These factors include the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other factors affecting the availability of a ready market, such as fluctuating supply and demand. Additional factors affecting the marketing of oil and gas include imports and actions by foreign producing nations.

         After bottoming out during the fourth quarter of fiscal 1999, oil prices began an upward trend that continued throughout fiscal 2000. Consequently, the Company's average oil price received during fiscal 2000 increased $8.49 per barrel (approximately 71.7%) from that price received in fiscal 1999, and this increase had a material positive effect on the Company's revenues in fiscal 2000 and the amount of its estimated year end proven oil reserves. Although current oil prices being received by the Company have remained above an approximate $24.00 level, a return to the oil price environment experienced by the Company in fiscal 1999 would have a material adverse effect on the Company's revenues and operating cash flow and would result in decreases in the carrying value of the Company's oil and gas properties.

         The Company's average gas price received also rose $.42 per MCF (approximately 20.8%) during fiscal 2000 from $2.02 per MCF to $2.44 per MCF. While certain of the Company's gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 29, 2000. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

         All of the Company's gravel resources are currently being marketed through its contractual arrangements with Four Corners. The commencement of reclamation work by the Company at the Carbon Junction coal mine has ended any further efforts to market the coal deposits from such mine.

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

         COAL AND GRAVEL: The Company's coal operations in the past have been subject to extensive regulation under the Surface Mining Control and Reclamation Act of 1977 and the Colorado law of a similar nature and the Clean Air Act of 1990. The effects of such regulation have been to increase significantly the lead time to commence actual surface coal mining operations, to make it more costly for the Company's coal to be marketed and effectively to limit the customers for the Company's coal to certain types of power plants. The Company's gravel operations are subject to comparable regulation, but compliance standards are less rigid.

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

EMPLOYEES

         As of June 12, 2000, the Company had four full-time employees and one part-time employee. Two of the employees and the part-time employee were located at the Company's executive offices, one was located at the Company's coal, gravel and real estate development operations office in Durango, Colorado and one was a field employee located in North Texas. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

     (a) OIL AND GAS PROPERTIES.

RESERVES

         Reference is made to "Supplemental Oil and Gas Data (Unaudited)" included in the Notes to Financial Statements for additional information concerning: (i) certain cost and revenue information pertaining to the Company's oil and gas producing activities; (ii) estimates of the Company's oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company's oil and gas reserves and the changes in such standardized measure. The engineering report with respect to the Company's proved oil and gas reserves as of February 29, 2000 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas ("Stephens Engineering"). At such date, all of the Company's oil and gas reserves were located in the United States and in the States of Texas, Mississippi, Colorado, Oklahoma and New Mexico.

         No reserve reports pertaining to the Company's proved net oil or gas reserves were filed with any Federal governmental authority or agency during the fiscal year ended February 29, 2000, and no major discovery is believed to have caused a significant change in the Company's estimates of proved reserves since that date.

         The following table reflects Stephens Engineering's estimate of those quantities of oil and gas which can be produced from the Company's proved developed reserves as of February 29, 2000 during the fiscal year ending February 28, 2001, using equipment installed and under economic and operating conditions existing at February 29, 2000:

                           Oil (Bbls.).............. 46,671
                           Gas (MCF)................ 70,866

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

PRODUCTION

         The following table shows for each of the three fiscal years ended February 29, 2000 the total production attributable to the Company's oil and gas interests:

 FISCAL YEAR ENDED              OIL             GAS
  FEBRUARY 28/29              (BBLS.)          (MCF)
------------------            -------          -----
2000.......................    61,220          110,051
1999.......................    87,345          133,478
1998.......................   147,911          437,064

LIFTING COSTS AND AVERAGE SALES PRICES

         The Company's production (lifting) costs and average sales prices received during each of the three fiscal years ended February 29, 2000 were as shown in the following table:

                                                  FISCAL YEAR
                                              ENDED FEBRUARY 28/29
                                            -----------------------
                                             2000    1999    1998
                                            ------  ------  -------
         Lifting Costs

         Per Equivalent Unit (Bbls.)...     $ 7.58  $ 5.27  $  3.36

         Average Sales Prices

         Oil (per Bbl.)................      20.32   11.83    18.28
         Gas (per MCF).................       2.44    2.02     2.30

SALES CONTRACTS AND MAJOR CUSTOMERS

         The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company's producing properties are located. During the fiscal year ended February 29, 2000, approximately 82% of the Company's oil sales were made to Plains Marketing & Transportation. During fiscal 2000, approximately 77% of the Company's gas sales were made on the spot market to TXU Fuel.

         Substantially all of the Company's oil sales to Plains Marketing & Transportation and its gas sales to TXU Fuel were from the Company's Madison County, Texas property.

         In the opinion of management, the termination of any of the Company's sales contracts would not adversely affect the Company's ability to sell its oil and gas production at comparable prices.

DEVELOPED ACREAGE AND PRODUCTIVE WELLS

         As of February 29, 2000, the Company owned working and overriding royalty interests in 9,192 gross (2,590 net) acres of developed oil and gas leases and 73 gross (22.87 net) productive oil and gas wells.

         The following table summarizes the Company's developed acreage and productive wells as of February 29, 2000:

                              Developed Acreage(1)             Productive Wells(1)(3)
                          ----------------------------      ---------------------------
                             Gross(2)        Net(2)           Gross(2)         Net(2)
                          -------------   ------------      ------------     ---------
                          Oil     Gas      Oil     Gas      Oil     Gas    Oil     Gas
                          ---     ---      ---     ---      ---     ---    ---     ---
Texas:
  Madison Co. .........   4,515      --   1,129      --      28      --    7.00     --
  All Other Cos........   2,121   1,914   1,187     177      32       9   14.03   1.49
Mississippi ...........      40      --       1      --       1      --     .01     --
Colorado ..............      --     242      --       4      --       1      --    .02
Oklahoma ..............      40      --       1      --       1      --     .03     --
New Mexico ............      --     320      --      91      --       1      --    .29
                          -----   -----   -----   -----   -----   -----   -----   ----

         Total ........   6,716   2,476   2,318     272      62      11   21.07   1.80
                          =====   =====   =====   =====   =====   =====   =====   ====

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

(3) Includes 12 gross (4.87 net) shut-in wells; excludes 6 gross (2.60 net) water injection wells.

UNDEVELOPED ACREAGE

         The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 29, 2000:

     STATE                          GROSS ACRES   NET ACRES
     -----                          -----------   ---------
     Texas ..........................   14,879        4,577
     Arkansas .......................    2,428        1,214
                                        ------       ------

                                Total   17,307        5,791
                                        ======       ======

         All of the Company's undeveloped leases in the State of Arkansas cover lands located in Miller County. In the absence of drilling activity which establishes commercial reserves sufficient to justify retention, the Company's leases on approximately 62% of its net acres will expire in fiscal 2001, approximately 3% will expire in fiscal 2002, 6% will expire in fiscal 2003, less than 1% will expire in fiscal 2004 and 3% will expire in fiscal 2005. The remaining approximate 26% of the Company's undeveloped acreage, which includes all of such acreage in the State of Arkansas and a portion of such acreage in Gregg and Montague Counties, Texas, is currently held in force by production from shallow depth horizons in which the Company has no ownership interest.

DRILLING ACTIVITY

         The following table sets forth the results of the Company's drilling activity for each of the three fiscal years ended February 29, 2000:

                                         Exploratory Wells
                     -------------------------------------------------------------
       Fiscal Year             Gross                             Net
         Ended       ---------------------------   -------------------------------
     February 28/29  Productive  Dry       Total   Productive     Dry        Total
     --------------  ----------  ---       -----   ----------     ---        -----
     1998..........     3          2         5         .38         .45         .83
     1999..........     2          6         8         .29        1.20        1.49
     2000..........     1          0         1         .33          --         .33
                       --         --        --        ----        ----        ----

       Total.......     6          8        14        1.00        1.65        2.65
                       ==         ==        ==        ====        ====        ====


                                        Development Wells
                     -------------------------------------------------------------
      Fiscal Year              Gross                                Net
         Ended       --------------------------       -----------------------------
     February 28/29  Productive   Dry     Total       Productive  Dry         Total
     --------------  ----------   ---     -----       ----------  ---         -----
     1998              15            1      16         2.94       .25          3.19
     1999...........    4           --       4         1.00        --          1.00
     2000...........   --           --      --           --        --            --
                     ----         ----    ----        -----       ---          ----

       Total........   19            1      20         3.94       .25          4.19
                     ====         ====    ====        =====       ===          ====

As of February 29, 2000, the Company was not in the process of drilling any exploratory or development wells.

         (b) COAL AND GRAVEL PROPERTIES.

         As of February 29, 2000, the Company held 3,156 (1,787 net) acres of coal leases as described in the following table:

                                  GROSS ACRES      NET ACRES
                                  -----------      ---------
Colorado:
   La Plata Co.(1).............       1,825          456
   Routt Co.(2)................       1,331        1,331
                                      -----        -----
                  Total........       3,156        1,787
                                      =====        =====

------------

(1) The leases were acquired in October 1990 and have remaining primary terms of approximately 15 years. No annual delay rentals or advance minimum royalties are required. See discussion following this table.

(2) The lease was acquired in January 1991 and has a remaining primary term of approximately one year with annual delay rentals of $1 per acre and advance minimum royalties of $10 per acre.

         The Company's Carbon Junction coal mine is located upon the 1,825 acres in La Plata County, Colorado described in the foregoing table. The renewal mine permit issued by the State of Colorado for such coal mine pertains to approximately 237 acres out of such 1,825 acres. The leases described in note
(1) to the table cover a 25% interest in the coal under the 1,825 acres. The Company owns most of the surface estate and the other 75% interest in the coal and has the executive rights (i.e., the exclusive right to sign coal leases) on the 25% interest.

         In 1991, the Company purchased the surface estate, a 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of 200 additional acres in La Plata County adjacent to the 1,825 acre tract. The Company has not yet leased the remaining 25% interest in the coal. By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described 1,825 acre and 200 acre tracts. The Company has ended any plans to attempt to operate the Carbon Junction coal mine and has started the reclamation work on the land affected by its prior mining operations. See "Item 1 - Description of Business - Carbon Junction Coal Mine." The Company expects, however, to continue the coal leases as they involve no significant expense to it.

         The Company also owns 55% of the gravel, oil, gas and other mineral rights with respect to the 1,825 acre tract in La Plata County, Colorado and has the executive rights on the remaining 45%. During fiscal 1998, the Company's permit from the State of Colorado to mine gravel from 33 acres on such tract was transferred to Four Corners, which is currently mining sand, gravel and rock products from the permit area pursuant to its contract and lease with the Company. See "Item 1. - Description of Business - Gravel Operations."

         (C)      REAL ESTATE.

         The surface of most of the land in La Plata County, Colorado described in "Coal and Gravel Properties" above and adjacent acreage totaling 1,965 acres is held for development by the Company. Approximately 300 acres of such land is the subject of a planned golf course/residential lots development by the Company. See "Item 1. - Description of Business - Real Estate Held for Development."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended February 29, 2000 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock, $.04 par value, is traded in the over-the-counter market. The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 29, 2000 by quarters. Such quotations were furnished to the Company by the National Quotation Bureau, LLC and were supplied by The National Association of Securities Dealers ("NASD") through the NASD OTC Bulletin Board, the NASD's automated system for reporting NON-NASDAQ quotes and the National Quotation Bureau's Pink Sheets. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


PERIOD                                                            HIGH        LOW
------                                                          --------   --------

Fiscal Year Ended February 28,
   1999:
         Quarter Ended May 31, 1998                             $   2.88   $   2.75
         Quarter Ended August 31, 1998                              2.88       2.88
         Quarter Ended November 30, 1998                            2.88       2.50
         Quarter Ended February 28, 1999                            2.50       2.13

Fiscal Year Ended February 29,
  2000:
         Quarter Ended May 31, 1999                             $   2.25   $   2.00
         Quarter Ended August 31, 1999                              2.50       1.75
         Quarter Ended November 30, 1999                            2.50       2.38
         Quarter Ended February 29, 2000                            2.38       2.25

         As of May 10, 2000, the approximate number of holders of record of the common stock of the Company was 482.

         The Company did not pay any dividends during the two fiscal years ended February 29, 2000. There are currently no restrictions upon the Company's ability to pay dividends; however, the Company does not anticipate paying any dividends in fiscal 2001.

         The Company did not make any sales of equity securities during the two fiscal years ended February 29, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7.

RESULTS OF OPERATIONS

         During the fiscal year ended February 29, 2000, the Company incurred a net loss of $548,136 ($.12 per share) compared to a net loss of $525 ($.00 per share) during the fiscal year ended

February 28, 1999. During the fourth quarter of fiscal 2000, the Company recorded approximately $413,000 in reclamation costs for its Carbon Junction coal mine in Colorado as reclamation work commenced on the mine and surrounding property, and this charge adversely affected fiscal 2000 results. In addition, fiscal 1999 results were substantially aided by a significant gain the Company recognized on the sale of its Limestone County, Texas property in the first quarter of that year, and the absence of any comparable income in fiscal 2000 was another reason for the increased net loss in the current year. The Company did make substantial improvement in its operations in fiscal 2000, reducing its loss from operations from approximately $1,547,000 in fiscal 1999 to approximately $851,200 in fiscal 2000 due to improved oil and gas revenues and reductions in most areas of operating expenses.

         Oil and gas revenues increased approximately $230,100 (17.0%) in the fiscal year ended February 29, 2000 primarily as a result of substantially improved oil prices as oil and gas production levels both declined materially. At the end of fiscal 1999, worldwide crude oil prices were at their lowest level in at least 40 years, adjusted for inflation. Oil prices increased steadily, however, in fiscal 2000 because of production cuts by OPEC and other leading oil exporters, reduced inventories and anticipated increased demand. By November 1999, crude oil prices had reached their highest levels since the 1990 Persian Gulf War and have remained at levels above $24 during the first quarter of fiscal 2001 to date. As a result of the foregoing, the Company's average oil price received in fiscal 2000 increased 71.7% - from $11.83 per barrel in fiscal 1999 to $20.32 per barrel in fiscal 2000. The percentage increase was even more dramatic in comparing the Company's average price received during the fourth quarter of fiscal 1999, when a low point in prices occurred, with that received in the fourth quarter of fiscal 2000, when a high point in prices resulted. In the fourth quarter of fiscal 1999, the Company's average oil price received was $10.31 per barrel; in the fourth quarter of fiscal 2000, such average price was $26.63 per barrel, an 158.3% increase. The Company's average gas price received in fiscal 2000 was approximately $.42 per MCF (20.8%) higher than in fiscal 1999 ($2.44 per MCF vs. $2.02 per MCF). Although this increase was significant, it was not as important to the Company as the increase in oil prices that occurred during fiscal 2000 as the Company's reserves, revenues and production are heavily oil weighted.

         Revenues from the Company's principal oil and gas property in Madison County, Texas increased approximately $91,700 (8.3%) in fiscal 2000 due to the improved oil and gas prices received. This increase was accomplished despite significant declines in production during the year. Sales of oil production declined from 77,860 barrels in fiscal 1999 to 50,184 barrels in fiscal 2000 (35.5%) and associated gas sales fell from 78,969 MCF to 59,333 MCF (11.3%) in the same periods. The Madison County, Texas property is now fully developed. Production from the property peaked in fiscal 1998, started an expected decline in fiscal 1999 despite the addition of three gross (.75 net) development wells during that year and continued the decline in fiscal 2000. Although some of the wells are still flowing naturally and production from them could increase when they are placed on pumps, the Company expects overall production from the property to drop gradually each year until a contemplated secondary recovery project is implemented. At February 29, 2000, the Company's independent petroleum engineers estimated proven undeveloped oil reserves attributable to a secondary recovery project on the property to be 447,637 barrels. It should be emphasized that any such project is probably at least two years away, has not been approved by the operator of the property and the other working interest owners and there can be no assurance that it will be successful.

         The higher oil and gas prices in fiscal 2000 had a positive effect on the Company's proven oil and gas reserves and the present worth of the future net revenues from such reserves, as estimated by the Company's independent petroleum engineers at February 29, 2000, the opposite effect from what occurred at the fiscal 1999 year end. As explained in last year's Form 10-KSB, under the method required by the Securities and Exchange Commission ("SEC") for estimating proven reserves, the product prices actually being received at year end must be used, without escalations (other than those established by contract), in all calculations made over the life of the reserves. Because of the low prices being received by the Company at February 28, 1999, the various adverse effects of such prices on the Company's proven reserves were listed in the report and the statement was made that the Company believed that the independent petroleum engineers' estimates at February 28, 1999 presented a "worst case scenario" with respect to the Company's proven reserves. Last year's statement by the Company was proven to be correct by the effect of the February 29, 2000 higher product prices on the independent petroleum engineers' reserve estimates at February 29, 2000. The following table compares the Company's estimated proved developed producing oil and gas reserves, the future net revenues from such reserves and the present value of such reserves at February 28, 1999 and February 29, 2000:


                                                                            PERCENTAGE
                                FEBRUARY 28, 1999   FEBRUARY 29, 2000       DIFFERENCE
                                -----------------   -----------------       ----------

Oil Reserves (Bbls.)                    295,096               295,360           +    .1%
Gas Reserves (MCF)                      453,155               386,711            - 14.7%
Future Net Revenues             $     1,588,211       $     4,677,618           + 194.5%
Present Value of
Future Net Revenues             $     1,180,350       $     3,258,310           + 176.0%


         The increased estimates in future net revenues and in the present value of future net revenues from the Company's proved developed producing oil and gas reserves at February 29, 2000 reflected in the foregoing table occurred after sales of approximately 62,200 barrels of oil and 102,900 MCF of gas by the Company in fiscal 2000 and without any significant additions to reserves being made by the Company during the year.

         The table is presented to illustrate again for shareholders the effect that the particular date used in estimating and valuing reserves has when oil and gas prices have wide swings during the fiscal year. The Company can give no assurance that the actual results obtained from the production of its proved developed producing reserves will be comparable to the estimates shown in the table.

         The Company has two sources of gravel revenues. One is from the Company's surface lease with Four Corners which permits such company to mine the Company's gravel reserves, and the other is the royalty the Company receives from Four Corners' gravel sales. Revenues from the Company's gravel operations decreased approximately $2,500 (3.0%) in fiscal 2000 as the Company's royalty income fell slightly due to the lower level of gravel sales made by Four Corners from the Company's property during the year. Rentals received by the Company from the surface lease were the same in both fiscal years. The Company had no coal revenues in either fiscal year.

         The Company scaled back its exploration and development activities in fiscal 2000. As a result, the expenses of the Company's oil and gas operations declined approximately $750,900 (32.4%) in fiscal 2000 as all categories of such expenses decreased with the exception of lease operating expense. Depletion and depreciation expense declined the most, approximately $605,900 (52.4%). In fiscal 1999, the Company incurred substantial depletion and depreciation expense due to a significant increase in the per barrel amortization rate resulting from the Company's lower oil reserves at year end, particularly with respect to the Company's Madison, Red River, Freestone and Panola County properties in Texas. After the expense incurred in fiscal 1999 and with the more favorable fiscal 2000 year end prices, depletion and depreciation expense declined approximately $602,100 from these four properties alone in fiscal 2000.

         Lease operating expense (which includes well operating expense, engineering expense and production and ad valorem taxes) increased approximately $24,000 (3.9%) in fiscal 2000. Operating expense from the Madison County, Texas property increased approximately $59,700 as a result of more wells being in operation for the full year compared to fiscal 1999 and greater per well expense being incurred as the field matured. In addition, a full year of expense was incurred on the Panola County, Texas property and operating expense also increased on the Freestone and Gregg County, Texas properties. The effect of the foregoing increases was partially offset by an approximate $40,400 decline in operating expense on the Company's North Texas properties. Production taxes increased approximately $9,800 (14.5%) in fiscal 2000 due to the higher oil and gas revenues during the year but ad valorem taxes declined approximately $21,500 (44.1%) due to reduced valuations resulting from the lower oil and gas prices that prevailed at the valuation date at the start of the year. Engineering expense was at roughly the same level in both years.

         Lease impairment expense decreased approximately $19,000 in fiscal 2000. Most of such expense was attributable to the Vivian Parker #2 well in Gregg County, Texas where reserves obtained did not fully support the expenses incurred. In fiscal 1999, the Company had impairment expense associated with an exploratory well in Panola County, Texas and three wells on the Freestone County, Texas property. Exploration expense (i.e., geological and geophysical expense, abandoned and expired leasehold expense and dry hole expense) fell approximately $150,100 (44.6%) in fiscal 2000. Geological and geophysical expense decreased approximately $26,100 (98.6%) in fiscal 2000 as the Company incurred almost no such expense due to its cut back in exploration activity during the year. Dry hole expense declined approximately $223,100 (72.0%) in fiscal 2000 as the Company participated in only one well in which some zones were dry during the year as compared to a number of dry holes in fiscal 1999. In fiscal 2000, the Company dropped leases on prospects in New Mexico, Kansas and in three areas of East Texas. As a result, abandoned and expired leasehold expense increased approximately $99,100. The Company did not abandon any leases in fiscal 1999.

     The expenses of the Company's coal and gravel operations increased by approximately $371,800 in fiscal 2000 due to the effect of recording $413,000 for reclamation costs associated with the Company's Carbon Junction mine and surrounding property during the fourth quarter of the year after reclamation work commenced. See "Item 1. - Description of Business - Carbon Junction Coal Mine." The Company will not incur any further expense as the reclamation costs are incurred unless the total reclamation costs exceed the $413,000 estimate. Absent such charge for reclamation costs, the expenses of the Company's coal and gravel operations were lower by approximately $41,200 (37.4%) in fiscal 2000 as virtually all categories of operating expense declined with substantial reductions in engineering expense and gravel depletion expense leading the way. Real estate development expense decreased approximately $49,000 (63.1%) in fiscal 2000 as the Company restricted work on the golf course for most of the year due to uncertainties involved in whether the City of Durango would acquire portions of its land for construction of a water reservoir and a collector or arterial road. See "Item 1. - Description of Business - Real Estate Held for Development."

         General and administrative expense declined approximately $40,000 (8.4%) in fiscal 2000. Lower auditing, employee benefits, general depreciation and miscellaneous expenses and the absence during the year of any fees for the letters of credit supporting the land reclamation bonds required for the Company's coal permit in Colorado were the principal reasons for the decline.

         Other income (expense) decreased significantly in fiscal 2000, falling from approximately $1,397,800 in income in fiscal 1999 to approximately $1,000 in income in fiscal 2000. This negative swing of approximately $1,396,800 was the main reason for the Company's increased net loss for the year compared to the prior year. In fiscal 1999, the Company realized an approximate $1,551,600 gain from the sale of its Limestone County, Texas property during the first quarter of the year. In fiscal 2000, no material sales of oil and gas properties occurred; however, the Company recorded a negative adjustment of $130,138 to the prior year's gain to settle a dispute that arose during the year over the ownership of a portion of the sale proceeds attributable to one of the wells involved in the sale. Interest income and other, net income (expense) declined approximately $33,000 (23.0%) in fiscal 2000 due to lower interest income resulting from the reinvestment of maturing funds at lower rates of interest. In fiscal 1999, other income (expense) was adversely effected by writedowns totaling approximately $297,500 in the carrying value of the Company's investment in an equity security, which were made at various intervals during the year following declines in the fair value of the security that were considered to be other than temporary. The Company did not suffer any further writedowns with respect to such equity security in fiscal 2000.

         The Company's provision for income taxes was a benefit item in both fiscal years due to the pre-tax losses incurred. The amount of the benefit in fiscal 1999 was greater than what would be normally expected from the Company's loss level due to the effect of statutory depletion and a revision of a prior year's estimated tax provision.

         The Company's weighted average shares outstanding declined approximately 3.1% during the fiscal year ended February 29, 2000 as compared to such shares outstanding at year end 1999. Purchases made by the Company in fiscal 2000 totaled 104,931 shares, 75,000 of which were made from the Noel Pautsky Estate. The Company has no current plans to purchase any further material amount of shares from the Estate of Noel Pautsky.

FINANCIAL CONDITION AND LIQUIDITY

         During fiscal 2000, the Company's activity level was down, and the Company tightly controlled its expenditures. The Company's operating activities funded its investing and financing activities, resulting in a small increase in cash and cash equivalents at February 29, 2000 (approximately $58,000). Although the Company reported a net loss from operations in fiscal 2000, such operations actually provided approximately $360,200 in net cash due to the effect of significant non-cash charges for depletion and depreciation, abandoned leaseholds and lease impairments. Investing activities used only approximately $6,700 in funds during the year as proceeds from sales and redemptions of investment securities and sales of oil and gas properties totaled approximately $186,000 and almost offset additions to oil and gas properties, coal and gravel properties, real estate held for development and other property and equipment aggregating approximately $192,700. The Company's financing activities (entirely purchases of shares of the Company's stock) used approximately $295,500. At February 29, 2000, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $2,917,700.

         Assuming that oil and gas prices do not retreat significantly from current levels during the remainder of fiscal 2000, the Company expects to fund its contemplated operations during the year and any purchases of the Company's stock that it makes from its cash and cash equivalents, sales or maturities of all or a portion of its investment securities available for sale and the anticipated cash flow from its oil and gas properties. If oil and gas prices fall substantially below current levels, the Company will likely take a more limited approach in its expenditures for oil and gas operations and real estate development.

YEAR 2000

         The transition to the year 2000 had no significant impact on the Company's computer systems, and the Company does not foresee any material system failures in fiscal 2001. The Company had prepared for the year 2000 through the replacement of its computers and the updating of its software and network systems at a cost of approximately $21,000. The Company had also identified significant third parties whose year 2000 compliance could affect it and formally inquired about their year 2000 status. The Company is not aware of any significant third parties who have experienced a material year 2000 system failure.

FORWARD-LOOKING STATEMENTS

         Certain information included in this Annual Report on Form 10-KSB and other materials filed by the Company with the SEC contains forward-looking statements relating to the Company's operations and the oil and gas industry. Such forward-looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "believes," "estimates," "foresees" and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed in such forward-looking statements.

         Among the factors that could cause actual results to differ materially are crude oil and natural gas price fluctuations, failure to achieve expected production from existing and future exploration and development projects, higher than estimated coal reclamation costs and potential delays with respect to, or failure to obtain, governmental permits and approvals necessary to proceed with real estate development. In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS


                                                                              PAGE
                                                                              ----


Report of Independent Auditors                                                 25


Independent Auditors' Report                                                   26

Balance Sheets as of February 29, 2000 and
     February 28, 1999                                                         27

Statements of Operations for the years ended
     February 29, 2000 and February 28, 1999                                   29

Statements of Stockholders' Equity for the
     years ended February 29, 2000 and
     February 28, 1999                                                         30

Statements of Cash Flows for the years ended
     February 29, 2000 and February 28, 1999                                   31

Notes to Financial Statements                                                  32

Supplemental Oil and Gas Data                                                  43


                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders
Oakridge Energy, Inc.

We have audited the balance sheet of Oakridge Energy, Inc. (the Company) as of February 29, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 29, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




Whitley Penn
Fort Worth, Texas
April 26, 2000

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Oakridge Energy, Inc.


We have audited the accompanying balance sheet of Oakridge Energy, Inc. (the Company) as of February 28, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 28, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



KPMG LLP.
Dallas, Texas
May 7, 1999

                              OAKRIDGE ENERGY, INC.
                                 BALANCE SHEETS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                                              2000            1999
                                                                          ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $  2,672,543    $  2,614,499
     Trade accounts receivable                                                 196,836         139,556
     Investment securities available for sale                                  245,175         425,350
     Deferred income taxes                                                     283,925         303,784
     Prepaid expenses and other                                                179,736          74,372
                                                                          ------------    ------------
Total current assets                                                         3,578,215       3,557,561

Oil and gas properties, at cost, using the successful efforts method of accounting:
     Proved developed properties                                             6,234,659       6,453,058
     Accumulated depletion and depreciation                                 (4,908,202)     (4,447,294)
                                                                          ------------    ------------
                                                                             1,326,457       2,005,764
     Unproved properties                                                       199,881         277,927
                                                                          ------------    ------------
Net oil and gas properties                                                   1,526,338       2,283,691

Coal and gravel properties, at cost:
     Undeveloped properties                                                  6,064,706       6,063,374
     Mining and service equipment                                            2,674,222       2,674,222
                                                                          ------------    ------------
                                                                             8,738,928       8,737,596
     Accumulated depletion and depreciation                                 (8,402,067)     (8,384,397)
                                                                          ------------    ------------
Net coal and gravel properties                                                 336,861         353,199

Other property and equipment, net of accumulated
     depreciation of $321,775 in 2000 and $686,404 in 1999                     150,955         183,260

Real estate held for development                                             2,761,119       2,704,381

Other noncurrent assets                                                      1,010,875       1,082,826
                                                                          ------------    ------------

Total assets                                                              $  9,364,363    $ 10,164,918
                                                                          ============    ============

                              OAKRIDGE ENERGY, INC.
                           BALANCE SHEETS (CONTINUED)
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                                     2000            1999
                                                                 ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $     91,155    $    106,380
     Accrued expenses                                                  75,750          80,243
                                                                 ------------    ------------
Total current liabilities                                             166,905         186,623

Reserve for reclamation costs                                         413,000              --
Deferred income taxes                                                 122,392         464,917
Commitment and contingencies                                               --              --
                                                                 ------------    ------------

Total liabilities                                                     702,297         651,540

Stockholders' equity:
     Common stock, par value $.04 per share, 20,000,000 shares
        authorized, 10,157,803 shares issued                          406,312         406,312
     Additional paid-in capital                                       805,092         805,092
     Retained earnings                                             17,050,509      17,598,645
     Accumulated other comprehensive loss - unrealized loss on
        investment securities, net of income taxes                   (131,372)       (123,700)
                                                                 ------------    ------------
                                                                   18,130,541      18,686,349
Less treasury stock, at cost; 5,645,130 shares in 2000 and
     5,540,199 shares in 1999                                       9,468,475       9,172,971
                                                                 ------------    ------------

Total stockholders' equity                                          8,662,066       9,513,378
                                                                 ------------    ------------

Total liabilities and stockholders' equity                       $  9,364,363    $ 10,164,918
                                                                 ============    ============

                              OAKRIDGE ENERGY, INC.
                            STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                               2000            1999
                                                           ------------    ------------
Revenues:
     Oil and gas                                           $  1,585,002    $  1,354,859
     Gravel                                                      78,892          81,349
                                                           ------------    ------------
                                                              1,663,894       1,436,208

Operating expenses:
     Oil and gas:
        Depletion and depreciation                              549,693       1,155,584
        Lease operating                                         640,041         616,005
        Lease impairment                                        193,103         212,113
        Exploration costs                                       186,173         336,250
                                                           ------------    ------------
                                                              1,569,010       2,319,952

     Coal and gravel                                            482,128         110,377
     Real estate                                                 28,698          77,677
     General and administrative                                 435,275         475,233
                                                           ------------    ------------
Total operating expenses                                      2,515,111       2,983,239
                                                           ------------    ------------

Loss from operations                                           (851,217)     (1,547,031)

Other income (expenses):
     Interest income and other, net                             110,671         143,681
     Gain (loss) on sales of oil and gas properties            (109,705)      1,551,560
     Write-down of investment securities                             --        (297,470)
                                                           ------------    ------------
Total other income (expenses)                                       966       1,397,771
                                                           ------------    ------------

Loss before income taxes                                       (850,251)       (149,260)

Income tax benefit                                             (302,115)       (148,735)
                                                           ------------    ------------

Net loss                                                   $   (548,136)   $       (525)
                                                           ============    ============

Basic and diluted earnings per common share                $      (0.12)   $         --
                                                           ============    ============

Weighted average shares outstanding                           4,584,902       4,732,891
                                                           ============    ============

                              OAKRIDGE ENERGY, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Years Ended February 29, 2000 and February 28, 1999



                                                                                        ACCUMULATED
                                                        ADDITIONAL                         OTHER
                                         COMMON          PAID-IN         RETAINED      COMPREHENSIVE
                                          STOCK          CAPITAL         EARNINGS           loss
                                      -------------    -------------   -------------    -------------
Balance at February 28, 1998          $     406,312    $     805,092   $  17,599,170    $    (100,993)

Purchases of treasury stock                      --               --              --               --

Net loss                                         --               --            (525)              --

Change in unrealized losses
    on investment securities,
    net of income taxes                          --               --              --          (22,707)
                                      -------------    -------------   -------------    -------------

Comprehensive loss for year


Balance at February 28, 1999                406,312          805,092      17,598,645         (123,700)

Purchases of treasury stock                      --               --              --               --

Net loss                                         --               --        (548,136)              --

Change in unrealized losses
    on investment securities,
    net of income taxes                          --               --              --           (7,672)
                                      -------------    -------------   -------------    -------------

Comprehensive loss for year


Balance at February 29, 2000          $     406,312    $     805,092   $  17,050,509    $    (131,372)
                                      =============    =============   =============    =============




                                         TREASURY                       COMPREHENSIVE
                                          STOCK            TOTAL             LOSS
                                      -------------    -------------    -------------
Balance at February 28, 1998          $  (8,368,688)   $  10,340,893

Purchases of treasury stock                (804,283)        (804,283)

Net loss                                         --             (525)            (525)

Change in unrealized losses
    on investment securities,
    net of income taxes                          --          (22,707)         (22,707)
                                      -------------    -------------    -------------

Comprehensive loss for year                                             $     (23,232)
                                                                        =============

Balance at February 28, 1999             (9,172,971)       9,513,378

Purchases of treasury stock                (295,504)        (295,504)

Net loss                                         --         (548,136)        (548,136)

Change in unrealized losses
    on investment securities,
    net of income taxes                          --           (7,672)          (7,672)
                                      -------------    -------------    -------------

Comprehensive loss for year                                             $    (555,808)
                                                                        =============

Balance at February 29, 2000          $  (9,468,475)   $   8,662,066
                                      =============    =============

                              OAKRIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
           For the Years Ended February 29, 2000 and February 28, 1999


                                                                             2000           1999
                                                                         ------------    ------------
Cash flows from operating activities:
    Net loss                                                             $   (548,136)   $       (525)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depletion and depreciation                                             615,747       1,246,079
       (Gain) loss on sale of oil and gas properties                          109,705      (1,551,560)
       Abandoned leaseholds                                                    99,103          39,683
       Oil and gas lease impairment                                           193,103         212,113
       Reclamation costs                                                      413,000              --
       Deferred income taxes                                                 (322,666)       (479,437)
       Write-down of investment securities                                         --         297,470
       Other                                                                  (89,226)         26,383
       Changes in operating assets and liabilities:
          Trade accounts receivable                                           (57,280)        246,797
          Prepaid expenses and other noncurrent assets                        (33,413)          6,006
          Federal income taxes                                                     --         (49,768)
          Accounts payable and accrued expenses                               (19,718)       (148,273)
                                                                         ------------    ------------
Net cash provided by (used in) operating activities                           360,219        (155,032)

Cash flows from investing activities:
    Additions to oil and gas properties                                      (107,256)     (1,510,118)
    Additions to coal and gravel properties                                    (1,332)             --
    Additions to real estate held for development                             (72,748)       (245,247)
    Additions to other property and equipment                                 (11,327)        (34,670)
    Proceeds from sales and redemptions of investment securities              159,155       1,250,959
    Proceeds from sale of oil and gas properties                               26,837       3,056,102
    Proceeds from sale of limited partnership                                      --         116,968
    Investments in limited partnerships                                            --          57,233
    Other                                                                          --           5,581
                                                                         ------------    ------------
Net cash provided by (used in) investing activities                            (6,671)      2,696,808

Cash flows from financing activity:
    Purchases of treasury stock                                              (295,504)       (804,283)
                                                                         ------------    ------------

Net increase in cash and cash equivalents                                      58,044       1,737,493
Cash and cash equivalents at beginning of year                              2,614,499         877,006
                                                                         ------------    ------------

Cash and cash equivalents at end of year                                 $  2,672,543    $  2,614,499
                                                                         ============    ============

                              OAKRIDGE ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000



A. NATURE OF BUSINESS

Oakridge Energy, Inc. (the "Company") is engaged in the exploration for and development, production and sale of oil and gas primarily in Texas. It also receives lease and royalty income from gravel deposits in Colorado and holds certain real estate in Colorado for development.

The Company is a Utah corporation incorporated in 1969. The Company's executive offices are located in Wichita Falls, Texas.


B. SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

STATEMENT OF CASH FLOWS

Cash equivalents of approximately $2,429,000 and $2,499,000 at February 29, 2000 and February 28, 1999, respectively, consisted of interest-bearing cash deposits. For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplemental disclosure of cash flow information:

                             2000              1999
                       ---------------   ---------------
Interest paid          $            --   $            --
                       ===============   ===============


Income taxes paid      $            --   $       295,000
                       ===============   ===============

INVESTMENT SECURITIES

Investment securities consist of a certificate of deposit with a bank, corporate notes and equity securities. The Company's investments are classified at the time of purchase into one of three categories as follows:

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

                              OAKRIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



B. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVESTMENT SECURITIES - CONTINUED

     o Available for Sale Securities - Debt and equity securities not classified as either held to maturity securities or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects).

The Company did not have any securities classified as held to maturity or trading as of February 29, 2000 and February 28, 1999.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. During 1999, the Company recorded impairment charges of approximately $297,000. No impairment charges were recorded during 2000. Dividend and interest income are recognized when earned. Gains and losses on securities sold are computed under the specific identification method.

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

COAL AND GRAVEL PROPERTIES

Costs attributable to the acquisition and development of coal and gravel properties are capitalized, while costs incurred to maintain the properties are expensed. Undeveloped coal and gravel properties, which are individually significant, are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing properties are depleted on a property-by-property basis using the units-of-production method.

                              OAKRIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



B. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

COAL AND GRAVEL PROPERTIES - CONTINUED

In 1994, the Company recorded an impairment allowance for substantially all the carrying value of the undeveloped coal properties and related assets. As of February 29, 2000, the Company recorded a reserve of $413,000 in costs associated with the reclamation of the property surrounding and including the Company's coal mining operations. The amount recorded is based on an estimate from an outside engineer and is included as a long-term liability in the accompanying balance sheets.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of property and equipment is periodically evaluated under the provisions of Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

                              OAKRIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


B. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

IMPAIRMENT OF LONG-LIVED ASSETS - CONTINUED

Under SFAS No. 121, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis. On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows. During the years ended February 29, 2000 and February 28, 1999, the Company recorded impairment losses of approximately $193,000 and $212,000, respectively, related to its proved oil and gas properties. The fair values of the impaired proved oil and gas properties were determined by using the present value of expected future cash flows. If estimated future cash flows are not achieved with respect to certain fields, further write-downs may be required.

INCOME TAXES

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

EARNINGS PER COMMON SHARE

Basic earnings per share is calculated by dividing net income (loss) (available to common shareholders) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years and quarters presented herein, basic and diluted earnings (loss) per share are the same.

REVENUE RECOGNITION

The Company recognizes revenue as oil and gas are produced based on contracted or estimated sales prices. Estimated revenue is subject to adjustments based on final settlement. Such adjustments are reflected in revenue when received.

                              OAKRIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


B. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVESTMENT IN PARTNERSHIPS

The Company uses the equity method of accounting for investments in partnerships where the Company has the ability to exercise significant influence over such entities. Investment in partnerships of approximately $194,000 and $249,000 at February 29, 2000 and February 28, 1999, respectively, are included in other noncurrent assets in the accompanying balance sheets. The Company recognized losses pertaining to its interests in partnerships of approximately $55,000 and $64,000 for the years ended February 29, 2000 and February 28, 1999, respectively, which are included in interest income and other, net in the accompanying statements of operations.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

COMPREHENSIVE INCOME

On March 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company and the expected date of adoption by the Company is not yet known.

C. INVESTMENT SECURITIES

                              OAKRIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The amortized cost and fair values of investment securities available for sale as of February 29, 2000 and February 28, 1999 are as follows:

                                                    GROSS               GROSS
                                 AMORTIZED        UNREALIZED          UNREALIZED            FAIR
     2000                          COST             GAINS               LOSSES              VALUE
     ----                      ------------      ------------        ------------       ------------
Equity securities              $    453,603      $         --        $   (208,428)      $    245,175
                               ============      ============        ============       ============


                                                    GROSS             GROSS
                                 AMORTIZED        UNREALIZED        UNREALIZED            FAIR
     1999                          COST             GAINS             LOSSES              VALUE
     ----                      ------------      ------------      ------------       ------------
Certificate of deposit         $     59,156      $         --      $         --       $     59,156

Equity securities                   453,603                --          (187,705)           265,898
Corporate notes                     100,014               282                --            100,296
                               ------------      ------------      ------------       ------------
     Total current             $    612,773      $        282      $   (187,705)      $    425,350
                               ============      ============      ============       ============


D. INCOME TAXES

The Company's income tax benefit attributable to income from continuing operations consists of the following:

                                      CURRENT         DEFERRED           TOTAL
                                    ----------       ----------       ----------
Year ended February 29, 2000:
     U.S. Federal                   $   (1,037)      $ (317,567)      $ (318,604)
     State and local                    21,588           (5,099)          16,489
                                    ----------       ----------       ----------

                                    $   20,551       $ (322,666)      $ (302,115)
                                    ==========       ==========       ==========
                                      CURRENT         DEFERRED           TOTAL
                                    ----------       ----------       ----------

Year ended February 28, 1999:
     U.S. Federal                   $  277,555       $ (492,770)      $ (215,215)
     State and local                    53,147           13,333           66,480
                                    ----------       ----------       ----------

                                    $  330,702       $ (479,437)      $ (148,735)
                                    ==========       ==========       ==========

                              OAKRIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


D. INCOME TAXES - CONTINUED

Income tax benefit for the years presented differs from the "expected" federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pretax loss, as a result of the following:

                                                                2000             1999
                                                             ----------       ----------
Computed "expected" tax benefit                              $ (289,085)      $  (50,748)
State and local income taxes, net of federal income
  tax benefit                                                    10,883           43,876
Statutory depletion                                                  --          (73,100)
Other, primarily revision of prior year
  provision estimate                                           (23,913)          (68,763)
                                                             ----------       ----------
                                                             $ (302,115)      $ (148,735)
                                                             ==========       ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 29, 2000 and February 28, 1999 are presented below:


                                                           2000              1999
                                                        ----------       ----------
Deferred tax assets:
   Unrealized loss on investment securities
     available for sale                                 $  283,925       $  268,645
   Alternative minimum tax credit carryforward             103,221           35,139
   Accrued reclamation costs                               152,686               --
                                                        ----------       ----------
                                                           539,832          303,784
Deferred tax liabilities:
   Oil and gas properties and other property and
     equipment, principally due to depletion and
     depreciation                                         (306,855)        (390,420)
   Coal properties, principally due to differences
     in depletion                                          (71,444)         (74,497)
                                                        ----------       ----------
                                                          (378,299)        (464,917)
                                                        ----------       ----------
Net deferred tax asset (liability)                      $  161,533       $ (161,133)
                                                        ==========       ==========
Included in the balance sheet as:
  Deferred income taxes, current                        $  283,925       $  303,784
  Deferred income taxes, non-current                      (122,392)        (464,917)
                                                        ----------       ----------
Net deferred tax asset (liability)                      $  161,533       $ (161,133)
                                                        ==========       ==========

                              OAKRIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


D. INCOME TAXES - CONTINUED

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded. The alternative minimum tax credit carryforward, which has no expiration date, is available to reduce the Company's future taxable income.


E. SEGMENT INFORMATION AND MAJOR CUSTOMERS

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's adoption of SFAS No. 131 in 1999 and applied retroactively, did not alter the composition of its reportable segments. The Company is engaged in oil and gas, coal and gravel activities and real estate development. The Company has identified such segments based on management responsibility and the nature of the Company's products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Total assets are those assets controlled by each reportable segment. The following table sets forth certain information about each segment's financial information for the years ended February 29, 2000 and February 28, 1999:

                                                            2000               1999
                                                        ------------       ------------
Business segment revenue:
   Oil and gas                                          $  1,585,002       $  1,354,859
   Gravel                                                     78,892             81,349
                                                        ------------       ------------
                                                        $  1,663,894       $  1,436,208
                                                        ============       ============

Business segment profit (loss):
   Oil and gas                                          $     15,992       $   (965,093)
   Coal and gravel                                          (403,236)           (29,028)
   Real estate development                                   (28,698)           (77,677)
   General corporate                                        (435,275)          (475,233)
                                                        ------------       ------------
Loss from operations                                        (851,217)        (1,547,031)

Interest income and other, net                               110,671            143,681
Gain (loss) on sales of oil and gas properties              (109,705)         1,551,560
Write-down of investment securities                               --           (297,470)
                                                        ------------       ------------
Loss before income taxes                                $   (850,251)      $   (149,260)
                                                        ============       ============

                              OAKRIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


E. SEGMENT INFORMATION AND MAJOR CUSTOMERS - CONTINUED

                                                       2000               1999
                                                   ------------      ------------
Business segment assets:
   Depreciation, depletion and amortization:
     Oil and gas                                   $    549,693      $  1,155,584
     Coal and gravel                                     17,671            36,519
     Real estate development                             16,009            15,175
     General corporate                                   32,374            38,801
                                                   ------------      ------------

                                                   $    615,747      $  1,246,079
                                                   ============      ============

   Capital expenditures:
     Oil and gas                                   $    107,256      $  1,510,118
     Coal and gravel                                      1,332                --
     Real estate development                             72,748           245,247
     General corporate                                   11,327                --
                                                   ------------      ------------

                                                   $    192,663      $  1,755,365
                                                   ============      ============

   Total assets:
     Oil and gas                                   $  5,119,166      $  5,980,706
     Coal and gravel                                    336,861           353,199
     Real estate development                          2,761,119         2,704,381
     General corporate                                1,147,217         1,126,632
                                                   ------------      ------------

                                                   $  9,364,363      $ 10,164,918
                                                   ============      ============

Oil sales to a customer which accounted for more than 10% of the Company's total oil sales aggregated approximately $1,038,000 (82%) and $1,035,000 (99%) in 2000 and 1999, respectively. Gas sales to a customer which accounted for more than 10% of the Company's total gas sales aggregated approximately $192,000 (77%) in 2000. Gas sales to a customer which accounted for more than 10% of the Company's total gas sales aggregated approximately $203,000 (75%) in 1999. The Company primarily uses one operator on its oil and gas producing properties and lease operating payments made to this operator approximated $455,000 and $1,327,000 in 2000 and 1999, respectively.


F. RELATED PARTY TRANSACTIONS

In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and affiliates also own interests.

During fiscal year 2000, the Company purchased 75,000 shares of the Company's common stock from the Estate of the former President at $2.8125 per share which approximated the share price paid by the Company to other unaffiliated stockholders.

                              OAKRIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


F. RELATED PARTY TRANSACTIONS - CONTINUED

During fiscal year 1999, the Company purchased 20,000 shares of the Company's common stock from the Company's President at $3.20 per share and 60,000 shares from the Estate of the former President at $3.10 per share, respectively, which approximated the share price paid by the Company to other unaffiliated stockholders.


G. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to certain claims and litigation arising in the normal course of business. In the opinion of management, the outcome of such matters will not have a materially adverse effect on the financial statements of the Company.

As of February 29, 2000 and February 28, 1999, the Company has pledged interest-bearing cash deposits approximating $817,000 to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation based on future operations with respect to coal and gravel properties. These pledged cash deposits are included in other noncurrent assets in the accompanying balance sheets.


H. QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly results of operations for 2000 and 1999 were as follows:

                                       FIRST             SECOND              THIRD            FOURTH               FULL
             2000                     QUARTER            QUARTER            QUARTER           QUARTER              YEAR
             ----                   ------------       ------------       ------------      ------------       ------------
Total revenues                      $    346,459       $    427,000       $    437,350      $    453,085       $  1,663,894
Loss from operations                    (171,509)           (35,502)            78,651          (722,857)          (851,217)
Net income (loss)                        (76,462)             8,176             53,120          (532,970)          (548,136)
Basic and diluted earnings
   (loss) per common share                  (.02)               .00                .01              (.11)              (.12)

During the fourth quarter of fiscal 2000, the Company recorded an adjustment of approximately $193,000 (before income taxes) to record impairment losses related to its proved oil and gas properties in accordance with SFAS No. 121. Also during the fourth quarter of fiscal 2000, the Company recorded an adjustment of $413,000 (before income taxes) to record reclamation costs associated with the Company's coal mine.

                                       FIRST              SECOND             THIRD             FOURTH              FULL
             1999                     QUARTER            QUARTER            QUARTER           QUARTER              YEAR
             ----                   ------------       ------------       ------------      ------------       ------------
Total revenues                      $    433,836       $   380,082        $    351,401      $    270,889       $  1,436,208
Loss from operations                    (139,344)         (130,510)           (198,410)       (1,078,767)        (1,547,031)
Net income (loss)                        870,447           (56,581)           (214,791)         (599,600)              (525)
Basic and diluted earnings
   (loss) per common share                   .03              (.01)               (.05)             (.13)              (.00)

                              OAKRIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


H. QUARTERLY OPERATING RESULTS (UNAUDITED) - CONTINUED

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

                              OAKRIDGE ENERGY, INC.
                    SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)


The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities".

COSTS INCURRED

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 29, 2000 and February 28, 1999 follows:

                                            2000             1999
                                         ----------      ----------
Acquisition of unproved properties       $   54,820      $   57,589
                                         ==========      ==========

Development costs                        $   52,436      $1,452,529
                                         ==========      ==========

Exploration costs                        $  186,173      $  336,250
                                         ==========      ==========

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following table presents the results of operations for the Company's oil and gas producing activities for the years ended February 29, 2000 and February 28, 1999:

                                                            2000                1999
                                                        ------------       ------------
Revenues                                                $  1,585,002       $  1,354,859
Production costs                                            (640,041)          (616,005)
Depletion, depreciation, and valuation provisions           (742,796)        (1,367,697)
Exploration costs                                           (186,173)          (336,250)
                                                        ------------       ------------
                                                              15,992           (965,093)
Income tax benefit (expense)                                  (5,437)           328,132
                                                        ------------       ------------
Results of operations for producing activities
  (excluding corporate overhead and interest costs)     $     10,555       $  (636,961)
                                                        ============       ============

RESERVE QUANTITY INFORMATION

The following table presents the Company's estimate of its proved oil and gas reserves all of which are located in the United States. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm. Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

                              OAKRIDGE ENERGY, INC.
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)(CONTINUED)


RESERVE QUANTITY INFORMATION - CONTINUED

                                                           OIL              GAS
                                                         (Bbls.)           (MCF)
                                                        ----------       ----------
PROVED DEVELOPED AND UNDEVELOPED RESERVES:
  Balance at February 28, 1998                             872,142        1,819,017
     Sales of minerals in place                             (1,084)      (1,312,487)
     Revisions of previous estimates                       (41,797)         (52,245)
     Extensions and discoveries                             15,703          132,348
     Production                                            (87,345)        (133,478)
                                                        ----------       ----------
  Balance at February 28, 1999                             757,619          453,155
     Revisions of previous estimates                        39,368           41,605
     Extensions and discoveries                              7,230            2,002
     Production                                            (61,220)        (110,051)
                                                        ----------       ----------
  Balance at February 29, 2000                             742,997          386,711
                                                        ==========       ==========
PROVED DEVELOPED RESERVES:
  February 28, 1998                                        325,946        1,684,528
                                                        ==========       ==========
  February 28, 1999                                        295,096          453,155
                                                        ==========       ==========
  February 29, 2000                                        295,360          386,711
                                                        ==========       ==========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW
     AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

The following table, which presents a standardized measure of discounted future cash flows and changes therein relating to proved oil and gas reserves, is presented pursuant to SFAS No. 69. In computing this data, assumptions other than those required by the Financial Accounting Standards Board could produce different results. Accordingly, the data should not be construed as being representative of the fair market value of the Company's proved oil and gas reserves.

Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual arrangements in existence at year-end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the Company's proved oil and gas reserves. The standardized measure of discounted future cash flows at

                              OAKRIDGE ENERGY, INC.
              SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)(CONTINUED)



STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW
     AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES - CONTINUED

February 29, 2000 and February 28, 1999, which represent the present value of estimated future cash flows using a discount rate of 10% a year, follows:

                                                                      2000               1999
                                                                  ------------       ------------
Future cash inflows                                               $ 19,824,157       $  7,624,686
Future production and development costs                             (6,342,850)        (4,297,549)
Future income tax expenses                                          (1,888,345)          (537,771)
                                                                  ------------       ------------
Future net cash flows                                               11,592,962          2,789,366

10% annual discount for estimated timing of cash flows              (3,219,432)          (859,036)
                                                                  ------------       ------------
Standardized measure of discounted future net cash flows          $  8,373,530       $  1,930,330
                                                                  ============       ============

Beginning of year                                                 $  1,930,330       $  3,872,480
  Sales of oil and gas, net of production costs                       (944,961)          (738,854)
  Extensions, discoveries, and improved recoveries, less
     related costs                                                     374,414            422,352
  Accretion of discount                                                193,033            387,248
  Net change in sales and transfer prices, net of
     production costs                                                5,962,578         (1,176,238)
  Changes in estimated future development costs                        (24,570)         1,164,640
  Net change in income taxes                                        (2,459,328)           582,540
  Sales of reserves in place                                                --         (2,214,788)
  Changes in production rates (timing and other)                     2,881,415           (237,021)
  Revisions of previous quantities                                     460,619           (132,029)
                                                                  ------------       ------------
End of year                                                       $  8,373,530       $  1,930,330
                                                                  ============       ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The resignation of the firm of KPMG LLP as the Company's independent public accountants on July 6, 1999, and the selection by the Company on January 14, 2000 of the firm of Whitley Penn as the independent public accountants to examine the financial statements of the Company for the fiscal year ended February 29, 2000 have been previously reported by the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 29, 2000 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 29, 2000 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 29, 2000 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 29, 2000 to be filed with the SEC not later than 120 days after the end of such year.

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


OAKRIDGE ENERGY, INC.



By /s/ Sandra Pautsky
   --------------------------
   Sandra Pautsky, President

DATE: June 13, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Sandra Pautsky                        By /s/ Carol J. Cooper
   --------------------------                   --------------------------------
   Sandra Pautsky, President                    Carol J. Cooper, Chief
     (Chief Executive Officer                     Accounting Officer
     and Chief Financial
     Officer) and Director

DATE: June 13, 2000                          DATE: June 13, 2000




By /s/ Danny Croker                          By /s/ Randy Camp
   --------------------------                   --------------------------------
   Danny Croker, Director                       Randy Camp, Director


DATE: June 13, 2000                          DATE: June 13, 2000

                                INDEX TO EXHIBITS

         The exhibits filed with this Registration Statement are filed in accordance with the requirements of Item 601 of Regulation S-B for filings on Form 10-KSB. For convenient reference, each exhibit is listed according to the number assigned to it in the Exhibit Table of such Item 601.

    EXHIBIT
      NO.                      DESCRIPTION
    -------                    -----------
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

     (13)      Annual or quarterly reports, Form 10-Q - not appli- cable.

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