Form 10QSB
period 2000-05-31
OAKRIDGE ENERGY INC
filed 2000-07-17
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 2000.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2000: Common Stock, $.04 par value, 4,483,573 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]                            NO [X]

                                      INDEX

                                                                      Page #
                                                                      ------
Part I - Financial Information
     1. Financial Statements:

        Condensed Balance Sheets at
          February 29, 2000 and May 31, 2000                               1

        Condensed Statements of Operations
          For the Three Months Ended May 31, 1999 and 2000                 2

        Statements of Cash Flows
          For the Three Months Ended May 31, 1999 and 2000                 3

        Notes to Condensed Financial Statements                            4

     2. Management's Discussion and Analysis or Plan of Operation          5

Part II - Other Information
     6. Exhibits and Reports on Form 8-K                                   8


Signatures                                                                 8






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


                                       (i)

ITEM 1. FINANCIAL STATEMENTS.

                              OAKRIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                                        As of           As of
                                                                            February 29, 2000    May 31, 2000
                                                                            -----------------    ------------
                                                                                                 (Unaudited)
Current assets:
       Cash and cash equivalents                                               $  2,672,543      $  2,934,651
       Trade accounts receivable                                                    196,836           209,380
       Investment securities                                                        245,175           309,665
       Deferred tax asset                                                           283,925           260,083
       Prepaid expenses and other                                                   179,736           178,175
                                                                               ------------      ------------
                 Total current assets                                             3,578,215         3,891,954
                                                                               ------------      ------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
         $4,908,202 on February 29, 2000 and $4,989,730 on May 31, 2000           1,526,338         1,489,804

Coal and gravel properties, net of accumulated depletion and depreciation
        of $8,402,067 on February 29, 2000 and $8,192,358 on May 31, 2000           336,861           334,131

Real estate held for development                                                  2,761,119         2,764,715

Other property and equipment, net of accumulated depreciation
        of $321,775 on February 29, 2000 and $329,629 on May 31, 2000               150,955           143,102

Other assets                                                                      1,010,875         1,025,875
                                                                               ------------      ------------
                                                                               $  9,364,363      $  9,649,581
                                                                               ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                        $     91,155      $    188,587
       Accrued expenses                                                              75,750            61,707
                                                                               ------------      ------------
                 Total current liabilities                                          166,905           250,294

Reserve for reclamation costs                                                       413,000           413,000
Deferred Federal income taxes                                                       122,392           200,871
                                                                               ------------      ------------
                 Total liabilities                                                  702,297           864,165
                                                                               ------------      ------------

Stockholders' equity:
       Common stock, $.04 par value, 20,000,000
           shares authorized, 10,157,803 shares issued                              406,312           406,312
       Additional paid-in capital                                                   805,092           805,092
       Retained earnings                                                         17,050,509        17,210,781
       Unrealized loss on investment securities
            available for sale, net of income taxes                                (131,372)          (90,725)
       Less treasury stock, at cost, 5,645,130 shares on February 29, 2000
         and 5,674,230 on May 31, 2000                                           (9,468,475)       (9,546,044)
                                                                               ------------      ------------
                      Total stockholders' equity                                  8,662,066         8,785,416
                                                                               ------------      ------------

                                                                               $  9,364,363      $  9,649,581
                                                                               ============      ============


The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              3 Months Ended   3 Months Ended
                                                May 31, 1999     May 31, 2000
                                              --------------   --------------
Revenues:
     Oil and gas                                 $   319,941      $   455,851
     Gravel                                           16,768           15,593
     Other                                             9,750            9,750
                                                 -----------      -----------
          Total revenues                             346,459          481,194
                                                 -----------      -----------

Operating expenses:
     Oil and gas                                     366,273          248,647
     Coal and gravel                                  17,068           19,174
     Real estate development                           8,912           10,386
     General and administrative                      125,715          145,876
                                                 -----------      -----------
          Total operating expenses                   517,968          424,083
                                                 -----------      -----------

               Income (loss) from operations        (171,509)          57,111
                                                 -----------      -----------

Other income:
     Interest and dividend income                     42,088           46,961
     Gain on sale of oil and gas properties            7,978           11,906
     Other, net                                        5,680          128,045
                                                 -----------      -----------
          Total other income                          55,746          186,912
                                                 -----------      -----------

          Income (loss) before income taxes         (115,763)         244,023
                                                 -----------      -----------

Income taxes                                         (39,301)          83,751
                                                 -----------      -----------

               Net income (loss)                 $   (76,462)     $   160,272
                                                 ===========      ===========

Income (loss) per common share                         (0.02)            0.04
                                                 ===========      ===========

Weighted average shares outstanding                4,617,202        4,493,555
                                                 ===========      ===========


The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    3 Months Ended   3 Months Ended
                                                                      May 31, 1999     May 31, 2000
                                                                    --------------   --------------
Cash flows from operating activities:
    Net income (loss)                                                  $   (76,462)     $   160,272
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depletion and depreciation                                       141,951           95,995
          Accretion on investment securities, net                               14                0
          Gain on sale of oil and gas properties                            (7,978)         (11,906)
          Gain on sale of other property and equipment                      (5,500)        (128,045)
          Deferred federal income taxes                                          0           78,479
          Net changes in assets and liabilities:
            Trade accounts receivable                                      (11,290)         (12,544)
            Prepaid expenses and other current assets                        1,675           (9,353)
            Accounts payable                                                78,461           97,432
            Federal income tax payable                                    (132,360)               0
            Accrued expenses                                               (17,296)         (14,043)
                                                                       -----------      -----------
               Net cash provided by (used in) operating activities         (28,785)         256,287
                                                                       -----------      -----------

Cash flows from investing activities:
    Additions to oil and gas properties                                       (323)         (44,993)
    Additions to real estate held for development                          (32,794)          (8,503)
    Investments in partnership                                                   0          (15,000)
    Proceeds from sale of oil and gas properties                            12,478           11,906
    Proceeds from sale of other property and equipment                       5,500          129,066
    Maturities of investments available for sale                           100,000                0
    Principal payments received on notes receivable                          1,354           10,914
                                                                       -----------      -----------
               Net cash provided by investing activities                    86,215           83,390
                                                                       -----------      -----------

Cash flows from financing activities:
    Purchases of treasury stock                                             (1,125)         (77,569)
                                                                       -----------      -----------
               Net cash used in financing activities                        (1,125)         (77,569)
                                                                       -----------      -----------

Net increase in cash and cash equivalents                                   56,305          262,108

Cash and cash equivalents at beginning of period                         2,614,499        2,672,543
                                                                       -----------      -----------

Cash and cash equivalents at end of period                             $ 2,670,804      $ 2,934,651
                                                                       ===========      ===========

Supplemental disclosures of cash flow information:
    Income taxes paid                                                  $   120,437      $    23,732

    Recognition in Stockholders' Equity of the net unrealized holding loss on available for sale securities of $77,031, net of tax effect of $39,683 during the quarter ended may 31, 1999 and $40,647, net of tax effect of
                 $23,842 during the quarter ended may 31, 2000.


The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                     ---------------------------------------
                                   (Unaudited)

(1) The accompanying unaudited financial statements for three month periods ended May 31, 1999 and 2000 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 29, 2000.

(3) The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 29, 2000.

     Information regarding operations and assets by segment is as follows:

                                          For the three        For the three
                                          months ended         months ended
                                          May 31, 1999         May 31, 2000
                                          -------------        -------------
Business segment revenue:
    Oil and gas                             $ 329,691           $ 465,601
    Gravel                                     16,768              15,593
                                            ---------           ---------
                                            $ 346,459           $ 481,194
                                            ---------           ---------

Business segment profit (loss):
    Oil and gas                             $ (36,582)          $ 216,954
    Coal and gravel                              (300)             (3,581)
    Real estate development                    (8,912)            (10,386)
    General corporate                        (125,715)           (145,876)
                                            ---------           ---------
Income (loss) from operations                (171,509)             57,111

Interest income and other, net                 47,768             175,006
Gain on sales of oil and gas properties         7,978              11,906
                                            ---------           ---------
Income (loss) before income taxes           $(115,763)          $ 244,023
                                            ---------           ---------

                                               As of               As of
                                        February 29, 2000      May 31, 2000
                                        -----------------      -------------
Total assets:
    Oil and gas                            $5,119,166           $5,412,932
    Coal and gravel                           336,861              334,131
    Real estate development                 2,761,119            2,764,715
    General corporate                       1,147,217            1,137,803
                                           ----------           ----------
                                           $9,364,363           $9,649,581
                                           ----------           ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

               The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

               The Company had net income of $160,272 ($.04 per share) in the three months ended May 31, 2000 compared to a net loss of $76,462 ($.02 per share) during the three months ended May 31, 1999. Substantially improved oil and gas revenues, reduced oil and gas operating expenses and income from the sale of miscellaneous assets were responsible for the improved performance.

               Oil and gas revenues increased approximately $135,900 (42.5%) in the three months ended May 31, 2000 due to significant increases in the average oil and gas prices received by the Company. Reflecting continued strong worldwide oil prices, the Company's average oil price received increased $12.69 per barrel (approximately 83.8%) during the 2000 period to $27.83 per barrel. The Company's average price received in the 1999 period was $15.14 per barrel. The Company's average gas price received also rose from $1.93 per MCF in the 1999 period to $2.88 per MCF in the 2000 period, an increase of approximately 49.6%. The increase in oil and gas revenues was achieved despite declines in barrels of oil and MCFs of gas sold during the 2000 period of approximately 21.3% and 13.8%, respectively. Revenues from the Company's principal property in Madison County, Texas tracked overall results, increasing approximately $82,400 (31.9%) on higher average oil and gas prices received and lower production sales volumes.

               Revenues from the Company's gravel operations decreased approximately $1,200 (7.0%) in the three months ended May 31, 2000 due to the lower level of gravel sales made by Four Corners Materials, Inc. (formerly called Durango Construction, Inc.) from the Company's Colorado gravel property during the 2000 period. Rentals received by the Company from its surface lease to such corporation were the same in both periods. The Company had no coal revenues in either the 1999 or 2000 period.

               The expenses of the Company's oil and gas operations decreased approximately $117,600 (32.1%) in the 2000 period due to the absence of any dry hole costs and lower depletion and depreciation expense. The Company incurred approximately $89,700 of dry hole costs in the 1999 period but did not participate in the drilling of any wells in the 2000 period. Depletion and depreciation expense declined approximately $43,400 (34.7%) primarily as a result of the production decline from the Madison County, Texas property. The Company's overall per equivalent barrel amortization rate also declined between periods due to the Company's higher level of estimated proven oil and gas reserves at February 29, 2000 as compared to the prior year. Marginally offsetting the declines were higher lease operating expense, principally from the Madison County, Texas property and the North Texas area leases, and higher production taxes resulting from the increased oil and gas revenues.

               The expenses of the Company's coal and gravel operations rose approximately $2,100 (12.3%) due to severance benefits paid to a former employee and testing and permitting fees associated with the reclamation work at the Carbon Junction coal mine as most other categories of expense declined. Real estate development expenses increased approximately $1,500 (16.5%) due to current and back ad valorem taxes paid on the approximate 10-acre river tract purchased by the Company adjacent to its other Colorado land in 1998. Virtually all other categories of expense decreased due to the Company's restriction of further activities until decisions are made by the City of Durango with respect to possible acquisitions of the Company's land for construction of a water reservoir and a collector or arterial road.

               General and administrative expense increased approximately $20,200 (16.0%) due to higher auditing expense resulting from the change in independent public accountants made by the Company between the 1999 and 2000 periods and greater tax accounting charges.

               Other income increased approximately $131,200 (over 235%) in the three months ended May 31, 2000 as compared to the 1999 period. Gains on the sale of surplus coal equipment (bulldozers) and the sale of a right of way from a portion of the Company's Colorado land were the principal reasons for the increase in the 2000 period as interest and dividend income and gain on the sale of oil and gas properties were only marginally higher than in the 1999 period.

               The Company's weighted average shares outstanding decreased approximately 2.7% in the 2000 period due to purchases of the Company's common stock made by the Company since the end of the 1999 period. The Company purchased a total of 29,100 shares of its common stock in the three months ended May 31, 2000, including 25,000 shares purchased from Noel Pautsky's widow.

FINANCIAL CONDITION AND LIQUIDITY

               During the first quarter of fiscal 2001, the Company's operating and investing activities carried the Company's financing activities, resulting in an approximate $262,100 increase in cash and cash equivalents at May 31, 2000. Higher average oil and gas prices received enabled the Company's operating activities to provide approximately $256,300 in funds during the period. Gains from the sale of surplus coal equipment and a land right of way, which more than offset additions to oil and gas properties and real estate held for development and an additional investment in a partnership which markets the gas from the Madison County, Texas property, allowed the Company's investing activities to add $83,400 in funds. The Company's financing activities (entirely purchases of the Company's common stock) used approximately $77,600 in funds. At May 31, 2000, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $3,244,300.

               The Company expects to fund its contemplated operations (including an approximate $435,500 commitment with respect to its interest in a new prospect in Smith County, Texas involving the purchase of one existing producing well and the drilling of two additional wells) and any stock purchases it makes during the second quarter and the remainder of fiscal 2001 from its cash and cash equivalents, sales or maturities of all or a portion of its investment securities available for sale and the cash flow from its oil and gas properties. Any significant decline in oil and gas prices from current levels might cause the Company to restrict its activity levels from those presently contemplated by management for the remainder of the fiscal year

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - Financial Data Schedule for the three months ended May 31, 2000 filed as Exhibit 27.

     (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended May 31, 2000.


                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OAKRIDGE ENERGY, INC.
                                             (Registrant)



DATE: July 17, 2000                    By /s/ Sandra Pautsky
                                       -----------------------------------------
                                       Sandra Pautsky, President


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


   EXHIBIT
   NUMBER    DESCRIPTION
   ------    -----------
     (2)  -  Plan of acquisition, reorganization, arrangement, liquidation or succession - not applicable.

     (3)  -  (i) Articles of Incorporation - not applicable.
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