Form 10QSB
period 2000-08-31
OAKRIDGE ENERGY INC
filed 2000-10-16
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2000.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2000: Common Stock, $.04 par value - 4,472,123 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]                                   NO [X]

                                      INDEX


                                                                                                             Page #
                                                                                                             ------
Part I - Financial Information
        1.  Financial Statements:

          Condensed Balance Sheets at
                  February 29, 2000 and August 31, 2000                                                           1

          Condensed Statements of Operations
                  For the Three and Six Months Ended August 31,                                                   2
                  1999 and 2000

          Statements of Cash Flows
                  For the Six Months Ended August 31, 1999 and 2000                                               3

          Notes to Condensed Financial Statements                                                                 4

        2.  Management's Discussion and Analysis or Plan of Operation                                             5

Part II - Other Information
        4.  Submission of Matters to a Vote of Security Holders                                                  10

        5.  Other Information                                                                                    11

        6.  Exhibits and Reports on Form 8-K                                                                     12


Signatures                                                                                                       12










This Report contains forward looking statements that involve risks and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Part I - Item 2. - Management's Discussion and Analysis or Plan of Operation" and "Part II - Item 5.- Other Information" for a description of various factors that could materially affect the ability of the Company to achieve the results described in the forward looking statements.

Item 1. Financial Statements.

                             OAKRIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS



                                                                                             As of                     As of
                                                                                 February 29, 2000           August 31, 2000
                                                                                 -----------------         -----------------
                                                                                                                 (Unaudited)
                                                           ASSETS

Current assets:
    Cash and cash equivalents                                                    $       2,672,543         $       2,943,957
    Trade accounts receivable                                                              196,836                   250,213
    Investment securities                                                                  245,175                   232,426
    Deferred tax asset                                                                     283,925                   183,447
    Prepaid expenses and other                                                             179,736                    94,692
                                                                                 -----------------         -----------------
              Total current assets                                                       3,578,215                 3,704,735
                                                                                 -----------------         -----------------


Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
      $4,908,202 on February 29, 2000 and $5,033,074 on August 31, 2000                  1,526,338                 1,756,351

Coal and gravel properties, net of accumulated depletion and depreciation
     of $8,402,067 on February 29, 2000 and $8,198,994 on August 31, 2000                  336,861                   327,495

Real estate held for development                                                         2,761,119                 2,769,559

Other property and equipment, net of accumulated depreciation
     of $321,775 on February 29, 2000 and $337,482 on August 31, 2000                      150,955                   135,249

Other assets                                                                             1,010,875                 1,025,875
                                                                                 -----------------         -----------------
                                                                                 $       9,364,363         $       9,719,264
                                                                                 =================         =================


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $          91,155         $         128,520
    Accrued expenses                                                                        75,750                    71,199
                                                                                 -----------------         -----------------
              Total current liabilities                                                    166,905                   199,719

Reserve for reclamation costs                                                              413,000                   413,000
Deferred federal income taxes                                                              122,392                   242,745
                                                                                 -----------------         -----------------
              Total liabilities                                                            702,297                   855,464
                                                                                 -----------------         -----------------

Stockholders' equity:
    Common stock, $.04 par value, 20,000,000
        shares authorized, 10,157,803 shares issued                                        406,312                   406,312
    Additional paid-in capital                                                             805,092                   805,092
    Retained earnings                                                                   17,050,509                17,272,806
    Unrealized loss on investment securities
         available for sale, net of income taxes                                          (131,372)                  (45,741)
    Less treasury stock, at cost, 5,645,130 shares on February 29, 2000
      and 5,685,680 on August 31, 2000                                                  (9,468,475)               (9,574,669)
                                                                                 -----------------         -----------------
                   Total stockholders' equity                                            8,662,066                 8,863,800
                                                                                 -----------------         -----------------
                                                                                 $       9,364,363         $       9,719,264
                                                                                 =================         =================

The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                3 Months Ended        3 Months Ended       6 Months Ended       6 Months Ended
                                                August 31, 1999       August 31, 2000      August 31, 1999      August 31, 2000
                                                ----------------     ----------------     ----------------     ----------------
Revenues:
     Oil and gas                                $        391,250     $        460,027     $        711,191     $        915,878
     Gravel                                               26,000               27,176               42,768               42,769
     Other                                                 9,750                9,750               19,500               19,500
                                                ----------------     ----------------     ----------------     ----------------
          Total revenues                                 427,000              496,953              773,459              978,147
                                                ----------------     ----------------     ----------------     ----------------

Operating expenses:
     Oil and gas                                         325,074              235,418              691,347              484,065
     Coal and gravel                                      14,480               16,648               31,548               35,822
     Real estate development                               7,071                3,768               15,983               14,154
     General and administrative                          115,877              124,456              241,592              270,332
                                                ----------------     ----------------     ----------------     ----------------
          Total operating expenses                       462,502              380,290              980,470              804,373
                                                ----------------     ----------------     ----------------     ----------------

               Income (loss) from operations             (35,502)             116,663             (207,011)             173,774
                                                ----------------     ----------------     ----------------     ----------------

Other income (expense):
     Interest and dividend income                         41,243               51,736               83,331               98,697
     Gain (loss) on sale of oil and gas
       properties                                          6,574                 (317)              14,552               11,589
     Other, net                                              332              (59,421)               6,012               68,624
                                                ----------------     ----------------     ----------------     ----------------
          Total other income (expense)                    48,149               (8,002)             103,895              178,910
                                                ----------------     ----------------     ----------------     ----------------

          Income (loss) before income taxes               12,647              108,661             (103,116)             352,684
                                                ----------------     ----------------     ----------------     ----------------

Income tax expense (benefit)                               4,471               46,636              (34,830)             130,387
                                                ----------------     ----------------     ----------------     ----------------

               Net income (loss)                $          8,176     $         62,025     $        (68,286)    $        222,297
                                                ================     ================     ================     ================

Income (loss) per common share                  $           0.00     $           0.01     $          (0.01)    $           0.05
                                                ================     ================     ================     ================

Weighted average shares outstanding                    4,616,956            4,479,415            4,617,079            4,486,485
                                                ================     ================     ================     ================



The accompanying notes are an integral part of these financial statements.

                             Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                      6 Months Ended        6 Months Ended
                                                                      August 31, 1999       August 31, 2000
                                                                     -----------------     -----------------
Cash flows from operating activities:
    Net income (loss)                                                $         (68,286)    $         222,297
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depletion and depreciation                                            301,611               178,903
         Accretion on investment securities, net                                    14                     0
         Gain on sales of property and equipment                               (20,051)             (139,634)
         Loss on sale of investment securities                                       0                59,424
         Deferred federal income taxes                                               0               120,353
         Net changes in assets and liabilities:
            Trade accounts receivable                                          (26,628)              (53,377)
            Federal income tax receivable                                     (128,059)                    0
            Prepaid expenses and other current assets                           12,506                66,419
            Accounts payable                                                   (38,738)               37,365
            Accrued expenses                                                    (6,404)               (4,551)
                                                                     -----------------     -----------------
              Net cash provided by operating activities                         25,965               487,199
                                                                     -----------------     -----------------

Cash flows from investing activities:
    Additions to oil and gas properties                                        (71,053)             (368,958)
    Additions to real estate held for development                              (56,770)              (16,953)
    Investment in partnership                                                        0               (15,000)
    Increase in other assets                                                     2,736                     0
    Proceeds from sale of oil and gas properties                                18,052                11,906
    Proceeds from sale of other property and equipment                          64,655               139,980
    Proceeds from investments available for sale                               100,000               139,434
                                                                     -----------------     -----------------
              Net cash provided by (used in) investing activities               57,620              (109,591)
                                                                     -----------------     -----------------

Cash flows from financing activities:
    Purchases of treasury stock                                                (40,655)             (106,194)
                                                                     -----------------     -----------------
              Net cash used in financing activities                            (40,655)             (106,194)
                                                                     -----------------     -----------------

Net increase in cash and cash equivalents                                       42,930               271,414

Cash and cash equivalents at beginning of period                             2,614,499             2,672,543
                                                                     -----------------     -----------------

Cash and cash equivalents at end of period                           $       2,657,429     $       2,943,957
                                                                     =================     =================

Supplemental disclosures of cash flow information:
    Interest paid                                                    $              --     $              --
    Taxes paid                                                       $          27,666     $          23,792


Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $131,015, net of tax effect of $67,492 during the six months ended August 31, 1999 and $85,631, net of tax effect of $50,224 during the six months ended August 31, 2000.



The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for the three and six month periods ended August 31, 1999 and 2000 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 29, 2000.

(3) The Company's operating segments are set forth in the annual accompanying notes for the fiscal year ended February 29, 2000. financial statements and Information regarding operations and assets by segment is as follows:


                                               For the Three       For the Three          For the Six            For the Six
                                               Months Ended         Months Ended          Months Ended           Months Ended
                                              August 31, 1999      August 31, 2000       August 31, 1999       August 31, 2000
                                             ----------------      ----------------      ----------------      ----------------
Business segment revenue:
   Oil and gas                               $        401,000      $        469,777      $        730,691      $        935,378
   Gravel                                              26,000                27,176                42,768                42,769
                                             ----------------      ----------------      ----------------      ----------------
                                             $        427,000      $        496,953      $        773,459      $        978,147
                                             ----------------      ----------------      ----------------      ----------------

Business segment profit (loss):
   Oil and gas                               $         75,926      $        234,359      $         39,344      $        451,313
   Coal and gravel                                     11,520                10,528                11,220                 6,947
   Real estate development                             (7,071)               (3,768)              (15,983)              (14,154)
   General corporate                                 (115,877)             (124,456)             (241,592)             (270,332)
                                             ----------------      ----------------      ----------------      ----------------

Income (loss) from operations                         (35,502)              116,663              (207,011)              173,774

Interest and dividend income                           41,243                51,736                83,331                98,697
Gain on sales of oil and gas properties                 6,574                  (317)               14,552                11,589
Other, net                                                332               (59,421)                6,012                68,624
                                             ----------------      ----------------      ----------------      ----------------
Income (loss) before income taxes            $         12,647      $        108,661      $       (103,116)     $        352,684
                                             ----------------      ----------------      ----------------      ----------------

                                                                                               As of                  As of
                                                                                        February 29, 2000       August 31, 2000
                                                                                        -----------------      ----------------
Total assets:
  Oil and gas                                                                            $      5,119,166      $      5,575,743
  Coal and gravel                                                                                 336,861               327,495
  Real estate development                                                                       2,761,119             2,769,559
  General corporate                                                                             1,147,217             1,046,467
                                                                                         ----------------      ----------------
                                                                                         $      9,364,363      $      9,719,264
                                                                                         ----------------      ----------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

                  The Company had net income of $62,025 ($.01 per share) in the three months ended August 31, 2000 compared to net income of $8,176 ($.00 per share) in the three months ended August 31, 1999. In the six-month 2000 period, the Company had net income of $222,297 ($.05 per share) compared to a net loss of $68,286 ($.01 per share) in the 1999 six-month period. Substantially improved oil and gas revenues and reduced oil and gas operating expenses were primarily responsible for the improved performance in both 2000 periods. Interest and dividend income and income from the sale of miscellaneous assets also contributed to the 2000 six-month results.

                  Oil and gas revenues increased approximately $69,000 (17.6%) and $204,700 (28.8%) in the three and six-month periods ended August 31, 2000, respectively, due to continued strong average oil and gas prices received by the Company which overcame sales production declines. The following tables compare the revenues and average prices received by the Company and its sale production volumes of oil and gas during the three and six-month 2000 periods with those of the 1999 periods:


                                                    THREE MONTHS        THREE MONTHS
                                                        ENDED               ENDED                PERCENTAGE
                                                  AUGUST 31, 1999      AUGUST 31, 2000           DIFFERENCE
                                                  ---------------      ---------------           ----------
Gas:
Revenues                                            $   76,271            $   92,674                 +21.5%
Production (MCF)                                        31,184                20,112                 (35.5)
Average Price                                       $     2.45            $     4.61                 +88.4

Oil:
Revenues                                            $  309,080            $  356,850                 +15.5%
Production (Bbls.)                                      16,805                11,748                 (30.1)
Average Price                                       $    18.39            $    30.37                 +65.1


                                                    THREE MONTHS        THREE MONTHS
                                                        ENDED               ENDED                PERCENTAGE
                                                  AUGUST 31, 1999      AUGUST 31, 2000           DIFFERENCE
                                                  ---------------      ---------------           ----------
Gas:
Revenues                                          $    131,122          $    163,377                 +24.6%
Production (MCF)                                        59,657                44,649                 (25.2)
Average Price                                     $       2.20          $       3.66                 +66.5

Oil:
Revenues                                          $    568,883          $    732,498                 +28.8%
Production (Bbls.)                                      33,962                25,247                 (25.7)
Average Price                                     $      16.75          $      29.01                 +73.2

Non-material amounts of natural gas liquids revenues and production for both periods are excluded from the foregoing tables.

                  Revenues from the Company's principal property in Madison County, Texas tracked overall results in both 2000 periods, increasing approximately $44,700 (15.1%) in the three-month period and $127,100 (22.9%) in the six-month period, due to higher average oil and gas prices received and lower production sales volumes. Subsequent to August 31, 2000, initial steps were taken by the operator of this property to unitize the field so that a secondary recovery process (i.e., a waterflood) could be undertaken. This project will likely not commence until at least December 2001, but, if successful, could substantially increase production from the field.

                  In the Company's Form 10-QSB for the three months ended May 31, 2000, the Company reported that it had committed to purchase an interest in one existing producing well and to participate in the drilling of two additional wells on a new prospect in Smith County, Texas. In the fiscal quarter ended August 31, 2000, the Company participated in the drilling of the first additional well on this prospect, called the Arp Oil Unit #2 well (the "Arp #2 Well"). The Arp #2 Well has been completed at a depth of approximately 8,090 feet and is currently being evaluated, however expectations are low. The Company has a 25% working interest in the Arp #2 Well.

                  Revenues from the Company's gravel operations increased approximately $1,200 (4.5%) during the three-month 2000 period due to a slightly higher level of sales made by Four Corners Materials, Inc. ("Four Corners") from the Company's Colorado gravel property;

however, sales were flat in the six-month 2000 period as compared to the prior year. Rentals received by the Company from its surface lease to such corporation were the same in all comparable periods.

                  The expenses of the Company's oil and gas operations decreased approximately $89,700 (27.6%) and $207,300 (30.0%) in the three and six-month periods ended August 31, 2000. Depletion and depreciation expense was the biggest contributor to the operations expense decrease, declining approximately $76,300 (54.1%) and $119,700 (45.0%) in the three and six-month periods, respectively, due to lower sales production volumes and to the reduction in the Company's per equivalent barrel amortization rate. The rate reduction was attributable to the Company's higher level of estimated proven oil and gas reserves at February 29, 2000 as compared to the prior year end. Lease operating expense was approximately $11,200 (7.9%) lower in the three-month 2000 period due to decreased expenses for the Company's wells in Madison, Gregg, Panola and Red River Counties, Texas as compared to 1999 levels. The decrease with respect to the Madison County, Texas property occurred despite substantial workover expense on one well. Lease operating expense in the six-month 2000 period was approximately the same as in the 1999 period as declines in such expenses from the Company's Panola and Red River Counties wells offset increased expense from wells in the North Texas area. Lease operating expense from the Madison County, Texas property in the six-month 2000 period was level with such expense from the prior year due to the workover expense incurred. During the six-month 2000 period, the Company also benefited from the lack of any dry hole costs. In the 1999 six-month period, the Company incurred approximately $86,700 of such expense. Production taxes were higher in both 2000 periods due to the increased oil and gas revenues, but ad valorem taxes were lower because accruals for this expense were based on the actual taxes paid by the Company in the fiscal year ended February 29, 2000 when valuations were lower.

                  The expenses of the Company's coal and gravel operations increased approximately $2,200 (15.0%) and $4,300 (13.6%) in the three and six months ended August 31, 2000. Testing and permitting fees associated with the reclamation work at the Carbon Junction coal mine contributed to the increase in both periods, and severance benefits paid to a former employee in the first three months of the period also contributed to the overall expense increase in the six-month period. Real estate development expense declined approximately $3,300 (46.7%) and $1,800 (11.4%) in the three and six-month 2000 periods due to the Company's continued restriction of activities on its land outside Durango, Colorado. See "Item 5. - Other Information" in Part II.

                  General and administrative expense increased approximately $8,600 (7.4%) in the three months ended August 31, 2000 and $28,700 (11.9%) in the six-month period due to fees paid to maintain letters of credit supporting the Company's coal reclamation bonds to the State of Colorado with respect to its abandoned coal mine. Due to timing differences, no letter of credit fees were paid in the 1999 periods. Higher travel expense primarily associated with overseeing real estate development and reclamation efforts in Colorado contributed to the increased expense in both 2000 periods, and greater auditing expense resulting from the change in the Company's independent public accountants prior to the start of the 2000 periods also affected the six-month period expense. Lower governmental reporting expense partially offset the items for which increases were incurred in both 2000 periods.

                  An approximate $59,400 loss on the partial sale of an equity security held for investment resulted in an approximate $8,000 loss from other income (expense) in the three months ended August 31, 2000, notwithstanding an approximate $10,500 increase in interest and dividend income during the period. During the six months ended August 31, 2000, however, other income (expense) was an approximate $178,900 income item. Gains from the sale of one North Texas area well and equipment from a Madison County, Texas well that was plugged and abandoned and from the sale of surplus coal equipment and a right of way from a portion of the Company's Colorado land more than covered the equity security loss which occurred during the last half of the period.

                  The Company's weighted average shares outstanding decreased approximately 3.0% and 2.8%, respectively, in the three and six-month 2000 periods due to purchases of the Company's common stock made by the Company since the end of the 1999 periods. The Company purchased a total of 40,550 shares of its common stock in the six months ended August 31, 2000, including 25,000 shares purchased from Noel Pautsky's widow during the first three months of the period.

FINANCIAL CONDITION AND LIQUIDITY

                  During the first half of fiscal 2001, the Company's operating activities carried the Company's investing and financing activities, resulting in an approximate $271,400 increase in cash and cash equivalents at August 31, 2000. Higher average oil and gas prices received enabled the Company's operating activities to provide approximately $487,200 in funds during the period. The Company's investing activities used approximately $109,600 in funds as proceeds from the sale of oil and gas properties, other property and equipment and a portion of an equity security held for investment were not sufficient to offset additions to oil and gas properties totaling approximately $369,000. The Company's financing activities (entirely purchases of the Company's common stock) used approximately $106,200 in funds. At August 31, 2000, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale aggregating approximately $3,176,400.

                  The Company expects to fund its contemplated operations and any stock purchases it makes during the remainder of fiscal 2001 from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and the cash flow from its oil and gas properties. Any significant decline in oil and gas prices from current levels might cause the Company to restrict its activity levels from those presently contemplated by management for the remainder of the fiscal year.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's 2000 Annual Meeting of Shareholders (the "Meeting") was held on July 20, 2000.

         (b) At the Meeting, Sandra Pautsky, Danny Croker and Randy Camp were elected as directors of the Company to serve until the 2001 Annual Meeting of Shareholders or until their successors are elected.

         (c) A total of 3,746,435 shares were represented in person or by proxy at the Meeting. The election of directors was the only matter voted upon by the Company's shareholders at the Meeting. The following sets forth the results of the vote:

                                 NUMBER OF SHARES         NUMBER OF SHARES
     NAME OF NOMINEE               VOTED FOR              AUTHORITY WITHHELD
     ---------------             ----------------         ------------------
     Sandra Pautsky                3,745,685                       750
     Danny Croker                  3,745,685                       750
     Randy Camp                    3,745,685                       750

ITEM 5.  OTHER INFORMATION.

                  In Colorado, a statewide initiative (called Amendment 24) pertaining to future growth and development will be voted upon in the November 2000 general election. If adopted, Amendment 24 would require local governments, such as the City of Durango and La Plata County, to delineate areas "committed" for development and would provide for local voter approval of growth and growth area maps. Growth area impact disclosures would have to be distributed to voters in connection with such elections and upon development completion all lots within the growth area would have to be served by a central water and sewer system. At the time that the Company became aware of Amendment 24, it was already positioned to file an annexation application with the City of Durango for a portion of its land that would provide for such land to be included in the "committed" area for the City.

                  In early September 2000, the Company filed such annexation application with the City of Durango. Because the application was filed prior to the certified date of the election, the Company's land will not be subject to the requirements of Amendment 24 (i.e., general election approval of the Company's development) even if Amendment 24 passes. The Company will still be required, however, to undergo the current development approval processes of the City of Durango and La Plata County. The Company anticipates that it will be at least a year before the approval process is completed.

                  The filing included a 20-year conceptual plan (the "Plan") for the development of the property that was prepared by the Company's management with the assistance of its engineering and planning consultant in Durango. This Plan for approximately 1100 acres of the Company's land (which it should be emphasized can be modified as circumstances and opportunities dictate and the approval process moves along) combines villages with a town center lifestyle, resorts that include a 27-hole golf course, business and commercial parks, medical and senior care facilities and an abundance of hiking and walking trails. The Company has not yet prepared estimates of what any significant portion of the Plan would cost to construct and will not be in a position to perform anything beyond preliminary work on parts of the Plan before final approval of the Plan. The Company intends to develop the property in phases, thereby allowing for specific parts of the Plan to be initiated and marketed in stages - either by the Company alone or with other developers or by joint venture. It is expected that infrastructure accessibility will dictate initial development.

                  The Company intends to furnish shareholders additional details concerning the Plan in the near future.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

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

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended August 31, 2000.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OAKRIDGE ENERGY, INC.
                                            (Registrant)



Date:  October 16, 2000                     By /s/ Sandra Pautsky
                                            -----------------------------------
                                            Sandra Pautsky, President


                                            By /s/ Carol J. Cooper
                                            -----------------------------------
                                            Carol J. Cooper,
                                            Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------

27                          Financial Data Schedule for the six months ended
                            August 31, 2000.