Form 10QSB
period 2000-11-30
OAKRIDGE ENERGY INC
filed 2001-01-16
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 2000.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2000: Common Stock, $.04 par value - 4,472,123 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]                             NO [X]

                                      INDEX


                                                                                                            Page #
                                                                                                            ------

Part I - Financial Information
        1.  Financial Statements:

         Condensed Balance Sheets at
                 February 29, 2000 and November 30, 2000                                                        1

         Condensed Statements of Operations
                 For the Three Months Ended November 30, 1999 and 2000                                          2
                 For the Nine Months Ended November 30, 1999 and 2000

         Statements of Cash Flows
                 For the Nine Months Ended November 30, 1999 and 2000                                           3

         Notes to Condensed Financial Statements                                                                4

        2.  Management's Discussion and Analysis or Plan of Operation                                           5

Part II  - Other Information
        6.  Exhibits and Reports on Form 8-K                                                                   10

Signatures                                                                                                     10


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


                                      (i)

Item 1. Financial Statements.
                                    Oakridge Energy, Inc.
                                   CONDENSED BALANCE SHEETS

                                            ASSETS



                                                                                         As of              As of
                                                                             February 29, 2000     November, 2000
                                                                             -----------------     --------------
Current assets:                                                                                        (Unaudited)

    Cash and cash equivalents                                                 $      2,672,543    $      3,147,223
    Trade accounts receivable                                                          196,836             208,299
    Investment securities                                                              245,175             193,795
    Deferred tax asset                                                                 283,925             197,729
    Prepaid expenses and other                                                         179,736              90,192
                                                                              ----------------    ----------------
              Total current assets                                                   3,578,215           3,837,238
                                                                              ----------------    ----------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
      $4,908,202 on February 29, 2000 and $5,094,980 on November 30, 2000            1,526,338           1,743,901

Coal and gravel properties, net of accumulated depletion and depreciation
     of $8,402,067 on February 29, 2000 and $8,204,729 on November 30, 2000            336,861             321,761

Real estate held for development                                                     2,761,119           2,790,796

Other property and equipment, net of accumulated depreciation
     of $321,775 on February 29, 2000 and $345,121 on November 30, 2000                150,955             127,610

Other assets                                                                         1,010,875           1,025,875
                                                                              ----------------    ----------------
                                                                              $      9,364,363    $      9,847,181
                                                                              ================    ================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $         91,155    $         56,369
    Accrued expenses                                                                    75,750              57,992
                                                                              ----------------    ----------------
              Total current liabilities                                                166,905             114,361

Reserve for reclamation costs                                                          413,000             413,000
Deferred federal income taxes                                                          122,392             327,593
                                                                              ----------------    ----------------
              Total liabilities                                                        702,297             854,954
                                                                              ----------------    ----------------

Stockholders' equity:
    Common stock, $.04 par value, 20,000,000
        shares authorized, 10,157,803 shares issued                                    406,312             406,312
    Additional paid-in capital                                                         805,092             805,092
    Retained earnings                                                               17,050,509          17,425,584
    Unrealized loss on investment securities
         available for sale, net of income taxes                                      (131,372)            (70,092)
    Less treasury stock, at cost, 5,645,130 shares on February 29, 2000
      and 5,685,680 on November 30, 2000                                            (9,468,475)         (9,574,669)
                                                                              ----------------    ----------------
                   Total stockholders' equity                                        8,662,066           8,992,227
                                                                              ----------------    ----------------

                                                                              $      9,364,363    $      9,847,181
                                                                              ================    ================




The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      3 Months Ended       3 Months Ended      9 Months Ended       9 Months Ended
                                                   November 30, 1999    November 30, 2000   November 30, 1999    November 30, 2000
                                                   -----------------    -----------------   -----------------    -----------------

Revenues:
   Oil and gas                                     $         402,140    $         478,628   $       1,113,331    $       1,394,506
   Coal and gravel                                            25,460               24,504              68,228               67,273
   Other                                                       9,750                9,750              29,250               29,250
                                                   -----------------    -----------------   -----------------    -----------------
      Total revenues                                         437,350              512,882           1,210,809            1,491,029
                                                   -----------------    -----------------   -----------------    -----------------

Operating expenses:
   Oil and gas                                               237,615              203,897             928,962              687,962
   Coal and gravel                                            15,580               17,722              47,128               53,544
   Real estate development                                     6,445                5,188              22,428               19,342
   General and administrative                                 99,059               99,824             340,651              370,156
                                                   -----------------    -----------------   -----------------    -----------------
      Total operating expenses                               358,699              326,631           1,339,169            1,131,004
                                                   -----------------    -----------------   -----------------    -----------------

      Income (loss) from operations                           78,651              186,251            (128,360)             360,025
                                                   -----------------    -----------------   -----------------    -----------------

Other income:
   Interest and dividend income                               42,827               54,658             126,158              153,355
   Gain (loss) on sale of oil and gas properties              (8,166)               1,480               6,386               13,069
   Other, net                                                 (7,672)                   0              (1,660)              68,624
                                                   -----------------    -----------------   -----------------    -----------------
      Total other income                                      26,989               56,138             130,884              235,048
                                                   -----------------    -----------------   -----------------    -----------------

      Income before income taxes                             105,640              242,389               2,524              595,073
                                                   -----------------    -----------------   -----------------    -----------------

Income tax expense                                            52,520               89,611              17,690              219,998
                                                   -----------------    -----------------   -----------------    -----------------

         Net income (loss)                         $          53,120    $         152,778   $         (15,166)   $         375,075
                                                   =================    =================   =================    =================

            Basic and diluted income (loss)
               per common share                    $            0.01    $            0.03   $           (0.00)   $            0.08
                                                   =================    =================   =================    =================

Weighted average shares outstanding                        4,588,354            4,472,123           4,607,574            4,481,732
                                                   =================    =================   =================    =================




The accompanying notes are an integral part of these financial statements.
                                        2

                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          For 9 Months         For 9 Months
                                                                                 Ended                Ended
                                                                     November 30, 1999    November 30, 2000
                                                                     -----------------    -----------------

Cash flows from operating activities:
   Net income (loss)                                                 $         (15,166)   $         375,075
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depletion and depreciation                                            421,404              257,762
         Accretion on investment securities, net                                    14                    0
         Gain on sales of property and equipment                                (4,214)            (141,114)
         Loss on sale of investment securities                                       0               59,424
         Deferred federal income taxes                                         (50,013)             205,201
         Net changes in assets and liabilities:
            Trade accounts receivable                                          (48,610)             (11,463)
            Federal income tax receivable                                      (42,987)                   0
            Prepaid expenses and other current assets                           17,771               78,630
            Accounts payable                                                    15,520              (34,786)
            Accrued expenses                                                   (22,641)             (17,758)
                                                                     -----------------    -----------------
               Net cash provided by operating activities                       271,078              770,971
                                                                     -----------------    -----------------

Cash flows from investing activities:
   Additions to oil and gas properties                                         (93,567)            (426,126)
   Additions to real estate held for development                               (68,984)             (41,770)
   Investment in partnership                                                         0              (15,000)
   Proceeds from sale of oil and gas properties                                  9,887               13,385
   Proceeds from sale of other property and equipment                           75,768              139,980
   Proceeds from investments available for sale                                100,000              139,434
                                                                     -----------------    -----------------
               Net cash provided by (used in) Investing activities              23,104             (190,097)
                                                                     -----------------    -----------------

Cash flows from financing activities:
   Purchases of treasury stock                                                (283,400)            (106,194)
                                                                     -----------------    -----------------
               Net cash used in financing activities                          (283,400)            (106,194)
                                                                     -----------------    -----------------

Net increase in cash and cash equivalents                                       10,782              474,680

Cash and cash equivalents at beginning of period                             2,614,499            2,672,543
                                                                     -----------------    -----------------

Cash and cash equivalents at end of period                           $       2,625,281    $       3,147,223
                                                                     =================    =================

Supplemental disclosures of cash flow information:
   Interest paid                                                     $              74    $               0
   Income taxes paid                                                 $          27,666    $          23,792


Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $37,840 net of tax effect of $19,494 during the nine months ended November 30, 1999, and $70,092 net of tax effect of $41,112 during the nine months ended November 30, 2000.




The accompanying notes are an integral part of these financial statements.

                             OAKRIDGE ENERGY, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)


(1) The accompanying unaudited financial statements for the three and nine month periods ended November 30, 1999 and 2000 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 29, 2000.

(3) The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 29, 2000.

      Information regarding operations and assets by segment is as follows:



                                                  For the Three Months Ended     For the Nine Months Ended
                                                          November 30,                 November 30,
                                                     1999             2000          1999              2000
                                                 ------------    ------------    ------------    ------------

Business segment revenue:
      Oil and gas                                $    411,890    $    488,378    $  1,142,581    $  1,423,756
      Gravel                                           25,460          24,504          68,228          67,273
                                                 ------------    ------------    ------------    ------------
                                                 $    437,350    $    512,882    $  1,210,809    $  1,491,029
                                                 ------------    ------------    ------------    ------------

Business segment profit (loss):
      Oil and gas                                $    174,275    $    284,481    $    213,619    $    735,794
      Coal and gravel                                   9,880           6,782          21,100          13,729
      Real estate development                          (6,445)         (5,188)        (22,428)        (19,342)
      General corporate                               (99,059)        (99,824)       (340,651)       (370,156)
                                                 ------------    ------------    ------------    ------------
Income (loss) from operations                          78,651         186,251        (128,360)        360,025

Interest and dividend income                           42,827          54,658         126,158         153,355
Gain (loss) on sales of oil and gas properties         (8,166)          1,480           6,386          13,069
Other, net                                             (7,672)              0          (1,660)         68,624
                                                 ------------    ------------    ------------    ------------
Income before income taxes                       $    105,640    $    242,389    $      2,524    $    595,073
                                                 ------------    ------------    ------------    ------------



                                                                                    As of           As of
                                                                                 February 29,    November 30,
                                                                                     2000            2000
                                                                                 ------------    ------------
Total assets:
      Oil and gas                                                                $  5,119,166    $  5,700,296
      Coal and gravel                                                                 336,861         321,761
      Real estate development                                                       2,761,119       2,790,796
      General corporate                                                             1,147,217       1,034,328
                                                                                 ------------    ------------
                                                                                 $  9,364,363    $  9,847,181
                                                                                 ------------    ------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

         The Company had net income of $152,778 ($.03 per share) in the three months ended November 30, 2000 compared to net income of $53,120 ($.01 per share) in the three months ended November 30, 1999. In the nine-month 2000 period, the Company had net income of $375,075 ($.08 per share) compared to a net loss of $15,166 ($.00 per share) in the 1999 nine-month period. As was the case in the three and six months ended August 31, 2000, substantially improved oil and gas revenues and reduced oil and gas operating expenses were primarily responsible for the improved performance in the 2000 periods. Interest and dividend income and income from the sale of miscellaneous assets also contributed to the 2000 nine-month results.

         Oil and gas revenues increased approximately $76,500 (19.0%) and $281,200 (25.3%) in the three and nine-month periods ended November 30, 2000, respectively, due to continued strong average oil and gas prices received by the Company which once again overcame sales production declines. The following tables compare the revenues and average prices received by the Company and its sale production volumes of oil and gas during the three and nine-month 2000 periods with those of the 1999 periods:



                                  THREE MONTHS           THREE MONTHS
                                     ENDED                   ENDED               PERCENTAGE
                                NOVEMBER 30, 1999      NOVEMBER 30, 2000         DIFFERENCE
                                -----------------      -----------------         ----------

Gas:
Revenues                           $  63,864                $  93,566              +46.5%
Production (MCF)                      21,068                   18,341              -12.9
Average Price                      $    3.03                $    5.10              +68.3

Oil:
Revenues                           $ 330,863                $ 377,392              +14.1%
Production (Bbls.)                    14,536                   11,384              -21.7
Average Price                      $   22.76                $   33.15              +45.6


                                   NINE MONTHS            NINE MONTHS
                                      ENDED                  ENDED               PERCENTAGE
                                NOVEMBER 30, 1999      NOVEMBER 30, 2000         DIFFERENCE
                                -----------------      -----------------         ----------

Gas:
Revenues                            $ 194,988               $  256,943             +31.8%
Production (MCF)                       80,724                   62,990             -22.0
Average Price                       $    2.42               $     4.08             +68.9

Oil:
Revenues                            $ 899,746               $1,109,889             +23.4%
Production (Bbls.)                     48,498                   36,631             -24.5
Average Price                       $   18.55               $    30.30             +63.3


Non-material amounts of natural gas liquids revenues and production for both periods are excluded from the foregoing tables.

         Revenues from the Company's principal property in Madison County, Texas tracked overall results in both 2000 periods, increasing approximately $32,500 (10.4%) in the three-month period and $159,500 (18.3%) in the nine-month period, due to higher average oil and gas prices received and lower production sales volumes.

         In the fiscal quarter ended August 31, 2000, the Company participated in the drilling of the Arp Oil Unit #2 well (the "Arp #2 Well") on a new prospect in Smith County, Texas. The Arp #2 Well was completed at a depth of approximately 8,090 feet and has recently been placed on production as an oil well. The Company has a 25% working interest in the Arp #2 Well but does not expect any significant production from it. The Company is committed to drill a second well on this prospect, which will likely occur during the second quarter of the fiscal year ending February 28, 2002. Subsequent to November 30, 2000, the Company participated in the drilling of an approximate 6,000' exploratory well in Wilbarger County of North Texas. The Company has an 8% working interest in the well, which is currently being completed as an oil well.

         Revenues from the Company's gravel operations declined approximately $1,000 in each of the three and nine-month 2000 periods due to a slightly lower level of sales made by Four Corners Materials, Inc. ("Four Corners") from the Company's Colorado gravel property. Rentals received by the Company from its surface lease to such corporation were the same in all comparable periods. The Company is currently involved in negotiations with Four Corners to extend the term of and to include additional area within the lease. Any extended lease will also involve the construction by Four Corners of a second access road to the Company's land, which should be a significant aid to the Company's real estate development operations.

         The expenses of the Company's oil and gas operations decreased approximately $33,700 (14.2%) and $241,000 (25.9%) in the three and nine-month periods ended November 30, 2000. Depletion and depreciation expense was the biggest contributor to the operations expense decrease, declining approximately $40,300 (39.4%) and $160,000 (43.4%) in the three and nine-month periods, respectively, due to lower sales production volumes and to the reduction in the Company's per equivalent barrel amortization rate. The rate reduction was attributable to the Company's higher level of estimated proven oil and gas reserves at February 29, 2000 as compared to the prior year end. Lease operating expense increased approximately $7,800 (7.7%) and $7,600 (2.1%) in the three and nine-month 2000 periods due to slightly higher expenses from the Madison County, Texas property and in the North Texas area and the expense of two new wells (one purchased, one drilled) in Smith County, Texas. The Company incurred substantial workover expense on one well on the Madison County, Texas property during the nine-month 2000 period. During the three and nine-month 2000 periods, the Company also benefited from the lack of any dry hole costs. In the 1999 nine-month period, the Company incurred approximately $86,700 of such expense. Production taxes were higher in both 2000 periods due to the increased oil and gas revenues, but ad valorem taxes were lower because accruals for this expense were based on the actual taxes paid by the Company in the fiscal year ended February 29, 2000 when valuations were lower.

         The expenses of the Company's coal and gravel operations increased approximately $2,100 (13.8%) and $6,400 (13.6%) in the three and nine months ended November 30, 2000. Reclamation expense at the Carbon Junction coal mine, including associated testing and permitting fees, contributed to the increase in both periods, and severance benefits paid to a former employee in the first three months of the nine-month period also contributed to the overall expense increase in such period. Real estate development expense declined approximately $1,300 (19.5%) and $3,100 (13.8%) in the three and nine-month 2000 periods due to the Company's restriction of activities on its land outside Durango, Colorado pending action on the Company's annexation application filed with the City of Durango in September 2000. The statewide initiative (called

Amendment 24) pertaining to Colorado's future growth and development, which was discussed in the Company's Form 10-QSB for the period ended August 31, 2000, was defeated in the November 2000 general election and is no longer a factor with respect to the development.

         General and administrative expense increased less than $1,000 in the three months ended November 30, 2000 but approximately $29,500 (8.7%) in the 2000 nine-month period due to fees paid to maintain letters of credit supporting the Company's coal reclamation bonds to the State of Colorado with respect to its abandoned coal mine. Due to a timing difference, no letter of credit fees were paid in the 1999 nine-month period. Higher auditing expense resulting from the change in the Company's independent public accountants prior to the start of the 2000 periods and increased ad valorem taxes also affected both periods' expense. Lower payroll expense partially offset the items for which increases were incurred in both 2000 periods, and governmental reporting expense was also reduced in the nine-month period.

         Other income increased approximately $29,100 (108.0%) and $104,200 (79.6%) in the three and nine months ended November 30, 2000. Dividend and interest income increased approximately $11,800 and $27,200 in these periods due to larger cash balances carried by the Company and higher interest rates, and the "other, net" income line item changed from an approximate $1,700 loss in the 1999 nine-month period to approximately $70,300 in income in the comparable 2000 period. The other, net income increase in the 2000 nine-month period resulted from activity during the first six months of the period as gains from the sale of one North Texas area well and equipment from a Madison County, Texas well that was plugged and abandoned and from the sale of surplus coal equipment and a right of way from a portion of the Company's Colorado land more than covered the loss on the partial sale of an equity security which occurred during such time frame.

         The Company's weighted average shares outstanding decreased approximately 2.5% and 2.7%, respectively, in the three and nine-month 2000 periods due to the purchase of 40,550 shares of the Company's common stock made by the Company during the six months ended August 31, 2000 as the Company did not purchase any additional shares during the three months ended November 30, 2000.

FINANCIAL CONDITION AND LIQUIDITY

         During the first nine months of fiscal 2001, the Company's operating activities carried the Company's investing and financing activities, resulting in an approximate $474,700 increase in cash and cash equivalents at November 30, 2000. Higher average oil and gas prices received enabled the Company's operating activities to provide approximately $771,000 in funds during the period. The Company's investing activities used approximately $190,100 in funds as proceeds from the sale of oil and gas properties, other property and equipment and a portion of an equity security held for investment were not sufficient to offset additions to oil and gas properties totaling approximately $426,100. The Company's financing activities (entirely purchases of the Company's common stock during the first six months of the period) used approximately $106,200 in funds. At November 30, 2000, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale aggregating approximately $3,341,000.

         The Company expects to fund its contemplated operations and any stock purchases it makes during the remainder of fiscal 2001 from its cash and cash equivalents and the cash flow from its oil and gas properties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - None.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended November 30, 2000.


                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OAKRIDGE ENERGY, INC.
                                           (Registrant)



DATE: January 15, 2001            By /s/ Sandra Pautsky
                                     ------------------------------------------
                                     Sandra Pautsky, President


                                  By /s/ Carol J. Cooper
                                     ------------------------------------------
                                     Carol J. Cooper, Chief Accounting Officer

                                INDEX TO EXHIBITS

         The exhibits filed herewith are filed in accordance with the requirements of Item 601 to Regulation S-B for filings on Form 10-QSB. For convenient reference, each exhibit is listed according to the number assigned to it in the Exhibit Table of such Item 601.

                  (2)      -     Plan of acquisition, reorganization,
                                 arrangement, liquidation or succession - not applicable.

                  (3)      -     (i) Articles of Incorporation - not applicable.
                                 (ii) Bylaws - not applicable.

                  (4)      -     Instruments defining the rights of security
                                 holders, including indentures - not applicable.

                  (10)     -     Material contracts - not applicable.

                  (11)     -     Statement re computation of per share earnings
                                 - not applicable.

                  (15)     -     Letter on unaudited interim financial
                                 information - not applicable.

                  (18)     -     Letter on change in accounting principles - not
                                 applicable.

                  (19)     -     Reports furnished to security holders - not
                                 applicable.

                  (22)     -     Published report regarding matters submitted to
                                 vote - not applicable.

                  (23)     -     Consents of experts and counsel - not
                                 applicable.

                  (24)     -     Power of Attorney - not applicable.

                  (99)     -     Additional exhibits - not applicable.