Form 10KSB
period 2001-02-28
OAKRIDGE ENERGY INC
filed 2001-05-29
CIK 216748

                     U.S. Securities and Exchange Commission

                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2001

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

         State issuer's revenues for its most recent fiscal year.  $1,917,727

         State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

                          $3,321,000 AS OF MAY 4, 2001


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          4,455,873 AS OF MAY 25, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

          Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal Year Ended February 28, 2001 - Part III


         Transitional Small Business Disclosure Format (check one): YES [ ] NO
         [X]

                                TABLE OF CONTENTS


                                                                             PAGE
                                                                             ----
PART I ...............................................................         1

ITEM 1.  DESCRIPTION OF BUSINESS .....................................         1

                  Summary of Developments in Fiscal 1999, 2000
                    and 2001 .........................................         1
                  Oil and Gas Operations .............................         2
                  Gravel Operations ..................................         2
                  Carbon Junction Coal Mine ..........................         3
                  Real Estate Held for Development ...................         3
                  Competition and Markets ............................         8
                  Regulation .........................................         9
                  Environmental and Health Controls ..................        10
                  Operating Hazards and Uninsured Risks ..............        11
                  Employees ..........................................        11
ITEM 2.  DESCRIPTION OF PROPERTY .....................................        12
                  Oil and Gas Properties .............................        12
                           Reserves ..................................        12
                           Production ................................        12
                           Lifting Costs and Average Sales Prices ....        13
                           Sales Contracts and Major Customers .......        13
                           Developed Acreage and Productive Wells ....        14
                           Undeveloped Acreage .......................        14
                           Drilling Activity .........................        15
                  Coal and Gravel Properties .........................        16
                  Real Estate ........................................        17
                  Office Building ....................................        17

ITEM 3.  LEGAL PROCEEDINGS ...........................................        17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS .................................        17

PART II ..............................................................        17


ITEM 5.  MARKET FOR COMMON EQUITY
                    AND RELATED STOCKHOLDER MATTERS ..................        17


                                                                             PAGE
                                                                             ----
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                    PLAN OF OPERATION ................................        18

                  Results of Operations ..............................        18
                  Financial Condition and Liquidity ..................        23
                  Forward-Looking Statements .........................        24

ITEM 7.  FINANCIAL STATEMENTS ........................................        25

                  Index to Financial Statements ......................        25
                  Report of Independent Auditors .....................        26
                  Balance Sheets as of February 28, 2001 and
                    February 29, 2000 ................................        27
                  Statements of Operations for the years ended
                    February 28, 2001 and February 29, 2000 ..........        29
                  Statements of Stockholders' Equity for the
                    years ended February 28, 2001 and February
                    29, 2000 .........................................        30
                  Statements of Cash Flows for the years ended
                    February 28, 2001 and February 29, 2000 ..........        31
                  Notes to Financial Statements ......................        32
                  Supplemental Oil and Gas Data ......................        42

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE ...........        45

PART III .............................................................        45

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                    OF THE EXCHANGE ACT ..............................        45

ITEM 10. EXECUTIVE COMPENSATION ......................................        45

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT ............................        45

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS .....................................        45


                                                                             PAGE
                                                                             ----
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ............................        46

                  Exhibits ...........................................        46
                  Reports on Form 8-K ................................        46

SIGNATURES ...........................................................        47

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

SUMMARY OF DEVELOPMENTS IN FISCAL 1999, 2000 AND 2001

                  Prior to fiscal 1999, the Company had discovered material oil and gas reserves in Madison and Limestone Counties of East Texas and had developed most of them. The Company had also commenced preliminary site work on the golf course portion of its planned mixed use development on 1,965 acres of land owned by the Company adjacent to Durango, Colorado and had secured the water rights and applied for the necessary federal permits to install an irrigation system for the golf course. In fiscal 1999, the Company completed the sale of its interest in the Limestone County, Texas field to Mitchell Energy Corporation for approximately $3.1 million in the early part of the year; however, the death of Noel Pautsky, the long-time chief executive officer of the Company, along with the substantial decline in oil prices that occurred during the remainder of the year, caused the Company to cut back its activity level for the year, particularly in Colorado. The Company did secure the federal permits to install the irrigation system for the golf course, although it elected to delay acquiring the necessary local permits and the installation of the system while it considered other means of securing water for the entire development. In fiscal 2000 and 2001, the Company continued to restrict its oil and gas exploration activities. With respect to the Company's planned Colorado real estate development, in fiscal 2000 uncertainties pertaining to the City of Durango's intentions in acquiring portions of the Company's land to build a water reservoir and to construct a collector or arterial road caused the Company to delay any further work. In fiscal 2001, the Company filed an annexation application with the City of Durango for approximately 1,100 acres of its land, which included a 20-year conceptual plan for the development of such acreage that was prepared by the Company's management with the assistance of its engineering and planning consultant in Durango. See "Oil and Gas Operations" and "Real Estate Held for Development" below and

"Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

OIL AND GAS OPERATIONS

                  During fiscal 2000 and 2001, the Company's oil and gas operations were primarily conducted in Madison, Freestone, Red River, Panola, Gregg and Smith Counties of East Texas and in various areas of North Texas.

                  With the death of Noel Pautsky, Sandra Pautsky, the Company's President, and Danny Croker, the Company's Vice President, took over the selection of the exploration and development prospects in which the Company participates. Recently, the Company's practice has been to purchase interests of varying size in a number of exploration prospects which were originated by others (i.e., independent geologists or other independent oil and gas companies). These prospects have covered lands in the States of Texas, Nevada, Mississippi, New Mexico, Oklahoma and Kansas. In most cases, the originator of the prospect had already assembled the leases and performed most, if not all, of the necessary geological and/or geophysical work before the interest in the prospects were offered for sale to the Company. Under such circumstances, the Company typically paid a percentage of the initial prospect costs greater than the percentage of ownership interest in the prospect which the Company acquired.

GRAVEL OPERATIONS

                  The Company's gravel property is located on approximately 33 acres of the 1,965 acres of land owned by the Company in fee in La Plata County, Colorado. The Company received approximately $76,000 in royalty payments and rentals during fiscal 2001 from its gravel contract and surface lease entered into during fiscal 1994 with Durango Construction, Inc., now called Four Corners Materials, Inc. ("Four Corners"), pursuant to which such company is mining sand, gravel and rock products from the gravel permit area. The Company has been discussing for some time and is close to reaching an agreement with Four Corners to add land to the contract and lease to give Four Corners additional gravel reserves to mine. Four Corners would have the responsibility for obtaining any needed amendment to the existing gravel mining permit, which the Company transferred to Four Corners in fiscal 1998. The term of the contract and lease would be extended for an additional five years from its scheduled expiration date on December 31, 2001. In consideration of the Company's inclusion of the additional acreage under the contract and lease and the term extension, Four Corners would perform, at the Company's expense, the required land reclamation work on the Company's coal mine permit area located on other portions of the property and would construct a secondary access road to the property at its and the Company's expense, which will significantly aid the Company's real estate development efforts. A definitive written agreement has not yet been signed with Four Corners pertaining to the contract and lease extension, and there can be no assurance than one will be signed, particularly if the Company determines that any road usage by Four Corners for access to adjacent federal lands would have an adverse impact on the Company's ability to obtain the necessary approvals for the road's construction. See "Carbon Junction Coal Mine" and "Real Estate Held for Development", below.

CARBON JUNCTION COAL MINE

                  The Company owns the Carbon Junction coal mine which is also located on its 1,965 acres of land in La Plata County, Colorado. The mine permit covers 236.9 acres of the property. After the Company obtained an updated appraisal of the mine's coal deposits at the end of fiscal 1994 which concluded that the deposits had no value, the Company limited its operations at the Carbon Junction mine to maintenance and regulatory compliance activities until fiscal 2000, when the Company abandoned any further attempts to mine the coal deposits and commenced the required work to reclaim the land affected by its prior surface mining operations. The Company has posted with the State of Colorado a reclamation performance bond in the amount of $816,526 for its Carbon Junction mine operations. As part of the proposed gravel contract and surface lease extension with Four Corners (see "Gravel Operations", above), Four Corners will complete the reclamation work at the Company's expense and replace the Company's reclamation performance bond with one of its own. Four Corners' engineering staff estimates that the reclamation work can be completed for $413,000. The Company recorded $413,000 for costs associated with the reclamation of the Carbon Junction mine and surrounding property in the fourth quarter of fiscal 2000, when it first began its discussions with Four Corners. The reclamation work should have no further impact on the Company's statement of operations unless the actual costs of the work exceed $413,000.

REAL ESTATE HELD FOR DEVELOPMENT

                   The Company's planned mixed use development is located on approximately 1,100 acres of the 1,965 acres of land owned by the Company in La Plata County, Colorado. The major highways intersecting the City of Durango and La Plata County are US Highway

550 running north and south and US Highway 160 running east and west. The Company's land is aligned with US Highway 160 and is located on a mesa adjacent to and above the City of Durango. The property is not currently within the City limits; however, certain portions of the property have common boundaries to the City.

                  In fiscal 1996 and 1997, the Company had initiated the design of a golf course for the land and obtained a land use permit from La Plata County allowing it to commence preliminary site work on the golf course, which covers approximately 170 acres of the proposed 1,100-acre development. The Company also repaired the heavy earth-moving equipment which it had originally acquired for its coal operations so that it could be used to perform as much of the golf course work as possible. During fiscal 1998, the Company commenced and completed clearing the major brush off the land and commenced leveling the land for the golf course fairways. The Company also secured the necessary rights to use water from the nearby Animas River for an irrigation system which it contemplated installing for the golf course and purchased an additional 10 acres of land adjacent to the Animas River as a site for the construction of a station to pump the water from the Animas River through a line to the proposed system. In fiscal 1999, the Company completed the "roughing in" of the last nine holes of the golf course and obtained the permits from the various federal agencies to construct the pumping station and waterline for the irrigation system. The Company had hoped to acquire the necessary local permits in the fall of 1998 and then to commence construction of the station, line and system; however, after obtaining an $800,000 cost estimate for laying only the water line to the golf course water storage site and an estimated annual operating cost of $36,000 to pump the water to the storage site, it elected to delay the commencement of the construction until other alternatives for acquiring water for the entire development could be fully evaluated.

                  The preparation of a master plan with a definitive cost estimate was the primary objective for the Company with respect to the planned development in fiscal 2000. Although the Company made progress in preparing the plan, uncertainties which developed involving whether a contemplated additional water reservoir to be constructed by the City of Durango would be located on a portion of the Company's land and whether the City would proceed with its planning staff's desire to construct a collector or arterial road through the Company's land caused delays in its final preparation. As then being considered, the prospective water reservoir location would have taken a portion of the back nine holes of the golf course as originally designed and, if constructed as an arterial road, the road would have taken an additional portion of such holes and directed significant traffic through the golf course.

                  During the fall of 1999, the City notified the Company that it was interested in acquiring between 35 and 53 acres of land from the Company for the proposed water reservoir, and in late February 2000 the City advised the Company that it would obtain an appraisal of the land to assist in determining the purchase price. Negotiations regarding the acquisition of any of the Company's land intended for a reservoir have been tabled for the present. The Animas-La Plata reservoir project, which has been proposed since the early 1900s to satisfy the water rights claims of the Southern Ute and Ute Mountain Indian tribes without depriving non-Indians of their junior water rights, has recently been revived in the Congress. If the Animas-La Plata project is built, the City is uncertain of its need for a reservoir which would use any Company lands.

                  Notwithstanding the fact that no decisions had yet been reached with respect to the proposed water reservoir or road, the Company proceeded with the development of its master plan for the property in fiscal 2001 and in September 2000 filed an annexation application with the City of Durango for 1,100 acres of the property. Prior to action by the City regarding annexation, a plan must be developed and approved by the City for the area in which the Company's property is located (an "Area Plan"). An Area Plan evaluates land uses within a specific area to determine whether the uses will be compatible with each other. Properties adjacent and nearby that may be impacted by the landowner requesting annexation are studied. Impacts to resources of minerals, coal, oil and gas, as well as wildlife, archeological, geologic and environmental hazards, traffic, public facilities and infrastructure are reviewed. Public hearings on the Area Plan provide a forum for neighborhood discussion and comment. The Company's land location and its isolation limit the number of additional properties within the Area Plan. Approximately 30 property owners are expected to be included within the Area Plan. The City of Durango has advised the Company that the time frame for the Area Plan approval should require approximately seven months.

                  According to City planners, once the Area Plan has been adopted, then an annexation impact report is required to address the physical analysis of the annexation issue, which is a considerably shorter process and should occur within an additional approximate three to four months. Expected to occur in tandem with, but late in the Area Plan process, is the submittal of the Company's 20-year conceptual plan for the 1,100 acres (the

"Conceptual Plan"), which was filed with the Company's annexation application, for review and public comment in neighborhood meetings. The City Planning Commission then prepares a recommendation to the City Council to approve, approve with conditions or deny the annexation application.

                  The Conceptual Plan for the development of the 1,100 acres was prepared by the Company's management with the assistance of its engineering and planning consultant in Durango. Approximately 865 mountainous acres that extend northeast will remain in the County and are intended to be developed into 35-acre lots in the future. The Company's development concept for the 1,100 acres, tentatively to be called "Oakridge at Durango", is a neighborhood design where residential villages are within convenient walking or biking distance to nearby neighborhood squares offering life's daily essentials. Within each square is a neighborhood business district intended as a transitional area of light business uses between residential areas and other features where shopping, services or office spaces are provided to the nearby neighborhoods. In the center of each square will be a small community park and plaza for resting, playing or eating surrounded by the commercial, office and service businesses. Houses of worship and day care will be conveniently sited. Residential densities will shift from high-density in the center of the village to medium or less density as the golf course or rims of the mesa are approached. The Conceptual Plan also includes a central business district intended primarily for areas of concentrated indoor retail and service businesses, but not for "big box" or regional shopping malls. Also planned is a resort and spa location that includes a golf course, medical and senior care facilities and business and commercial parks.

                  A brochure for the Company's proposed real estate development project will be included with the Company's annual report for the year ended February 28, 2001 mailed to shareholders. A drawing of the land use plan is included in the brochure along with information about the City of Durango. The drawing depicts the intended land use according to the Conceptual Plan; however, it should be emphasized that the Conceptual Plan will be modified as circumstances and opportunities dictate and the approval process moves along.

                  The Company has already made some modifications to the Conceptual Plan in an effort to attract a major lead facility for a portion of the land, and the Company is currently working on preparing estimates for the infrastructure costs for the first phase of the Conceptual Plan. The Company intends to develop the property in phases, thereby allowing for specific parts of the Conceptual Plan to be initiated and marketed in stages - either by the Company alone or with other developers. It is expected that infrastructure accessibility will dictate initial development.

                  One of the requirements to obtain annexation and Conceptual Plan approval from the City will be that the property be served by two access roads. The sole current access is located on the western end of the property and services incoming and outgoing traffic that includes gravel hauling trucks from Four Corners' gravel mining activity. One of the Company's conditions for gravel mining to continue on the property is that Four Corners acquire another access route for gravel hauling in order that its mining activities not impede the Company's development process. The second access route, as planned, could also provide Four Corners access to other gravel resources not located on the Company's property. The Company has negotiated with Four Corners for it to construct an alternate access road on the southeast side of its property, tentatively to be known as REA Canyon Road, which will serve gravel mining and land development on the property. The major portion of traffic within the development in the early stages is expected to be served by the western access since the initial phase of development is intended for this area. The Company is responsible for the design of, and obtaining the required permits and approvals for, the alternate access road. Colorado Department of Transportation approval as well as local approvals will be required before construction can begin. Once all approvals are obtained by the Company, Four Corners will be obligated to commence construction of the road within one month and to complete it within 180 working days. Four Corners has estimated the cost to construct the road to be approximately $1,500,000. Pursuant to the Company's proposed agreement with Four Corners, Four Corners will bear the first $1,000,000 in costs to construct the road, and the Company will bear all costs of the road in excess of $1,000,000. Preliminary feedback by the City's planning staff indicates that the staff would view the alternate access road to be a collector road, with possible modifications to accommodate its construction in the canyon provided no access onto the road occurs in this area.

                   The minimum time frame expected to accomplish the annexation and Conceptual Plan approval process is approximately one year and four months from the submittal of the Area Plan. The Company expects to be able to furnish the City's staff with all of the information the staff has requested from the Company for the Area Plan preparation to date by the end of May 2001 and believes the Area Plan will be submitted within the next three to four months. It should be noted, however, that such time frame can extend into years if problems are encountered. The Company considers the current pace of activities encouraging, but there can be no assurances that annexation and Conceptual Plan approval can be obtained within satisfactory time frames and without burdensome conditions being attached. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Financial Condition and Liquidity."

COMPETITION AND MARKETS

         COMPETITION: A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company. Competition for desirable leases and suitable prospects for oil and gas drilling operations is intense, and in the past the Company has experienced significant competition in obtaining the services of drilling contractors and in purchasing tubular goods and other materials necessary to drill and complete wells. In fiscal 2001, the Company did not experience any difficulty in obtaining services and materials because of its cut back in exploration activities, although the significant product price increases which occurred in the industry during the past two years have caused demand for such services and materials to rise dramatically from what was the case in fiscal 1999 when product prices were depressed.

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

                  After bottoming out during the fourth quarter of fiscal 1999, oil prices began an upward trend that continued, with minor fluctuations, throughout fiscal 2000 and 2001. The Company's average oil price received during fiscal 2001 increased $9.64 per barrel (approximately 47.4%) from that price received in fiscal 2000, and this increase had a material positive effect on the Company's revenues in fiscal 2001 and the amount of its estimated year end proven oil reserves. Although current oil prices being received by the Company have backed off somewhat from their high in the fall of 2000, they remained at an approximate $27.00 per barrel average price level in March, 2001. A return to the oil price environment experienced by the Company in fiscal 1999 would have a material adverse effect on the Company's revenues and operating cash flow and would result in decreases in the carrying value of the Company's oil and gas properties.

                  The Company's average gas price received also rose $2.28 per MCF (approximately 93.8%) during fiscal 2001 from $2.44 per MCF to $4.72 per MCF. The Company's average gas price received during the fourth quarter of fiscal 2001, which encompasses the coldest months of the calendar year, reached a record $7.73 per MCF, and such average gas price for the Company's Madison County, Texas property was $9.05 per MCF. Due to the Company's significant weighting in favor of oil production after the sale of the Limestone County, Texas field in fiscal 1999, the effect of the higher gas prices received by the Company was not as great as might otherwise be expected.

                  While certain of the Company's gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 28, 2001. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

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

EMPLOYEES

As of May 25, 2001, the Company had four full-time employees and one part-time employee. Two of the employees and the part-time employee were located at the Company's executive offices, one was located at the Company's coal, gravel and real estate development operations office in Durango, Colorado and one was a field employee located in North Texas. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

         OIL AND GAS PROPERTIES.

RESERVES

           Reference is made to "Supplemental Oil and Gas Data (Unaudited)" included in the Notes to Financial Statements for additional information concerning: (i) certain cost and revenue information pertaining to the Company's oil and gas producing activities; (ii) estimates of the Company's oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company's oil and gas reserves and the changes in such standardized measure. The engineering report with respect to the Company's proved oil and gas reserves as of February 28, 2001 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas ("Stephens Engineering"). At such date, all of the Company's oil and gas reserves were located in the United States and in the States of Texas, Mississippi, Colorado, Oklahoma and New Mexico.

                  No reserve reports pertaining to the Company's proved net oil or gas reserves were filed with any Federal governmental authority or agency during the fiscal year ended February 28, 2001, and no major discovery is believed to have caused a significant change in the Company's estimates of proved reserves since that date.

                  The following table reflects Stephens Engineering's estimate of those quantities of oil and gas as of February 28, 2001 which can be produced from the Company's proved developed reserves during the fiscal year ending February 28, 2002, using equipment installed and under economic and operating conditions existing at February 28, 2001:

                           Oil (Bbls.).............. 36,188
                           Gas (MCF)................ 56,904

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

PRODUCTION

                  The following table shows for each of the three fiscal years ended February 28, 2001 the total production attributable to the Company's oil and gas interests:


FISCAL YEAR ENDED                     OIL                        GAS
 FEBRUARY 28/29                     (BBLS.)                     (MCF)
-----------------                   -------                    -------
2001....................            47,368                      85,632
2000....................            61,220                     110,051
1999....................            87,345                     133,478

LIFTING COSTS AND AVERAGE SALES PRICES

                  The Company's production (lifting) costs and average sales prices received during each of the three fiscal years ended February 28, 2001 were as shown in the following table:


                                                     FISCAL YEAR
                                                 ENDED FEBRUARY 28/29
                                             ----------------------------
                                              2001       2000       1999
                                             ------     ------     ------
         Lifting Costs

         Per Equivalent Unit (Bbls.) ...     $ 9.88     $ 7.58     $ 5.27

         Average Sales Prices

         Oil (per Bbl.) ................      29.96      20.32      11.83
         Gas (per MCF) .................       4.72       2.44       2.02

SALES CONTRACTS AND MAJOR CUSTOMERS

                  The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company's producing properties are located. During the fiscal year ended February 28, 2001, approximately 81% of the Company's oil sales were made to Plains Marketing & Transportation and approximately 14% were made to Sunoco, Inc. During fiscal 2001, approximately 73% of the Company's gas sales were made on the spot market to TXU Fuel.

                  Substantially all of the Company's oil sales to Plains Marketing & Transportation and its gas sales to TXU Fuel were from the Company's Madison County, Texas property.

                  In the opinion of management, the termination of any of the Company's sales contracts would not adversely affect the Company's ability to sell its oil and gas production at comparable prices.

DEVELOPED ACREAGE AND PRODUCTIVE WELLS

                  As of February 28, 2001, the Company owned working and overriding royalty interests in 9,479 gross (2,662 net) acres of developed oil and gas leases and 74 gross (23.12 net) productive oil and gas wells.

                  The following table summarizes the Company's developed acreage and productive wells as of February 28, 2001:


                                             Developed Acreage(1)                       Productive Wells(1)(3)
                                    --------------------------------------      --------------------------------------
                                        Gross(2)               Net(2)               Gross(2)               Net(2)
                                    ----------------      ----------------      ----------------      ----------------
                                     Oil        Gas        Oil        Gas        Oil        Gas        Oil        Gas
                                    -----      -----      -----      -----      -----      -----      -----      -----
Texas:
  Madison Co. ................      4,515         --      1,129         --         28         --       7.00         --
  All Other Cos...............      2,408      1,914      1,259        177         28         14      13.36       2.41
Mississippi ..................         40         --          1         --          1         --        .01         --
Colorado .....................         --        242         --          4         --          1         --        .02
Oklahoma .....................         40         --          1         --          1         --        .03         --
New Mexico ...................         --        320         --         91         --          1         --        .29
                                    -----      -----      -----      -----      -----      -----      -----      -----


         Total ...............      7,003      2,476      2,390        272         58         16      20.40       2.72
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

(3) Includes 14 gross (5.05 net) shut-in wells; excludes 6 gross (2.60 net) water injection wells.

UNDEVELOPED ACREAGE

                  The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 28, 2001:


         STATE                         GROSS ACRES   NET ACRES
         -----                         -----------   ---------
         Texas.......................    19,153        5,676
         Arkansas....................     2,428        1,214
                                         ------       ------

                          Total......    21,581        6,890
                                         ======       ======

                  All of the Company's undeveloped leases in the State of Arkansas cover lands located in Miller County. In the absence of drilling activity which establishes commercial reserves sufficient to justify retention, the Company's leases on approximately 62.6% of its net acres will expire in fiscal 2002, approximately 10.8% will expire in fiscal 2003, 2.3% will expire in fiscal 2004 and 2.2% will expire in fiscal 2005. The remaining approximate 22.1% of the Company's undeveloped acreage, which includes all of such acreage in the State of Arkansas and a portion of such acreage in Gregg and Montague Counties, Texas, is currently held in force by production in which the Company has no ownership interest.

DRILLING ACTIVITY

                  The following table sets forth the results of the Company's drilling activity for each of the three fiscal years ended February 28, 2001:


                                                     Exploratory Wells
                          ------------------------------------------------------------------------
    Fiscal Year                         Gross                                   Net
       Ended              ---------------------------------      ---------------------------------
   February 28/29         Productive      Dry         Total      Productive      Dry         Total
--------------------      ----------     -----        -----      ----------     -----        -----
1999 ...............            2            6            8          .29         1.20         1.49
2000 ...............            1            0            1          .33           --          .33
2001 ...............            1           --            1          .25           --          .25
                            -----        -----        -----        -----        -----        -----

     Total .........            4            6           10          .87         1.20         2.07
                            =====        =====        =====        =====        =====        =====



                                                     Development Wells
                          ------------------------------------------------------------------------
    Fiscal Year                         Gross                                   Net
       Ended              ---------------------------------      ---------------------------------
   February 28/29         Productive      Dry         Total      Productive      Dry         Total
--------------------      ----------     -----        -----      ----------     -----        -----
1999 ...............            4           --            4         1.00           --         1.00
2000 ...............           --           --           --           --           --           --
2001 ...............           --           --           --           --           --           --
                            -----        -----        -----        -----        -----        -----

     Total .........            4           --            4         1.00           --         1.00
                            =====        =====        =====        =====        =====        =====

As of February 28, 2001, the Company was in the process of drilling one gross (.08 net) exploratory well.

                  COAL AND GRAVEL PROPERTIES.

                  As of February 28, 2001, the Company held 1,825 (456 net) acres of coal leases covering lands in La Plata County, Colorado. The leases were acquired in October 1990 and have remaining primary terms of approximately 14 years. No annual delay rentals or advance minimum royalties are required.

                  The Company's Carbon Junction coal mine is located upon such 1,825 acres. The renewal mine permit issued by the State of Colorado for such coal mine pertains to approximately 237 acres out of such 1,825 acres. The Company's leases cover a 25% interest in the coal under the 1,825 acres. The Company owns most of the surface estate and the other 75% interest in the coal and has the executive rights (i.e., the exclusive right to sign coal leases) on the 25% interest.

                  In 1991, the Company purchased the surface estate, a 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of 200 additional acres in La Plata County adjacent to the 1,825 acre tract. The Company has not leased the remaining 25% interest in the coal. By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described 1,825 acre and 200 acre tracts. The Company has ended any plans to attempt to operate the Carbon Junction coal mine and has started the reclamation work on the land affected by its prior mining operations. See "Item 1 - Description of Business - Carbon Junction Coal Mine." The Company expects, however, to continue the coal leases as they involve no significant expense to it.

                  The Company also owns 55% of the gravel, oil, gas and other mineral rights with respect to the 1,825 acre tract in La Plata County, Colorado and has the executive rights on the remaining 45%. During fiscal 1998, the Company's permit from the State of Colorado to mine gravel from 33 acres on such tract was transferred to Four Corners, which is currently mining sand, gravel and rock products from the permit area pursuant to its contract and surface lease with the Company, which is proposed to be extended for an additional five years from its scheduled expiration on December 31, 2001. See "Item 1. - Description of Business - Gravel Operations."

                  REAL ESTATE.

                  The surface of most of the land in La Plata County, Colorado described in "Coal and Gravel Properties" above and adjacent acreage totaling 1,965 acres is held for development by the Company. Approximately 1,100 acres of such land is the subject of a planned mixed use development by the Company. See "Item 1. - Description of Business - Real Estate Held for Development."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matter was submitted during the fourth quarter of the fiscal year ended February 28, 2001 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The Company's common stock, $.04 par value, is traded in the over-the-counter market. The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 28, 2001 by quarters. Such quotations were furnished to the Company by the National Quotation Bureau, LLC and were supplied by The National Association of Securities Dealers ("NASD") through the NASD OTC Bulletin Board, the NASD's automated system for reporting NON-NASDAQ quotes and the National Quotation Bureau's Pink Sheets. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


PERIOD                                                     HIGH          LOW
------                                                    ------        ------
Fiscal Year Ended February 29,
 2000:
         Quarter Ended May 31, 1999 ..............        $ 2.25        $ 2.00
         Quarter Ended August 31, 1999 ...........          2.50          1.75
         Quarter Ended November 30, 1999 .........          2.50          2.38
         Quarter Ended February 29, 2000 .........          2.38          2.25

Fiscal Year Ended February 28,
 2001:
         Quarter Ended May 31, 2000 ..............        $ 3.00        $ 2.25
         Quarter Ended August 31, 2000 ...........          2.50          2.25
         Quarter Ended November 30, 2000 .........          2.25          2.25
         Quarter Ended February 28, 2001 .........          2.63          2.13


                  As of May 16, 2001, the approximate number of holders of record of the common stock of the Company was 479.

                  The Company did not pay any dividends during the two fiscal years ended February 28, 2001. There are currently no restrictions upon the Company's ability to pay dividends; however, the Company does not anticipate paying any dividends in fiscal 2002.

                  The Company did not make any sales of its equity securities during the two fiscal years ended February 28, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION.

                  The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7.

RESULTS OF OPERATIONS

                  During the fiscal year ended February 28, 2001, the Company had net income of $238,455 ($.05 per share) compared to a net loss of $548,136 ($.12 per share) during the fiscal year ended February 29, 2000. Substantially higher oil and gas revenues and reduced oil and gas operating expenses were primarily responsible for the improved performance. Greater interest and dividend income also contributed to the fiscal 2001 results. A $413,000 charge for coal mine reclamation work during the fourth quarter of fiscal 2000 adversely affected fiscal 2000's results.

                  Oil and gas revenues increased approximately $256,700 (16.2%) in the fiscal year ended February 28, 2001 due to continued strong average oil and gas prices received by the Company which overcame sales production declines. The Company's average gas price received was particularly strong during the fourth quarter of fiscal 2001. The following table compares the oil and gas revenues and average prices received by the Company and its sales volumes of oil and gas during fiscal 2001 with those of fiscal 2000:


                                                            PERCENTAGE
                              FISCAL 2000     FISCAL 2001   DIFFERENCE
                              -----------     -----------   ----------
Oil:
Revenues ................     $1,264,536     $1,407,385      +11.3%
Volume (Bbls.) ..........         62,223         46,983      -24.5
Average Price
 (per Bbl.) .............     $    20.32     $    29.96      +47.4

Gas:
Revenues ................     $  250,539     $  360,744      +44.0%
Volume (MCF) ............        102,870         76,422      -25.7
Average Price
 (per MCF) ..............     $     2.44     $     4.72      +93.8


Non-material amounts of natural gas liquids revenues and sales volumes for both years are excluded from the foregoing table.

                  Revenues from the Company's principal property in Madison County, Texas tracked overall results for fiscal 2001, increasing approximately $108,800 (9.1%) due to higher average oil and gas prices received and lower sales volumes. In the fourth quarter of fiscal 2001, however, oil revenues from this property declined approximately $66,700 (23.0%) despite a higher average oil price received. The Madison County, Texas property has been fully developed for over a year, and the Company expects overall production from the property to continue to decline in fiscal 2002 until a contemplated secondary recovery project on the property is implemented. At February 28, 2001, the Company's independent petroleum engineers estimated proven undeveloped oil reserves attributable to a secondary recovery project on the property to be 503,552 barrels. Although the project has been approved by the operator, the Company and the other working interest owners, it still must be approved by a few additional royalty owners and the Texas Railroad Commission before it can be implemented, and, at this stage, it is uncertain how long it will take to obtain such approvals. It should be emphasized that there can be no assurance that the secondary recovery project will be successful.

                  The higher oil and gas prices being received at February 28, 2001 had a beneficial effect on the estimates of the Company's proved oil and gas reserves received from the Company's independent petroleum engineers at that date. This can be best illustrated from the fact that the Company's estimated future net revenues from its proved developed producing reserves declined by only approximately $667,500 and the present value of such future net revenues fell by only $255,800 despite no significant additions to reserves occurring and approximately $1,800,000 in oil and gas sales being made from the Company's properties during the year.

                  The recent release of President Bush's proposed energy policy and the resulting debate on the national level that will follow, along with the highly publicized energy shortages in California and the northwest that have occurred and may continue, will certainly keep the nation's attention focused on energy demand and supply and price levels in the coming fiscal year. Although the past two or three years certainly show that it is always hazardous to try and predict energy prices, the Company believes that it is more likely than not that fiscal 2002 will see continued strong oil and gas prices, although there could very well be periods during the year of moderate price fluctuations. Any return to the level of oil and gas prices received during fiscal 1999 could be disastrous for the Company and the oil and gas industry.

                  The Company has two sources of gravel revenues. One is from the Company's surface lease with Four Corners which permits such company to mine the Company's gravel reserves, and the other is the royalty the Company receives from Four Corners' gravel sales. Revenues from the Company's gravel operations decreased approximately $2,900 (3.7%) in fiscal 2001 as the Company's royalty income fell slightly due to the lower level of gravel sales made by Four Corners from the Company's property during the year. Rentals received by the Company from the surface lease were the same in both fiscal years. Due to the Company's proposed agreement with Four Corners extending its gravel mining contract, the Company expects its royalty income to rise somewhat in fiscal 2002 due to an increase in the royalty rate provided for in the extension and an anticipated increase in the rock tonnage to be removed by Four Corners. The Company had no coal revenues in either fiscal 2000 or 2001.

                  The expenses of the Company's oil and gas operations declined approximately $295,000 (18.8%) in the fiscal year ended February 28, 2001. Depletion and depreciation expense was the biggest contributor to the operations expense decrease, declining approximately $242,000 (44.0%) due to the lower sales production volumes during the year, particularly from the Company's Madison, Gregg, Freestone and Panola Counties, Texas properties, and to a lower depletable balance. Lease operating expense (which includes well operating expense, engineering expense and production and ad valorem taxes) increased approximately $8,500 (1.3%) in fiscal 2001. Operating expense from the Madison County, Texas property increased approximately $21,100 due to greater per well workover expense being incurred as the field matured. The Company also incurred approximately $11,000 in operating expense for the two new Arp Unit wells (one purchased, one drilled) in Smith County, Texas for which there was no expense in the prior fiscal year. This latter expense was roughly offset by a decline in operating expense from the Company's Freestone County, Texas property. Production taxes increased approximately $10,500 (13.6%) in fiscal 2001 due to the higher oil and gas revenues during the year, but ad valorem taxes were approximately $14,900 (54.7%) lower because the operator of the Madison County, Texas property, with the assistance of an ad valorem tax consultant, was able to obtain a lower valuation for the property. Engineering expense was at roughly the same level in both years.

                  Lease impairment expense increased approximately $121,400 (62.9%) in fiscal 2001. The approximate $314,500 in such expense was all attributable to the Arp Oil Unit #2 well in Smith County, Texas where the reserves obtained did not fully support the expense incurred. Most of the impairment expense in fiscal 2000 related to the Vivian Parker #2 well in Gregg County, Texas. Exploration expense (i.e., geological and geophysical expense, abandoned and expired leasehold expense and dry hole expense) declined approximately $182,900 (98.2%) in the fiscal year ended February 28, 2001 as the Company did not incur any geological and geophysical and dry hole expenses in fiscal 2001 and only approximately $3,300 of abandoned and expired leasehold expense. In fiscal 2000, the Company incurred approximately $86,700 of dry hole expense with respect to the first set of completions on the Vivian Parker #2 well, dropped approximately $99,100 of leases in New Mexico, Kansas and in three areas of East Texas and had a small amount of geological and geophysical expense.

                  The expenses of the Company's coal and gravel operations declined by approximately $416,200 (86.3%) during the fiscal year ended February 28, 2001. The Company recorded $413,000 for reclamation costs associated with the Company's Carbon Junction mine and surrounding property during the fourth quarter of fiscal 2000, and the absence of any comparable expense in fiscal 2001 was the principal reason for the magnitude of the expense decline during the year. Although the reclamation work has been delayed until fiscal 2002, the Company will not book any further expense as the reclamation costs are actually incurred unless the total reclamation costs exceed the $413,000 estimate. Real estate development expense decreased approximately $4,900 (16.9%) in fiscal 2001 as the Company continued to restrict work on the golf course and focused its work on developing a master plan for, and in securing the construction of a secondary access road to, the Ewing Mesa property. See "Item 1 - Description of Business - Real Estate Held for Development."

                  General and administrative expense increased approximately $16,100 (3.7%) during fiscal 2001 due to higher auditing expense resulting from the change in the Company's independent public accountants in the prior fiscal year, fees paid to maintain letters of credit supporting the Company's coal reclamation bond to the State of Colorado with respect to its abandoned coal mine and increased travel expense associated with the Company's Colorado real estate development operations. Due to a timing difference, no letter of credit fees were paid in fiscal 2000. Lower payroll expense partially offset the items for which increases were incurred.

                  Other income (expense) increased significantly in fiscal 2001, moving from approximately $1,000 in income in fiscal 2000 to approximately $268,000 in income in fiscal 2001. Dividend and interest income increased approximately $40,800 (24.1%) due to larger cash balances carried by the Company and higher interest rates during most of the year, and the "other, net" component of income changed from an approximate $59,000 expense item in fiscal 2000 to an approximate $40,100 income item in fiscal 2001. The other, net income increase in fiscal 2001 resulted mainly from activity during the first six months of the year as gains from the sale of one North Texas area well and equipment from a Madison County, Texas well that was plugged and abandoned and from the sale of surplus coal equipment and a right of way from a portion of the Company's Colorado land more than covered the loss on the partial sale of an investment equity security which occurred during such time frame and the Company's share of the loss from a gas marketing limited partnership for the year. Gain (loss) on the sale of oil and gas properties changed from an approximate $109,700 loss in fiscal 2000 to an approximate $17,400 income item in fiscal 2001. In fiscal 2000, no material sales of oil and gas properties occurred and the Company recorded a negative adjustment of approximately $130,100 to the substantial fiscal 1999 gain that resulted from the Company's sale of its Limestone County, Texas properties to settle a dispute that arose during the year over the ownership of a portion of the sale proceeds attributable to one of the wells involved in the sale.

                  The Company's income tax expense in fiscal 2001 was slightly higher than the computed expected expense from the Company's income level due to the effect of state and local taxes, net of the federal income tax benefit. The tax benefit in fiscal 2000 was also slightly higher than what would be normally expected primarily due to a revision of a prior year's estimated tax provision.

                  The Company's weighted average shares outstanding decreased approximately 2.3% in the fiscal year ended February 28, 2001 due to the purchase of 49,050 shares of the Company's common stock made by the Company during the year, principally during the first half.

FINANCIAL CONDITION AND LIQUIDITY

                  During fiscal 2001, the Company's activity level and expenditures were tightly controlled. The Company's operating activities funded its investing and financing activities resulting in a $665,400 increase in cash and cash equivalents at February 28, 2001. Higher average oil and gas prices received enabled the Company's operating activities to provide approximately $1,022,700 in funds during the year. The Company's investing activities used approximately $228,800 in funds as proceeds from the sale of oil and gas properties, other property and equipment and a portion of an equity security held for investment were not sufficient to offset additions to oil and gas properties totaling approximately $461,800. The Company's financing activities (entirely purchases of the Company's common stock) used approximately $128,500 in funds. At February 28, 2001, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale aggregated approximately $3,541,600.

                  Based on the belief that oil and gas prices will not vary significantly from the levels of the last two fiscal years, the Company expects to fund its contemplated operations during fiscal 2002 and any purchases of the Company's stock that it makes from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and the anticipated cash flow from its oil and gas properties. The Company will also benefit from the release of the current restrictions on approximately $817,000 of its cash funds when Four Corners replaces the Company's coal mine reclamation bond to the State of Colorado with Four Corners' bond. If oil and gas prices were to fall substantially below anticipated levels, the Company will likely take a more limited approach in its expenditures for oil and gas operations and real estate development.

                  In the longer term, the Company will probably need to secure substantial financing to be able to proceed in a reasonable manner with its Colorado real estate development. To obtain such financing, the Company will likely explore possible sales of the Company's equity securities in the public markets or obtaining bank borrowings. The Company will also explore selling portions of the property to other companies who would develop specific portions of the property. There can be no assurances that any of these financing options will be available to the Company when needed.

FORWARD-LOOKING STATEMENTS

                  Certain information included in this Annual Report on Form 10-KSB and other materials filed by the Company with the Securities and Exchange Commission ("SEC") contain forward-looking statements relating to the Company's operations and the oil and gas industry. Such forward-looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "believes," "estimates," "foresees" and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed in such forward-looking statements.

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

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS


                                                             PAGE
                                                             ----
Report of Independent Auditors                                26

Balance Sheets as of February 28, 2001 and
  February 29, 2000                                           27

Statements of Operations for the years ended
  February 28, 2001 and February 29, 2000                     29

Statements of Stockholders' Equity for the
  years ended February 28, 2001 and
  February 29, 2000                                           30

Statements of Cash Flows for the years ended
  February 28, 2001 and February 29, 2000                     31

Notes to Financial Statements                                 32

Supplemental Oil and Gas Data                                 42

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Oakridge Energy, Inc.

We have audited the accompanying balance sheets of Oakridge Energy, Inc. (the "Company") as of February 28, 2001 and February 29, 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 28, 2001 and February 29, 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Fort Worth, Texas
April 19, 2001

                              OAKRIDGE ENERGY, INC.

                                 BALANCE SHEETS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                                 2001              2000
                                                                              ----------        ----------
Assets
Current assets:
    Cash and cash equivalents                                                 $3,337,950        $2,672,543
    Trade accounts receivable                                                    186,463           196,836
    Investment securities available for sale                                     203,604           245,175
    Deferred income taxes                                                        194,103           283,925
    Prepaid expenses and other                                                   103,580           179,736
                                                                              ----------        ----------
Total current assets                                                           4,025,700         3,578,215

Oil and gas properties, at cost, using the successful efforts method of accounting:
    Proved developed properties                                                6,650,025         6,234,659
    Less accumulated depletion and depreciation                                5,508,910         4,908,202
                                                                              ----------        ----------
                                                                               1,141,115         1,326,457
    Unproved properties                                                          217,302           199,881
                                                                              ----------        ----------
Net oil and gas properties                                                     1,358,417         1,526,338

Coal and gravel properties, at cost:
    Undeveloped properties                                                     5,850,424         6,064,706
    Mining and service equipment                                               2,461,783         2,674,222
                                                                              ----------        ----------
                                                                               8,312,207         8,738,928
    Less accumulated depletion and depreciation                                7,990,861         8,402,067
                                                                              ----------        ----------
Net coal and gravel properties                                                   321,346           336,861

Other property and equipment, net of accumulated
    depreciation of $351,822 in 2001 and $321,775 in 2000                        122,094           150,955

Real estate held for development                                               2,797,323         2,761,119

Other noncurrent assets                                                          947,111         1,010,875
                                                                              ----------        ----------

Total assets                                                                  $9,571,991        $9,364,363
                                                                              ==========        ==========


See accompanying notes.

                              OAKRIDGE ENERGY, INC.

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                                  2001                 2000
                                                                              ------------         ------------
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                          $     46,706         $     91,155
    Accrued expenses                                                                84,409               75,750
                                                                              ------------         ------------
Total current liabilities                                                          131,115              166,905

Reserve for reclamation costs                                                      413,000              413,000
Deferred income taxes                                                              188,400              122,392
Commitment and contingencies                                                            --                   --
                                                                              ------------         ------------
Total liabilities                                                                  732,515              702,297

Stockholders' equity:
    Common stock, par value $.04 per share, 20,000,000 shares
      authorized, 10,157,803 shares issued                                         406,312              406,312
    Additional paid-in capital                                                     805,092              805,092
    Retained earnings                                                           17,288,964           17,050,509
    Accumulated other comprehensive loss - unrealized loss on
      investment securities, net of income taxes                                   (63,910)            (131,372)
                                                                              ------------         ------------
                                                                                18,436,458           18,130,541
Less treasury stock, at cost; 5,694,180 shares in 2001 and
    5,645,130 shares in 2000                                                     9,596,982            9,468,475
                                                                              ------------         ------------
Total stockholders' equity                                                       8,839,476            8,662,066
                                                                              ------------         ------------

Total liabilities and stockholders' equity                                    $  9,571,991         $  9,364,363
                                                                              ============         ============


See accompanying notes.

                              OAKRIDGE ENERGY, INC.

                            STATEMENTS OF OPERATIONS

               YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                  2001               2000
                                                               -----------        -----------
Revenues:
    Oil and gas                                                $ 1,841,727        $ 1,585,002
    Gravel                                                          76,000             78,892
                                                               -----------        -----------
                                                                 1,917,727          1,663,894

Operating expenses:
    Oil and gas:
      Depletion and depreciation                                   307,642            549,693
      Lease operating                                              648,589            640,041
      Lease impairment                                             314,533            193,103
      Exploration costs                                              3,289            186,173
                                                               -----------        -----------
                                                                 1,274,053          1,569,010

    Coal and gravel                                                 65,913            482,128
    Real estate                                                     23,837             28,698
    General and administrative                                     451,419            435,275
                                                               -----------        -----------
Total operating expenses                                         1,815,222          2,515,111
                                                               -----------        -----------

Income (loss) from operations                                      102,505           (851,217)

Other income (expenses):
    Interest income and other, net                                 250,595            110,671
    Gain (loss) on sales of oil and gas properties                  17,384           (109,705)
                                                               -----------        -----------
Total other income                                                 267,979                966
                                                               -----------        -----------

Income (loss) before income taxes                                  370,484           (850,251)

Income tax expense (benefit)                                       132,029           (302,115)
                                                               -----------        -----------

Net income (loss)                                              $   238,455        $  (548,136)
                                                               ===========        ===========

Basic and diluted earnings (loss) per common share             $      0.05        $     (0.12)
                                                               ===========        ===========

Weighted average shares outstanding                              4,479,177          4,584,902
                                                               ===========        ===========


See accompanying notes.

                              OAKRIDGE ENERGY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

               YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                         ACCUMULATED
                                            ADDITIONAL                      OTHER
                                 COMMON      PAID-IN       RETAINED     COMPREHENSIVE     TREASURY                     COMPREHENSIVE
                                  STOCK       CAPITAL      EARNINGS          LOSS          STOCK           TOTAL           LOSS
                                ---------   ----------   ------------   -------------  --------------  ------------    -------------
Balance at March 1, 1999        $ 406,312    $ 805,092   $ 17,598,645    $ (123,700)   $ (9,172,971)   $  9,513,378

Purchases of treasury stock            --           --             --            --        (295,504)       (295,504)

Net loss                               --           --       (548,136)           --              --        (548,136)      (548,136)

Change in unrealized losses
    on investment securities,
    net of income taxes                --           --             --        (7,672)             --          (7,672)        (7,672)
                                ---------    ---------   ------------    ----------    ------------    ------------    -----------

Comprehensive loss for year                                                                                            $  (555,808)
                                                                                                                       ===========

Balance at February 29, 2000      406,312      805,092     17,050,509      (131,372)     (9,468,475)      8,662,066

Purchases of treasury stock            --           --             --            --        (128,507)       (128,507)

Net income                             --           --        238,455            --              --         238,455        238,455

Change in unrealized losses
    on investment securities,
    net of income taxes                --           --             --        67,462              --          67,462         67,462
                                ---------    ---------   ------------    ----------    ------------    ------------    -----------

Comprehensive income for year                                                                                          $   305,917
                                                                                                                       ===========

Balance at February 28, 2001    $ 406,312    $ 805,092   $ 17,288,964    $  (63,910)   $ (9,596,982)   $  8,839,476
                                =========    =========   ============    ===========   ============    ============


See accompanying notes.

                              OAKRIDGE ENERGY, INC.

                            STATEMENTS OF CASH FLOWS

               Years Ended February 28, 2001 and February 29, 2000


                                                                                  2001                        2000
                                                                           -------------------         ------------------
Operating Activities
    Net income (loss)                                                               $ 238,455                 $ (548,136)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depletion and depreciation                                                    367,855                    615,747
        (Gain) loss on sale of oil and gas properties                                 (17,384)                   109,705
        (Gain) loss on sales of property and equipment                               (128,046)                     4,759
        Loss on sales and redemptions of investment securities                          9,170                          -
        Loss on investments in limited partnership                                     78,764                     54,794
        Abandoned leaseholds                                                            3,289                     99,103
        Oil and gas lease impairment                                                  314,533                    193,103
        Reclamation costs                                                                   -                    413,000
        Deferred income taxes                                                         116,262                   (309,318)
        Changes in operating assets and liabilities:
          Trade accounts receivable                                                    10,373                    (57,280)
          Prepaid expenses and other noncurrent assets                                 65,242                   (100,393)
          Accounts payable and accrued expenses                                       (35,790)                   (19,718)
                                                                           -------------------         ------------------
Net cash provided by operating activities                                           1,022,723                    455,366

INVESTING ACTIVITIES
    Additions to oil and gas properties                                              (461,799)                  (221,088)
    Additions to coal and gravel properties                                                 -                     (1,332)
    Additions to real estate held for development                                     (51,876)                   (72,748)
    Additions to other property and equipment                                          (1,185)                    (4,828)
    Proceeds from sales and redemptions of investment securities                      139,431                    159,155
    Proceeds from sales of oil and gas properties                                      21,640                     26,837
    Proceeds from sales of property and equipment                                     129,066                          -
    Principal payments on notes receivable                                             10,914                     12,186
    Investments in limited partnerships                                               (15,000)                         -
                                                                           -------------------         ------------------
Net cash used in investing activities                                                (228,809)                  (101,818)

FINANCING ACTIVITY
    Purchases of treasury stock                                                      (128,507)                  (295,504)
                                                                           -------------------         ------------------

Net increase in cash and cash equivalents                                             665,407                     58,044
Cash and cash equivalents at beginning of year                                      2,672,543                  2,614,499
                                                                           -------------------         ------------------

Cash and cash equivalents at end of year                                          $ 3,337,950                $ 2,672,543
                                                                           ===================         ==================


See accompanying notes.

                              OAKRIDGE ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

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


B.   SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

STATEMENT OF CASH FLOWS

Cash equivalents of approximately $2,717,000 and $2,429,000 at February 28, 2001 and February 29, 2000, respectively, consisted of interest-bearing cash deposits. The Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplemental disclosure of cash flow information:


                                     2001              2000
                                   --------          --------
Interest paid                      $     --          $     --
                                   ========          ========

Income taxes paid                  $ 23,792          $     --
                                   ========          ========

The changes in unrealized losses on investment securities, net of the related income tax effects, of approximately $67,000 and $8,000 for the years ended February 28, 2001 and February 29, 2001, respectively, are non-cash transactions for purposes of the cash flow statements.

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

                              OAKRIDGE ENERGY, INC.

B.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVESTMENT SECURITIES - CONTINUED

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

The Company did not have any securities classified as held to maturity or trading as of February 28, 2001 and February 29, 2000.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No impairment charges were recorded during 2001 or 2000. Dividend and interest income are recognized when earned. Gains and losses on securities sold are computed under the specific identification method.

OIL AND GAS PROPERTIES

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Geological and geophysical costs, costs to drill exploratory wells that do not find proved reserves, and non-producing leasehold abandonments are expensed as incurred.

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

                              OAKRIDGE ENERGY, INC.

B.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

COAL AND GRAVEL PROPERTIES - CONTINUED

In 1994, the Company recorded an impairment allowance for substantially all the carrying value of the undeveloped coal properties and related assets. The Company has also recorded a reserve of approximately $413,000 for estimated costs associated with the reclamation of the property surrounding and including the Company's coal mining operations. The amount recorded is based on an outside engineer's estimate and is included as a long-term liability in the accompanying balance sheets.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of property and equipment is periodically evaluated under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

Under SFAS No. 121, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis. On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows. During the years ended February 28, 2001 and February 29, 2000, the Company recorded impairment losses of approximately $314,000 and $193,000, respectively, related to its proved oil and gas properties. The fair values of the impaired proved oil and gas properties were determined by using the present value of expected future cash flows. If estimated future cash flows are not achieved with respect to certain fields, further write-downs may be required.

                              OAKRIDGE ENERGY, INC.

B.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

TRADE ACCOUNTS RECEIVABLE

The Company performs ongoing credit evaluations of its customers' financial condition and extends credit to virtually all of its customers. Credit losses to date have not been significant and have been within management's expectations. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

INVESTMENT IN PARTNERSHIPS

The Company uses the equity method of accounting for investments in partnerships where the Company has the ability to exercise significant influence over such entities. Investments in partnerships of approximately $131,000 and $194,000 at February 28, 2001 and February 29, 2000, respectively, are included in other non-current assets in the accompanying balance sheets. The Company recognized losses pertaining to its interests in partnerships of approximately $79,000 and $55,000 for the years ended February 28, 2001 and February 29, 2000, respectively, which are included in interest income and other, net in the accompanying statements of operations.

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

                              OAKRIDGE ENERGY, INC.

B.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the statements of stockholders' equity. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company will be required to adopt SFAS No. 133 in the first quarter of fiscal 2002; however, management has not yet determined what effect this statement will have on the operations and financial position of the Company.

                              OAKRIDGE ENERGY, INC.

B.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.


C.   INVESTMENT SECURITIES

The amortized cost and fair values of investment securities available for sale as of February 28, 2001 and February 29, 2000 are as follows:

                                     GROSS        GROSS
                       AMORTIZED   UNREALIZED   UNREALIZED      FAIR
      2001               COST        GAINS        LOSSES        VALUE
-----------------      ---------   ----------   ----------      --------
Equity securities      $305,000      $  --      $(101,396)      $203,604
                       ========      =====      =========       ========


                                     GROSS        GROSS
                       AMORTIZED   UNREALIZED   UNREALIZED        FAIR
      2000               COST        GAINS        LOSSES          VALUE
-----------------      ---------   ----------   ----------      --------

Equity securities      $453,603      $  --      $(208,428)      $245,175
                       ========      =====      =========       ========


D.   INCOME TAXES

The Company's income tax expense (benefit) attributable to income (loss) from continuing operations consists of the following:


                                          CURRENT        DEFERRED          TOTAL
                                         ---------       ---------       ---------
Year ended February 28, 2001:
     U.S. Federal                        $      --       $ 108,980       $ 108,980
     State and local                        19,558           3,491          23,049
                                         ---------       ---------       ---------

                                         $  19,558       $ 112,471       $ 132,029
                                         =========       =========       =========



                                          CURRENT        DEFERRED          TOTAL
                                         ---------       ---------       ---------
Year ended February 29, 2000:
     U.S. Federal                        $  (1,037)      $(317,567)      $(318,604)
     State and local                        21,588          (5,099)         16,489
                                         ---------       ---------       ---------

                                         $  20,551       $(322,666)      $(302,115)
                                         =========       =========       =========

                              OAKRIDGE ENERGY, INC.

D.   INCOME TAXES - CONTINUED

Income tax expense (benefit) for the years presented differs from the "expected" federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pretax income (loss), as a result of the following:


                                                                  2001               2000
                                                               ----------         ----------
Computed "expected" tax expense (benefit)                      $  125,965         $ (289,085)
State and local income taxes, net of federal income
  tax benefit                                                      15,212             10,883
Other, primarily revision of prior year provision
  estimate                                                         (9,148)           (23,913)
                                                               ----------         ----------

                                                               $  132,029         $ (302,115)
                                                               ==========         ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 2001 and February 29, 2000 are presented below:


                                                                  2001               2000
                                                               ----------         ----------
Deferred tax assets:
   Unrealized loss on investment securities
     available for sale                                        $  194,103         $  283,925
   Alternative minimum tax credit carryforward                     96,039            103,221
   Reserve for reclamation costs                                  152,686            152,686
   Capital losses carryforward                                     28,715                 --
                                                               ----------         ----------
                                                                  471,543            539,832

Deferred tax liabilities:
   Oil and gas properties and other property and
     equipment, principally due to depletion and
     depreciation                                                (405,548)          (306,855)
   Coal properties, principally due to differences
     in depletion                                                 (60,292)           (71,444)
                                                               ----------         ----------
                                                                 (465,840)          (378,299)
                                                               ----------         ----------

Net deferred tax asset                                         $    5,703         $  161,533
                                                               ==========         ==========

Included in the balance sheet as:
  Deferred income taxes, current                               $  194,103         $  283,925
  Deferred income taxes, non-current                             (188,400)          (122,392)
                                                               ----------         ----------
Net deferred tax asset                                         $    5,703         $  161,533
                                                               ==========         ==========

                              OAKRIDGE ENERGY, INC.

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


E.   SEGMENT INFORMATION AND MAJOR CUSTOMERS

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is engaged in oil and gas, coal and gravel activities and real estate development. The Company has identified such segments based on management responsibility and the nature of the Company's products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income
(loss) from operations. Total assets are those assets controlled by each reportable segment. The following table sets forth certain information about each segment's financial information for the years ended February 28, 2001 and February 29, 2000:


                                                                  2001                 2000
                                                               -----------         -----------
Business segment revenue:
   Oil and gas                                                 $ 1,841,727         $ 1,585,002
   Gravel                                                           76,000              78,892
                                                               -----------         -----------

                                                               $ 1,917,727         $ 1,663,894
                                                               ===========         ===========

Business segment profit (loss):
   Oil and gas                                                 $   567,674         $    15,992
   Coal and gravel                                                  10,087            (403,236)
   Real estate development                                         (23,837)            (28,698)
   General corporate                                              (451,419)           (435,275)
                                                               -----------         -----------

Income (loss) from operations                                      102,505            (851,217)

Interest income and other, net                                     250,595             110,671
Gain (loss) on sales of oil and gas properties                      17,384            (109,705)
                                                               -----------         -----------

Income (loss) before income taxes                              $   370,484         $  (850,251)
                                                               ===========         ===========

                              OAKRIDGE ENERGY, INC.

E.   SEGMENT INFORMATION AND MAJOR CUSTOMERS - CONTINUED


                                                             2001                      2000
                                                       -----------------          ----------------
Business segment assets:
   Depreciation, depletion and amortization:
     Oil and gas                                          $    307,642              $     549,693
     Coal and gravel                                            15,515                     17,671
     Real estate development                                    14,651                     16,009
     General corporate                                          30,047                     32,374
                                                       -----------------          ----------------

                                                          $    367,855              $     615,747
                                                       =================          ================

   Capital expenditures:
     Oil and gas                                          $    461,799              $     107,256
     Coal and gravel                                                 -                      1,332
     Real estate development                                    51,876                     72,748
     General corporate                                           1,185                     11,327
                                                       -----------------          ----------------

                                                          $    514,860              $     192,663
                                                       =================          ================

   Total assets:
     Oil and gas                                          $  5,411,122               $  5,119,166
     Coal and gravel                                           321,346                    336,861
     Real estate development                                 2,797,323                  2,761,119
     General corporate                                       1,042,200                  1,147,217
                                                       -----------------          ----------------

                                                          $  9,571,991               $  9,364,363
                                                       =================          ================

Oil sales to a customer, which accounted for more than 10% of the Company's total oil sales, aggregated approximately $1,133,000 (81%) and $1,038,000 (82%) in 2001 and 2000, respectively. Gas sales to a customer, which accounted for more than 10% of the Company's total gas sales, aggregated approximately $264,000 (73%) and $192,000 (77%) in 2001 and 2000, respectively. The Company primarily uses one operator on its oil and gas producing properties and lease operating payments made to this operator approximated $792,000 and $455,000 in 2001 and 2000, respectively.

F.   RELATED PARTY TRANSACTIONS

In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and affiliates also own interests.

During fiscal year 2000, the Company purchased 75,000 shares of the Company's common stock from the Estate of the former President at $2.8125 per share, which approximated the share price paid by the Company to other unaffiliated stockholders. No such purchases of common stock from related parties occurred during fiscal year 2001.

                              OAKRIDGE ENERGY, INC.

G.   COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and litigation arising in the normal course of business. In the opinion of management, the outcome of such matters will not have a materially adverse effect on the results of operations or financial position of the Company.

As of February 28, 2001 and February 29, 2000, the Company has pledged interest-bearing cash deposits approximating $817,000 to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation based on future operations with respect to coal and gravel properties. These pledged cash deposits are included in other noncurrent assets in the accompanying balance sheets.


H.   QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly results of operations for 2001 and 2000 were as follows:


              2001                                FIRST             SECOND             THIRD            FOURTH              FULL
---------------------------------                QUARTER           QUARTER            QUARTER          QUARTER              YEAR
                                                ----------        ----------        ----------        ----------         ----------
Total revenues                                  $  455,851        $  496,953        $  512,882        $  452,041         $1,917,727
Income (loss) from operations                       57,111           116,663           185,251          (256,520)           102,505
Net income (loss)                                  160,272            62,025           152,778          (136,620)           238,455
Basic and diluted earnings (loss)
   per common share                                    .04               .01               .03              (.03)               .05

During the fourth quarter of fiscal 2001, the Company recorded an adjustment of approximately $315,000 (before income taxes) to record impairment losses related to its proved oil and gas properties in accordance with SFAS No. 121.


              2000                                FIRST             SECOND             THIRD            FOURTH              FULL
---------------------------------                QUARTER           QUARTER            QUARTER          QUARTER              YEAR
                                                ----------        ----------        ----------        ----------         ----------

Total revenues                                  $  346,459        $  427,000        $  437,350        $  453,085         $1,663,894
Income (loss) from operations                     (171,509)          (35,502)           78,651          (722,857)          (851,217)
Net income (loss)                                  (76,462)            8,176            53,120          (532,970)          (548,136)
Basic and diluted earnings
   (loss) per common share                            (.02)              .00               .01              (.11)              (.12)
                                                ----------        ----------        ----------        ----------         ----------

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

COSTS INCURRED

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 28, 2001 and February 29, 2000 follows:


                                                  2001            2000
                                                --------        --------
Acquisition of unproved properties              $ 20,710        $ 54,820
                                                ========        ========

Development costs                               $314,937        $ 52,436
                                                ========        ========

Exploration costs                               $  3,289        $186,173
                                                ========        ========

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following table presents the results of operations for the Company's oil and gas producing activities for the years ended February 28, 2001 and February 29, 2000:


                                                             2001                2000
                                                          -----------         -----------
Revenues                                                  $ 1,841,727         $ 1,585,002
Production costs                                             (648,589)           (640,041)
Depletion, depreciation, and valuation
  provisions                                                 (622,175)           (742,796)
Exploration costs                                              (3,289)           (186,173)
                                                          -----------         -----------
                                                              567,674              15,992
Income tax expense                                            193,009               5,437
                                                          -----------         -----------
Results of operations for producing activities
  (excluding corporate overhead and interest
  costs)
                                                          $   374,665         $    10,555
                                                          ===========         ===========

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

                              OAKRIDGE ENERGY, INC.
              SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)(CONTINUED)


RESERVE QUANTITY INFORMATION - CONTINUED


                                                              OIL               GAS
                                                            (Bbls.)            (MCF)
                                                          ----------         ----------
PROVED DEVELOPED AND UNDEVELOPED RESERVES:
  Balance at February 28, 1999                               757,619            453,155
     Revisions of previous estimates                          39,368             41,605
     Extensions and discoveries                                7,230              2,002
     Production                                              (61,220)          (110,051)
                                                          ----------         ----------

  Balance at February 29, 2000                               742,997            386,711
     Revisions of previous estimates                          (1,999)           (24,805)
     Extensions and discoveries                                1,792                 --
     Production                                              (47,011)           (79,824)
                                                          ----------         ----------

  Balance at February 28, 2001                               695,799            282,082
                                                          ==========         ==========

PROVED DEVELOPED RESERVES:

  February 28, 1999                                          295,096            453,155
                                                          ==========         ==========

  February 29, 2000                                          295,360            386,711
                                                          ==========         ==========

  February 28, 2001                                          192,227            282,082
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


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW
     AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES - CONTINUED

February 28, 2001 and February 29, 2000, which represent the present value of estimated future cash flows using a discount rate of 10% a year, follows:


                                                                        2001                 2000
                                                                    ------------         ------------
Future cash inflows                                                 $ 21,229,558         $ 19,824,157
Future production and development costs                               (5,548,733)          (6,342,850)
Future income tax expenses                                            (2,127,562)          (1,888,345)
                                                                    ------------         ------------

Future net cash flows                                                 13,553,263           11,592,962

10% annual discount for estimated timing of cash flows                (3,627,273)          (3,219,432)
                                                                    ------------         ------------

Standardized measure of discounted future net cash flows            $  9,925,990         $  8,373,530
                                                                    ============         ============

Beginning of year                                                   $  8,373,530         $  1,930,330
  Sales of oil and gas, net of production costs                       (1,193,138)            (944,961)
  Extensions, discoveries, and improved recoveries, less
     related costs                                                       270,994              374,414
  Accretion of discount                                                  837,353              193,033
  Net change in sales and transfer prices, net of
     production costs                                                  2,405,901            5,962,578
  Changes in estimated future development costs                          (24,570)             (24,570)
  Net change in income taxes                                            (742,498)          (2,459,328)
  Changes in production rates (timing and other)                          37,281            2,881,415
  Revisions of previous quantities                                       (38,863)             460,619
                                                                    ------------         ------------

End of year                                                         $  9,925,990         $  8,373,530
                                                                    ============         ============

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  The resignation of the firm of KPMG LLP as the Company's independent public accountants in July 1999, and the selection by the Company in January 2000 of the firm of Whitley Penn as the independent public accountants to examine the financial statements of the Company for the fiscal year ended February 29, 2000 have been previously reported by the Company.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 2001 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 2001 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 2001 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 2001 to be filed with the SEC not later than 120 days after the end of such year.

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


OAKRIDGE ENERGY, INC.



By /s/ Sandra Pautsky
   -------------------------
   Sandra Pautsky, President

DATE: May 25, 2001


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Sandra Pautsky                        By  /s/ Carol J. Cooper
   --------------------------                   ---------------------------
   Sandra Pautsky, President                    Carol J. Cooper, Chief
         (Chief Executive Officer                 Accounting Officer
         and Chief Financial
         Officer) and Director

DATE: May 25, 2001                           DATE: May 25, 2001




By /s/ Danny Croker                          By  /s/ Randy Camp
   --------------------------                   ---------------------------
   Danny Croker, Director                       Randy Camp, Director


DATE: May 25, 2001                           DATE: May 25, 2001

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

         (99)     Additional exhibits - not applicable.