Form 10KSB/A
period 2001-02-28
OAKRIDGE ENERGY INC
filed 2001-06-28
CIK 216748

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

         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

                  The following table provides certain information pertaining to the Company's directors and executive officers:

                           BUSINESS EXPERIENCE        YEAR FIRST
                          AND CURRENT POSITIONS         BECAME
  NAME AND AGE                 WITH COMPANY            DIRECTOR
  ------------            ---------------------       ----------

Sandra Pautsky - 59    Chairman of the Board of         1986
                       Directors of the Company
                       since July 9, 1998,
                       President since June 25,
                       1998 and Secretary-Treasurer
                       since May 1992; Executive
                       Vice-President of the Company
                       from May 1992 to June 25,
                       1998

Danny Croker - 52      Vice President and Assistant     1992
                       Secretary - Treasurer of the
                       Company since May 1992 and
                       owner of Exlco, Inc., oil
                       and gas operations

Randy Camp - 48        Partner in the firm of Moore,    1992
                       Camp, Phillips & Company (or
                       its predecessor firms),
                       Certified Public Accountants,
                       Wichita Falls, Texas for more
                       than the past five years

Carol J. Cooper - 54   Certified Public Accountant      N/A
                       and Chief Accounting Officer
                       of the Company since July 9,
                       1998; from December 1997 to
                       July 9, 1998 employed in the
                       Company's accounting
                       department and from August
                       1996 through November 1997
                       served as a contract accountant
                       with Convest Energy, Inc.

                  Danny Croker is Sandra Pautsky's stepbrother. There are no other family relationships among any of the directors or executive officers of the Company. Sandra Pautsky may be considered to be the parent of the Company by virtue of her beneficial ownership of approximately 69% of the Company's outstanding common stock and her positions with the Company. See "Item 11.-Security Ownership of Certain Beneficial Owners and Management." Each of the directors and executive officers holds office from the date of his or her election for a period of one year or until his or her successor has been elected. None of the directors or executive officers is involved in any legal proceedings in which he or she is a party adverse or has a material interest adverse to the Company. None of the directors or executive officers has been involved in any legal proceedings which are material to an evaluation of his or her ability or integrity.

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

                  Based solely on the Company's review of copies of forms it received and on written representations from the foregoing persons, the Company believes that during the fiscal year ended February 28, 2001, all filing requirements under Section 16(a) of the Exchange Act were met on a timely basis by such persons.

ITEM 10.  EXECUTIVE COMPENSATION.

                  The following table sets forth information regarding compensation for services in all capacities to the Company for the three fiscal years ended February 28, 2001 of the Company's Chief Executive Officer. No executive officer of the Company received total annual salary and bonus exceeding $100,000 in any of such years.

                               ANNUAL COMPENSATION
     NAME AND                -----------------------        ALL OTHER
PRINCIPAL POSITION   YEAR    SALARY            BONUS     COMPENSATION(1)
------------------   ----    ------            -----     ---------------

Sandra Pautsky       2001   $ 85,000        $  7,083        $ 204
President and        2000     85,000           7,083          204
  Chief Executive    1999     85,000           7,083          204
  Officer



----------

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

                  Executive officers of the Company who are also directors do not receive any fee or remuneration for services as members of the Board of Directors. Randy Camp, the one director who is not an employee of the Company, received an annual fee of $3,000 for serving as a director in the fiscal year ended February 28, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The following table shows the beneficial ownership of the Company's common stock as of June 25, 2001 by: (i) each person known by the management of the Company to own more than 5% of the Company's outstanding common stock; (ii) each executive officer and director; and (iii) the executive officers and directors of the Company as a group.


NAME AND ADDRESS                        AMOUNT                 PERCENT
      OF                             BENEFICIALLY                OF
BENEFICIAL OWNER                        OWNED                   CLASS
----------------                     ------------              -------

Sandra Pautsky
4613 Jacksboro Highway
Wichita Falls, Texas 76302            3,072,023(1)              68.94%

NAME AND ADDRESS                        AMOUNT                 PERCENT
      OF                             BENEFICIALLY                OF
BENEFICIAL OWNER                        OWNED                   CLASS
----------------                     ------------              -------


Estate of Noel Pautsky,
  Deceased
4613 Jacksboro Highway
Wichita Falls, Texas 76302              722,791                 16.22

Flem Noel Pautsky, Jr. Trust
4613 Jacksboro Highway
Wichita Falls, Texas 76302              908,247                 20.38

Noel Pautsky Trust
4613 Jacksboro Highway
Wichita Falls, Texas 76302              700,000                 15.71

Robert S. Allen
125 Ashlyn Ridge
McDonough, Georgia 30252                256,700                  5.76

Danny Croker                               --                     --

Randy Camp                                  100                    *

Carol J. Cooper                            --                     --

Executive officers and
directors as a group
(four persons)                        3,072,123(2)              68.95



----------

*        Represents less than 1% of outstanding common stock.

(1) Includes: (i) 722,791 shares owned by the Estate of Noel Pautsky, Deceased (the "Noel Pautsky Estate"), of which Ms. Pautsky is the Independent Executrix; (ii) 700,000 shares owned by the Noel Pautsky Trust of which Ms. Pautsky is the Trustee and one of four beneficiaries; and (iii) 908,247 shares owned by the Flem Noel Pautsky, Jr. Trust, of which Ms. Pautsky is the Trustee. Ms. Pautsky disclaims any beneficial ownership of the shares owned by the Noel Pautsky Estate and the Noel Pautsky Trust in excess of 90,698 and 175,000 shares, respectively. Ms. Pautsky also disclaims any beneficial ownership of the shares owned by the Flem Noel Pautsky, Jr. Trust.

(2) Includes all shares beneficially owned by Sandra Pautsky, Danny Croker, Randy Camp and Carol J. Cooper.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Sandra Pautsky is an executive officer, director and beneficial owner of in excess of 5% of the Company's outstanding common stock. In addition, the Noel Pautsky Estate, the Flem Noel Pautsky, Jr. Trust and the Noel Pautsky Trust are the beneficial owners of in excess of 5% of the Company's outstanding common stock.

                  Ms. Pautsky, the Noel Pautsky Estate, the Flem Noel Pautsky, Jr. Trust and the Noel Pautsky Trust each own undivided working interests in certain of the oil and gas leases in the North Texas area in which the Company also owns an undivided working interest and of which the Company serves as the operator. The Noel Pautsky Estate also owns an undivided working interest in the oil and gas leases in Miller County, Arkansas in which the Company owns an undivided working interest. In accordance with standard operating procedures, the Company submits joint interest billings to such related parties and the other unaffiliated working interest owners in the properties which the Company operates on a monthly basis for their respective pro-rata shares of the costs incurred on the properties and the Company's fee for serving as operator for the preceding month. In addition, Exlco, Inc. ("Exlco"), 100% of whose outstanding stock is owned by Danny Croker, an executive officer and director, is allocated and bears a portion of the Company's office rent and supplies and bills the Company periodically for costs incurred on the Company's behalf, which billings are offset against the Company's billings to Exlco.

                  At February 28, 1999, Ms. Pautsky, the Noel Pautsky Estate, the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Trust and Exlco had accounts payable to the Company, representing their then unpaid joint interest and other billings, aggregating $25,635. During the two fiscal years ended February 28, 2001, the Company submitted monthly joint interest and other billings to such five parties totaling $41,965, and such parties paid the Company an aggregate of $43,734 with respect to such joint interest and other billings, leaving a balance of $23,866 owed by the five parties to the Company at February 28, 2001. In addition, during fiscal 2000 and 2001 the Company as operator paid Ms. Pautsky, the Noel Pautsky Trust and the Flem Noel Pautsky, Jr. Trust a total of $949 in revenues from working and royalty interests owned by them in certain of the Company's gas leases in North Texas and with respect to their interests in lease equipment transferred into the Company's inventory after abandonment by the Company of jointly owned leases in the North Texas area and, at February 28, 2001, owed them an additional $23,403 for such matters. The Company is following the same operating procedures outlined above in the fiscal year ending February 28, 2002.

                  On November 15, 1999, the Company purchased 75,000 shares of its common stock from the Noel Pautsky Estate at a price of $2.8125 per share. The price paid by the Company to the Noel Pautsky Estate approximated the prices paid by the Company to unaffiliated shareholders for their common shares at the times of purchases.

                          [REMAINDER OF PAGE LEFT BLANK
                                 INTENTIONALLY]

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.


OAKRIDGE ENERGY, INC.



By /s/ Sandra Pautsky
   ---------------------------
   Sandra Pautsky, President

DATE: June 28, 2001


                  In accordance with the Exchange Act, this Amendment No. 1 to report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Sandra Pautsky               By /s/ Carol J. Cooper
   ------------------------------      ---------------------------
   Sandra Pautsky, President           Carol J. Cooper, Chief
         (Chief Executive Officer            Accounting Officer
         and Chief Financial
         Officer) and Director

DATE: June 28, 2001                    DATE: June 28, 2001



By /s/ Danny Croker                 By /s/ Randy Camp
   ------------------------------      ---------------------------
   Danny Croker, Director              Randy Camp, Director


DATE: June 28, 2001                    DATE: June 28, 2001