Form 10QSB
period 2001-05-31
OAKRIDGE ENERGY INC
filed 2001-07-16
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 2001.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2001: Common Stock, $.04 par value, 4,455,873 shares

Transitional Small Business Disclosure Format (check one);

YES [ ]                NO [X]

                                      INDEX



                                                                                                  Page #
                                                                                                  ------
Part I - Financial Information
        1.  Financial Statements:

        Condensed Balance Sheets at
                February 28, 2001 and May 31, 2001                                                   1

        Condensed Statements of Operations
                For the Three Months Ended May 31, 2000 and 2001                                     2

        Statements of Cash Flows
                For the Three Months Ended May 31, 2000 and 2001                                     3

        Notes to Condensed Financial Statements                                                      4

        2.  Management's Discussion and Analysis or Plan of Operation                                6

Part II - Other Information
        6.  Exhibits and Reports on Form 8-K                                                         9

Signatures                                                                                           9


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



                                      (i)

ITEM 1. FINANCIAL STATEMENTS.

                              OAKRIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS


                                                                                      As of          As of
                                                                          February 28, 2001   May 31, 2001
                                                                          -----------------   ------------
                                                                                              (Unaudited)
                                     ASSETS

Current assets:
    Cash and cash equivalents                                                $  3,337,950     $  3,406,651
    Trade accounts receivable                                                     186,463          181,454
    Investment securities                                                         203,604          243,582
    Deferred tax asset                                                            194,103          179,323
    Prepaid expenses and other                                                    103,580          101,228
                                                                             ------------     ------------
              Total current assets                                              4,025,700        4,112,238
                                                                             ------------     ------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
      $5,508,910 on February 28, 2001 and $5,562,177 on May 31, 2001            1,358,417        1,291,529

Coal and gravel properties, net of accumulated depletion and depreciation
     of $7,990,861 on February 28, 2001 and $7,993,590 on May 31, 2001            321,346          318,617

Real estate held for development                                                2,797,323        2,812,846

Other property and equipment, net of accumulated depreciation
     of $351,822 on February 28, 2001 and $344,565 on May 31, 2001                122,094          125,825

Other noncurrent assets                                                           947,111          952,111
                                                                             ------------     ------------
                                                                             $  9,571,991     $  9,613,166
                                                                             ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $     46,706     $    110,614
    Accrued expenses                                                               84,409           67,367
                                                                             ------------     ------------
              Total current liabilities                                           131,115          177,981

Reserve for reclamation costs                                                     413,000          413,000
Deferred Federal income taxes                                                     188,400          180,944
                                                                             ------------     ------------
              Total liabilities                                                   732,515          771,925
                                                                             ------------     ------------

Stockholders' equity:
    Common stock, $.04 par value, 20,000,000
        shares authorized, 10,157,803 shares issued                               406,312          406,312
    Additional paid-in capital                                                    805,092          805,092
    Retained earnings                                                          17,288,964       17,285,875
    Unrealized loss on investment securities
         available for sale, net of income taxes                                  (63,910)         (38,712)
    Less treasury stock, at cost, 5,694,180 shares on
      February 28, 2001 and 5,701,930 on May 31, 2001                          (9,596,982)      (9,617,326)
                                                                             ------------     ------------
                   Total stockholders' equity                                   8,839,476        8,841,241
                                                                             ------------     ------------

                                                                             $  9,571,991     $  9,613,166
                                                                             ============     ============




The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   3 MONTHS ENDED  3 MONTHS ENDED
                                                    MAY 31, 2000    MAY 31, 2001
                                                   --------------  --------------
REVENUES:
     OIL AND GAS                                     $   465,601    $   372,136
     GRAVEL                                               15,593         16,127
                                                     -----------    -----------
          TOTAL REVENUES                                 481,194        388,263
                                                     -----------    -----------

OPERATING EXPENSES:
     OIL AND GAS                                         248,647        276,883
     COAL AND GRAVEL                                      19,174         13,566
     REAL ESTATE DEVELOPMENT                              10,386          9,482
     GENERAL AND ADMINISTRATIVE                          145,876        148,670
                                                     -----------    -----------
          TOTAL OPERATING EXPENSES                       424,083        448,601
                                                     -----------    -----------

               INCOME (LOSS) FROM OPERATIONS              57,111        (60,338)
                                                     -----------    -----------

OTHER INCOME:
     INTEREST AND DIVIDEND INCOME                         46,961         53,275
     GAIN ON SALE OF OIL AND GAS PROPERTIES               11,906            120
     OTHER, NET                                          128,045          2,000
                                                     -----------    -----------
          TOTAL OTHER INCOME                             186,912         55,395
                                                     -----------    -----------

          INCOME (LOSS) BEFORE INCOME TAXES              244,023         (4,943)
                                                     -----------    -----------

INCOME TAX EXPENSE (BENEFIT)                              83,751         (1,854)
                                                     -----------    -----------

               NET INCOME (LOSS)                     $   160,272    $    (3,089)
                                                     ===========    ===========

BASIC AND DILUTED EARNING (LOSS) PER COMMON SHARE           0.04          (0.00)
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                    4,493,555      4,457,050
                                                     ===========    ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              OAKRIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                 3 MONTHS ENDED   3 MONTHS ENDED
                                                                  MAY 31, 2000     MAY 31, 2001
                                                                 --------------   --------------
Cash flows from operating activities:
   Net income (loss)                                             $     160,272     $      (3,089)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depletion and depreciation                                       95,995            63,306
       Gain on sale of oil and gas properties                          (11,906)             (120)
       Gain on sale of other property and equipment                   (128,045)           (2,000)
       Deferred federal income taxes                                    78,479            (7,456)
       Net changes in assets and liabilities:
        Trade accounts receivable                                      (12,544)            5,009
        Prepaid expenses and other current assets                       (9,353)           23,160
        Accounts payable                                                97,432            63,908
        Accrued expenses                                               (14,043)          (17,042)
                                                                 -------------     -------------
          Net cash provided by operating activities                    256,287           125,676
                                                                 -------------     -------------

Cash flows from investing activities:
   Additions to oil and gas properties                                 (44,993)           (9,504)
   Additions to real estate held for development                        (8,503)          (19,103)
   Additions to other property and equipment                                 0            (7,462)
   Investments in partnership                                          (15,000)           (5,000)
   Proceeds from sale of oil and gas properties                         11,906             2,438
   Proceeds from sale of other property and equipment                  129,066             2,000
   Principal payments received on notes receivable                      10,914                 0
                                                                 -------------     -------------
          Net cash provided by (used in) investing activities           83,390           (36,631)
                                                                 -------------     -------------

Cash flows from financing activities:
   Purchases of treasury stock                                         (77,569)          (20,344)
                                                                 -------------     -------------
          Net cash used in financing activities                        (77,569)          (20,344)
                                                                 -------------     -------------

Net increase in cash and cash equivalents                              262,108            68,701

Cash and cash equivalents at beginning of period                     2,672,543         3,337,950
                                                                 -------------     -------------

Cash and cash equivalents at end of period                       $   2,934,651     $   3,406,651
                                                                 =============     =============

Supplemental disclosures of cash flow information:
   Income taxes paid                                             $      23,732     $      19,373



   Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $40,647, net of tax effect of $23,842 during the quarter ended May 31, 2000 and $25,198, net of tax effect of
                 $14,780 during the quarter ended May 31, 2001.



The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for three month periods ended May 31, 2000 and 2001 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 28, 2001.

(3) On March 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS No. 133 did not have a significant impact on the operating results or financial position of the Company.

(4) The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2001.

         Information regarding operations and assets by segment is as follows:




                                   For the three    For the three
                                   months ended     months ended
                                   May 31, 2000     May 31, 2001
                                   -------------    -------------
Business segment revenue:
    Oil and gas                    $    465,601     $    372,136
    Gravel                               15,593           16,127
                                   ------------     ------------
                                   $    481,194     $    388,263
                                   ------------     ------------

Business segment profit (loss):
    Oil and gas                    $    216,954     $     95,253
    Coal and gravel                      (3,581)           2,561
    Real estate development             (10,386)          (9,482)
    General corporate                  (145,876)        (148,670)
                                   ------------     ------------
Income (loss) from operations            57,111          (60,338)


                                               For the three    For the three
                                               months ended     months ended
                                               May 31, 2000     May 31, 2001
                                               -------------    -------------
Business segment profit (loss) (continued):
Interest income and other, net                       175,006           55,275
Gain on sales of oil and gas properties               11,906              120
                                               -------------    -------------
Income (loss) before income taxes              $     244,023    $      (4,943)
                                               -------------    -------------


                                        As of                  As of
                                  February 28, 2001        May 31, 2001
                                  -----------------       ---------------
Total assets:
    Oil and gas                    $     5,411,122        $     5,438,124
    Coal and gravel                        321,346                318,617
    Real estate development              2,797,323              2,812,846
    General corporate                    1,042,200              1,043,579
                                   ---------------        ---------------
                                   $     9,571,991        $     9,613,166
                                   ---------------        ---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

         The Company had a net loss of $3,089 ($.00 per share) in the three months ended May 31, 2001 compared to net income of $160,272 ($.04 per share) during the three months ended May 31, 2000. Lower oil and gas revenues, higher oil and gas operating expense and reduced other income were responsible for the loss.

         Oil and gas revenues declined approximately $93,500 (20.1%) in the three months ended May 31, 2001 primarily due to the continued decline in oil production sale volumes from the Company's principal property in Madison County, Texas. Oil volumes from this property fell from 10,494 barrels in the 2000 period to 7,533 barrels in the 2001 period, an approximate 28.2% drop. The Company's average oil price received during the 2001 period also declined $1.07 per barrel to $26.76 per barrel (an approximate 3.9% decrease) as nationwide oil prices retreated from their highs of 2000 and early 2001. The Company's gas revenues increased slightly due to a significantly higher average gas price received, but the Company's oil and gas production is currently so heavily weighted to oil that the increase in gas revenues did not materially offset the oil revenues decline. The proposed secondary recovery project for the Madison County, Texas property still awaits the necessary level of royalty owners approval.

         Revenues from the Company's gravel operations in La Plata County, Colorado increased approximately $500 in the three months ended May 31, 2001. Rentals received by the Company from its surface lease to Four Corners Materials, Inc. ("Four Corners") were increased at the start of the fiscal year based on the Company's pending extension of its gravel mining contract with Four Corners, and the rental increase more than offset a decline in the Company's royalty income resulting from a lower level of gravel sales made by Four Corners during the quarter from the Company's property.

         The expenses of the Company's oil and gas operations increased approximately $28,200 (11.4%) in the 2001 period due to higher lease operating expense, principally with respect to the Madison County, Texas property and in the North Texas area, and to an increase in dry hole expense. The Madison County, Texas lease operating expense increased approximately $24,900 and the North Texas area expense rose approximately $19,200, both due to greater workover expense incurred to place wells back on production. The Company also incurred approximately $19,700 in dry hole costs during the 2001 period with respect to a well drilled in Wilbarger County, Texas, but the Company did not incur any dry hole costs in the 2000 period. Depletion and depreciation expense and production taxes declined approximately $28,300 (34.7%) and $3,900 (17.6%), respectively, in the three months ended May 31, 2001 primarily due to the decrease in oil production from the Madison County, Texas property. Ad valorem taxes were approximately $3,600 lower as accruals for this expense for fiscal 2002 are based on lower valuations received at the start of the year.

         The expenses of the Company's coal and gravel operations decreased approximately $5,600 (29.3%) in the three-month period ended May 31, 2001 due to across-the-board declines in all categories of expenses with the largest decline (approximately $3,800) occurring with respect to payroll. Real estate development expenses were approximately $900 (8.7%) lower in the 2001 period as the Company waited on further action by the City of Durango, Colorado on the Company's annexation application with respect to the approximately 1,100 acres involved in its proposed "Oakridge at Durango" development. Legal expense related to the development did increase significantly during the period although most other categories of expense declined.

         General and administrative expense rose approximately $2,800 (1.9%) during the three months ended May 31, 2001 primarily due to increased legal and tax accounting expense. The amount of the increase was partially offset by declines in payroll, auditing, engineering and general depreciation expense.

         Other income declined approximately $131,500 (70.4%) in the 2001 period due to the drop in the levels of revenues from gain on the sale of oil and gas properties and the "other, net" categories as compared to those achieved in the 2000 period. Interest and dividend income increased approximately $6,300 in the 2001 period but the Company had only $2,120 of revenues from the remaining two categories of other income. In the 2000 period, however, the Company had approximately $11,900 in gain from the sale of oil and gas properties and approximately $128,000 in revenues from gains on the sale of surplus coal equipment (bulldozers) and the sale of a right of way from a portion of the Company's Colorado land.

         The Company's weighted average shares outstanding decreased by approximately 36,500 shares (.8%) in the 2001 period due to purchases of the Company's common stock made by the Company during the year ended May 31, 2001. The Company purchased 7,750 shares of its common stock during the three-month 2001 period from unaffiliated parties.

FINANCIAL CONDITION AND LIQUIDITY

         During the first quarter of fiscal 2002, the Company's operating activities funded the Company's investing and financing activities, resulting in an approximate $68,700 increase in cash and cash equivalents at May 31, 2001. The Company's operating activities contributed approximately $125,700 despite the decline in the Company's oil and gas revenues compared to the first quarter of fiscal 2001, but the Company's investment activities used approximately $36,600 in funds, primarily for additions to real estate held for development and to oil and gas properties. The Company's financing activities (entirely purchases of the Company's common stock) used approximately $20,400 in funds. At May 31, 2001, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling $3,650,200.

         The Company expects to fund its contemplated operations and any stock purchases it makes during the second quarter and the remainder of fiscal 2002 from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and the cash flow from its oil and gas properties. Any significant decline in oil and gas prices from current levels might cause the Company to restrict its activity levels from those presently contemplated by management for the remainder of the fiscal year.

         As discussed in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001, in the longer term the Company will probably need to secure substantial equity and/or debt financing to be able to proceed in a reasonable manner with its proposed Colorado real estate development. The Company will also explore selling portions of the property to other companies who would develop specific portions of the property. There can be no assurances that any of these financing options will be available to the Company when needed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - None.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended May 31, 2001.


                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OAKRIDGE ENERGY, INC.
                                                  (Registrant)



DATE:  July 16, 2001                By /s/ Sandra Pautsky
                                      ------------------------------
                                    Sandra Pautsky, President


                                    By /s/ Carol J. Cooper
                                      ------------------------------
                                    Carol J. Cooper, Chief Accounting Officer