Form 10QSB
period 2001-08-31
OAKRIDGE ENERGY INC
filed 2001-10-15
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
          (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2001.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2001: Common Stock, $.04 par value - 4,431,873 shares

Transitional Small Business Disclosure Format (check one);
YES [   ]                                   NO [ X ]

                                      INDEX

                                                                                                Page #
                                                                                                ------
Part I - Financial Information
        1.  Financial Statements:

        Condensed Balance Sheets at
                February 28, 2001 and August 31, 2001                                                1

        Condensed Statements of Operations
                For the Three and Six Months Ended August 31, 2000 and 2001                          2

        Statements of Cash Flows
                For the Six Months Ended August 31, 2000 and 2001                                    3

        Notes to Condensed Financial Statements                                                      4

        2.  Management's Discussion and Analysis or Plan of Operation                                6

Part II - Other Information
        6.  Exhibits and Reports on Form 8-K                                                        11

Signatures                                                                                          11






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


                                      (i)

ITEM 1. FINANCIAL STATEMENTS.

                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS


                                                           ASSETS


                                                                                         As of                     As of
                                                                                   February 28, 2001          August 31, 2001
                                                                                   -----------------          ---------------
                                                                                                                (Unaudited)
Current assets:
    Cash and cash equivalents                                                       $     3,337,950           $     3,406,218
    Trade accounts receivable                                                               186,463                   130,602
    Investment securities                                                                   203,604                   235,218
    Deferred tax asset                                                                      194,103                   182,415
    Prepaid expenses and other                                                              103,580                    98,168
                                                                                    ---------------           ---------------
              Total current assets                                                        4,025,700                 4,052,621
                                                                                    ---------------           ---------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
      $5,508,910 on February 28, 2001 and $5,608,831 on August 31, 2001                   1,358,417                 1,248,300

Coal and gravel properties, net of accumulated depletion and depreciation
     of $7,990,861 on February 28, 2001 and $ 7,998,000 on August 31, 2001                  321,346                   314,208

Real estate held for development                                                          2,797,323                 2,821,446

Other property and equipment, net of accumulated depreciation
     of $351,822 on February 28, 2001 and $347,501 on August 31, 2001                       122,094                   126,693

Other noncurrent assets                                                                     947,111                   952,111
                                                                                    ---------------           ---------------
                                                                                    $     9,571,991           $     9,515,379
                                                                                    ===============           ===============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $        46,706           $        61,726
    Accrued expenses                                                                         84,409                    71,199
                                                                                    ---------------           ---------------
              Total current liabilities                                                     131,115                   132,925

Reserve for reclamation costs                                                               413,000                   413,000
Deferred Federal income taxes                                                               188,400                   183,262
                                                                                    ---------------           ---------------
              Total liabilities                                                             732,515                   729,187
                                                                                    ---------------           ---------------

Stockholders' equity:
    Common stock, $.04 par value, 20,000,000
        shares authorized, 10,157,803 shares issued                                         406,312                   406,312
    Additional paid-in capital                                                              805,092                   805,092
    Retained earnings                                                                    17,288,964                17,299,097
    Unrealized loss on investment securities
         available for sale, net of income taxes                                            (63,910)                  (43,983)
    Less treasury stock, at cost, 5,694,180 shares on February 28, 2001
      and 5,725,930 on August 31, 2001                                                   (9,596,982)               (9,680,326)
                                                                                    ---------------           ---------------
                   Total stockholders' equity                                             8,839,476                 8,786,192
                                                                                    ---------------           ---------------

                                                                                    $     9,571,991           $     9,515,379
                                                                                    ===============           ===============

The accompanying notes are an integral part of these financial statements.

                             Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                         3 Months Ended August 31,        6 Months Ended August 31,
                                                          2000             2001             2000            2001
                                                       -----------      -----------      -----------     -----------
Revenues:
     Oil and gas                                       $   469,777      $   306,646      $   935,378     $   678,782
     Gravel                                                 27,176           23,608           42,769          39,735
                                                       -----------      -----------      -----------     -----------
          Total revenues                                   496,953          330,254          978,147         718,517
                                                       -----------      -----------      -----------     -----------

Operating expenses:
     Oil and gas                                           235,418          207,553          484,065         484,436
     Coal and gravel                                        16,648           11,505           35,822          25,071
     Real estate development                                 3,768           23,325           14,154          32,807
     General and administrative                            124,456          111,677          270,332         260,347
                                                       -----------      -----------      -----------     -----------
          Total operating expenses                         380,290          354,060          804,373         802,661
                                                       -----------      -----------      -----------     -----------

               Income (loss) from operations               116,663          (23,806)         173,774         (84,144)
                                                       -----------      -----------      -----------     -----------

Other income (expense):
     Interest and dividend income                           51,736           44,240           98,697          97,515
     Gain (loss) on sale of oil and gas properties            (317)               0           11,589             120
     Other, net                                            (59,421)             585           68,624           2,585
                                                       -----------      -----------      -----------     -----------
          Total other income (expense)                      (8,002)          44,825          178,910         100,220
                                                       -----------      -----------      -----------     -----------

          Income before income taxes                       108,661           21,019          352,684          16,076
                                                       -----------      -----------      -----------     -----------

Income tax expense                                          46,636            7,797          130,387           5,943
                                                       -----------      -----------      -----------     -----------

               Net income                              $    62,025      $    13,222      $   222,297     $    10,133
                                                       ===========      ===========      ===========     ===========

Basic and diluted earnings per common share            $      0.01      $      0.00      $      0.05     $      0.00
                                                       ===========      ===========      ===========     ===========

Weighted average shares outstanding                      4,479,415        4,452,319        4,486,485       4,454,684
                                                       ===========      ===========      ===========     ===========



The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             6 Months Ended       6 Months Ended
                                                            August 31, 2000      August 31, 2001
                                                            ---------------      ---------------
Cash flows from operating activities:
    Net income                                              $       222,297      $        10,133
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depletion and depreciation                                 178,903              120,885
         Gain on sales of property and equipment                   (139,634)              (2,120)
         Loss on sale of investment securities                       59,424                    0
         Deferred federal income taxes                              120,353               (5,138)
         Net changes in assets and liabilities:
           Trade accounts receivable                                (53,377)              55,861
           Prepaid expenses and other current assets                 66,419               26,220
           Accounts payable                                          37,365               15,020
           Accrued expenses                                          (4,551)             (13,209)
                                                            ---------------      ---------------
              Net cash provided by operating activities             487,199              207,652
                                                            ---------------      ---------------

Cash flows from investing activities:
    Additions to oil and gas properties                            (368,958)             (12,930)
    Additions to real estate held for development                   (16,953)             (31,282)
    Investment in partnership                                       (15,000)              (5,000)
    Increase in other assets                                              0              (11,266)
    Proceeds from sale of oil and gas properties                     11,906                2,438
    Proceeds from sale of other property and equipment              139,980                2,000
    Proceeds from investments available for sale                    139,434                    0
                                                            ---------------      ---------------
              Net cash used in investing activities                (109,591)             (56,040)
                                                            ---------------      ---------------

Cash flows from financing activities:
    Purchases of treasury stock                                    (106,194)             (83,344)
                                                            ---------------      ---------------
              Net cash used in financing activities                (106,194)             (83,344)
                                                            ---------------      ---------------

Net increase in cash and cash equivalents                           271,414               68,268

Cash and cash equivalents at beginning of period                  2,672,543            3,337,950
                                                            ---------------      ---------------

Cash and cash equivalents at end of period                  $     2,943,957      $     3,406,218
                                                            ===============      ===============

Supplemental disclosures of cash flow information:
    Interest paid                                           $            --      $            --
    Taxes paid                                              $        23,792      $        19,178


Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $85,631, net of tax effect of $50,224 during the six months ended August 31, 2000 and $19,927, net of tax effect of $11,688 during the six months ended August 31, 2001.



The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for the three and six month periods ended August 31, 2000 and 2001 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 28, 2001.

(3) On March 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS No. 133 did not have any impact on the operating results or financial position of the Company.

(4) The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2001.

         Information regarding operations and assets by segment is as follows:

                                             For the Three        For the Three         For the Six          For the Six
                                             Months Ended         Months Ended         Months Ended         Months Ended
                                            August 31, 2000      August 31, 2001      August 31, 2000      August 31, 2001
                                            ---------------      ---------------      ---------------      ---------------

Business segment revenue:
    Oil and gas                             $       469,777      $       306,646      $       935,378      $       678,782
    Gravel                                           27,176               23,608               42,769               39,735
                                            ---------------      ---------------      ---------------      ---------------
                                            $       496,953      $       330,254      $       978,147      $       718,517
                                            ---------------      ---------------      ---------------      ---------------

Business segment profit (loss):
    Oil and gas                             $       234,359      $        99,093      $       451,313      $       194,346
    Coal and gravel                                  10,528               12,103                6,947               14,664
    Real estate development                          (3,768)             (23,325)             (14,154)             (32,807)
    General corporate                              (124,456)            (111,677)            (270,332)            (260,347)
                                            ---------------      ---------------      ---------------      ---------------
Income (loss) from operations                       116,663              (23,806)             173,774              (84,144)

Interest and dividend income                         51,736               44,240               98,697               97,515
Gain on sales of oil and gas properties                (317)                   0               11,589                  120
Other, net                                          (59,421)                 585               68,624                2,585
                                            ---------------      ---------------      ---------------      ---------------
Income before income taxes                  $       108,661      $        21,019      $       352,684      $        16,076
                                            ---------------      ---------------      ---------------      ---------------

                                       As of                 As of
                                February 28, 2001       August 31, 2001
                                ------------------     ------------------

Total assets:
    Oil and gas                 $        5,411,122     $        5,338,338
    Coal and gravel                        321,346                314,208
    Real estate development              2,797,323              2,821,446
    General corporate                    1,042,200              1,041,387
                                ------------------     ------------------
                                $        9,571,991     $        9,515,379
                                ------------------     ------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

                  The Company had net income of $13,222 ($.00 per share) in the three months ended August 31, 2001 compared to net income of $62,025 ($.01 per share) in the three months ended August 31, 2000. In the six-month 2001 period, the Company had net income of $10,133 ($.00 per share) compared to net income of $222,297 ($.05 per share) in the 2000 six-month period. Significantly lower oil and gas revenues were primarily responsible for the decline in net income in both 2001 periods. Lower "other, net" income also contributed to the 2001 six-month results.

                  Oil and gas revenues decreased approximately $163,100 (34.7%) and $256,600 (27.4%) in the three and six-month periods ended August 31, 2001, respectively, due to the continued decline in the Company's oil and gas production sales volumes and significant reductions in the Company's average oil price received in both periods and in the Company's average gas sales price received during the three-month period as oil and gas prices nationwide retreated from highs achieved earlier in the calendar year. The following tables compare the revenues and average prices received by the Company and its production sales volumes during the three and six-month 2001 periods with those of the 2000 periods:

                               THREE MONTHS       THREE MONTHS
                                   ENDED              ENDED          PERCENTAGE
                             AUGUST 31, 2000     AUGUST 31, 2001     DIFFERENCE
                             ---------------     ---------------     ----------
Oil:
Revenues                     $       356,850     $       246,319       (31.0)%
Production (Bbls.)                    11,748               9,560       (18.6)
Average Price (per Bbl.)     $         30.37     $         25.77       (15.2)

Gas:
Revenues                     $        92,674     $        47,476       (48.8)%
Production (MCF)                      20,112              14,425       (28.3)
Average Price (per MCF)      $          4.61     $          3.29       (28.6)

                                SIX MONTHS         SIX MONTHS
                                  ENDED               ENDED             PERCENTAGE
                             AUGUST 31, 2000     AUGUST 31, 2001        DIFFERENCE
                             ---------------     ---------------        ----------

Oil:
Revenues                     $       732,498     $       521,899          (28.8)%
Production (Bbls.)                    25,247              19,860          (21.3)
Average Price (per Bbl.)     $         29.01     $         26.28           (9.4)

Gas:
Revenues                     $       163,377     $       126,631          (22.5)%
Production (MCF)                      44,649              28,963          (35.1)
Average Price (per MCF)      $          3.66     $          4.37           19.5


Non-material amounts of natural gas liquids revenues and production for all periods are excluded from the foregoing tables.

                  Revenues from the Company's principal property in Madison County, Texas tracked overall results in both 2001 periods, decreasing approximately $125,100 (36.7%) in the three-month period and $210,800 (30.9%) in the six-month period due to lower production sales volumes and average oil and gas prices received. Oil production sales volumes from the property in the three-month period ended August 31, 2001 were only slightly less, however, than such volumes in the preceding fiscal quarter ended May 31, 2001 and gas production sales volumes in such preceding quarter were marginally higher. The proposed secondary recovery project for this property has been held up pending approval from the final royalty owners.

                  Revenues from the Company's gravel operations in La Plata County, Colorado decreased approximately $3,600 (13.1%) and $3,000 (7.1%) in the three and six-month 2001 periods, respectively. Although rentals received by the Company from its surface lease to Four Corners Materials, Inc. ("Four Corners") were higher in both periods than in the 2000 periods due to an increase initiated at the start of the fiscal year, the rentals increase was not sufficient to offset a decline in the Company's royalty income resulting from lower levels of gravel sales made by Four Corners during both 2001 periods from the Company's property.

                  The expenses of the Company's oil and gas operations declined approximately $27,900 (11.8%) in the three months ended August 31, 2001 but increased marginally (approximately $400,

 .1%) in the six-month 2001 period. Depletion and depreciation expense, production taxes and ad valorem taxes all decreased in both 2001 periods. Depletion and depreciation expense fell approximately $18,200 (28.0%) and $46,400 (31.7%) in the three and six-month periods, respectively, due to the Company's lower production sales volumes, and production taxes declined approximately $9,800 (41.6%) and $13,700 (30.0%) in such periods for the same reason. Ad valorem taxes were approximately $3,700 (54.2%) and $7,300 (53.8%) lower in the 2001 periods because accruals for this expense for fiscal 2002 are based on lower property valuations received at the start of the year. Lease operating expense, the highest dollar component of the Company's oil and gas operations expense category, declined approximately $9,300 (7.0%) in the three-month 2001 period despite an approximate $11,000 increase in such expense in the North Texas area primarily due to workover expense incurred on multiple wells. In the six-month 2001 period, lease operating expense increased approximately $35,100 (13.4%) as such expense increased approximately $30,200 (75.7%) in the North Texas area and approximately $8,000 (4.1%) with respect to the Madison County, Texas property due to workover expenses incurred in an attempt to increase production levels. The Company also incurred approximately $13,000 of repair expense to its oil and gas workover rig in both 2001 periods for which there were no comparable expenses in the 2000 periods. Engineering expense was at roughly the same levels in both 2001 periods as in the prior year periods, but dry hole expense was approximately $19,700 higher in the 2001 six-month period than in the prior year period due to a dry hole in Wilbarger County, Texas in which the Company participated during the first three months of the six-month 2001 period. The Company incurred no dry hole expense in either of the 2000 periods or in the three months ended August 31, 2001.

                  The expenses of the Company's coal and gravel operations decreased approximately $5,100 (30.9%) and $10,800 (30.0%) in the three and six months ended August 31, 2001 due to lower testing and permitting and depreciation expenses in both periods and also due to lower payroll expense in the six-month period. Ad valorem taxes were at approximately the same levels in all comparable periods.

                  Real estate development expense increased approximately $19,600 (519.0%) in the three months ended August 31, 2001 and approximately $18,600 (131.8%) in the six-month 2001 period reflecting the increasing amount of attention the Company's management is devoting to the Company's proposed

"Oakridge at Durango" planned real estate development outside of Durango, Colorado. Although the Company is still waiting on further action by the City of Durango on its annexation application with respect to the approximately 1,100 acres of land involved in the development, during the three and six-month 2001 periods the Company incurred approximately $12,800 in expenses relating to preparing and printing a brochure to be used to identify and market the proposed development and approximately $4,400 in location maintenance expenses. There were no comparable expenses incurred in the 2000 periods. In addition, during the first half of the six-month 2001 period, legal expense related to the proposed development was significantly higher.

                  General and administrative expense decreased approximately $12,800 (10.3%) and $10,000 (3.7%) in the three and six months ended August 31, 2001, respectively. The Company incurred lower auditing, tax accounting, governmental reporting and depreciation charges in both 2001 periods than in the comparable 2000 periods, although these lower charges were partially offset by higher accounting consulting and shareholders reporting expenses in both periods. Travel expense in the three-month 2001 period was also significantly lower than in the prior year. With respect to the six-month 2001 period, the Company was able to lower its payroll and consulting engineering expenses but these reductions were offset by increased legal expense and remodeling expenses to the Company's offices.

                  Other income (expense) changed from an approximate $8,000 expense item in the three months ended August 31, 2000 to an approximate $44,800 income item in the comparable 2001 period. In the 2000 period, the Company incurred an approximate $59,400 loss on the partial sale of an equity security held for investment, and the absence of such a loss in the 2001 period was the reason for the turnaround between the periods as interest and dividend income declined approximately $7,500 in the 2001 period due to the effect of lower rates. In the six-month 2001 period, other income (expense) was positive but declined approximately $78,700 (44.0%) in amount due to the lack of any significant gains on the sale of oil and gas properties as interest and dividend income in the 2001 period was only slightly less than that received in the 2000 period. In the 2000 six-month period, the Company had an approximate $11,600 gain from the sale of one North Texas area well and equipment from a Madison County, Texas well that was plugged and abandoned and had "other, net" income of approximately $68,600 resulting from the sale of surplus coal equipment and a right of way from a portion of the Company's Colorado land that more than covered the equity security loss which occurred during the last half of the period.

                  The Company's weighted average shares outstanding decreased approximately 27,100 and 31,800 shares in the three and six months ended August 31, 2001, respectively, due to continued purchases of the Company's common stock made by the Company since the end of the 2000 periods.

FINANCIAL CONDITION AND LIQUIDITY

                  During the first half of fiscal 2002, the Company's operating activities continued to fund the Company's investing and financing activities, resulting in an approximate $68,300 increase in cash and cash equivalents at August 31, 2001, all of which was generated during the first quarter. The Company's operating activities contributed approximately $207,600 in funds despite the decline in the Company's oil and gas revenues compared to the first half of fiscal 2001; however, the Company's investing activities used approximately $56,000 in funds, primarily for additions to real estate held for development and to oil and gas properties. In addition, the Company's financing activities (entirely purchases of the Company's common stock) used approximately $83,300 in funds. At August 31, 2001, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $3,641,400.

                  The Company expects to fund its contemplated operations and any stock purchases it makes during the third quarter and the remainder of fiscal 2002 from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and the cash flow from its oil and gas properties. Due to the declines in oil and gas prices that have occurred, the Company will restrict its oil and gas operations for the remainder of fiscal 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - None.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended August 31, 2001.


                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OAKRIDGE ENERGY, INC.
                                                   (Registrant)



DATE:  October 15, 2001             By /s/ Sandra Pautsky
                                       -----------------------------------------
                                       Sandra Pautsky, President


                                    By /s/ Carol J. Cooper
                                       -----------------------------------------
                                       Carol J. Cooper, Chief Accounting Officer