Form 10QSB
period 2001-11-30
OAKRIDGE ENERGY INC
filed 2002-01-14
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 2001.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2001: Common Stock, $.04 par value - 4,424,007 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]              NO [X]

                                      INDEX

                                                                                                 Page #
                                                                                                 ------
Part I - Financial Information
        1.  Financial Statements:

          Condensed Balance Sheets at
                  February 28, 2001 and November 31, 2001                                             1

          Condensed Statements of Operations
                  For the Three and Nine Months Ended November 30,
                  2000 and 2001                                                                       2

          Statements of Cash Flows
                  For the Nine Months Ended November 30, 2000 and 2001                                3

          Notes to Condensed Financial Statements                                                     4

       2.  Management's Discussion and Analysis or Plan of Operation                                  6

Part II - Other Information
       4.  Submission of Matters to a Vote of Security Holders                                       12
       6.  Exhibits and Reports on Form 8-K                                                          13

Signatures                                                                                           13


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


                                       (i)

Item 1. Financial Statements.

                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                           As of              As of
                                                                               February 28, 2001  November 30, 2001
                                                                               -----------------  -----------------
Current assets:                                                                                      (Unaudited)
     Cash and cash equivalents                                                    $  3,337,950      $  3,413,699
     Trade accounts receivable                                                         186,463           100,104
     Investment securities                                                             203,604           241,734
     Deferred tax asset                                                                194,103           180,006
     Prepaid expenses and other                                                        103,580            94,793
                                                                                  ------------      ------------
               Total current assets                                                  4,025,700         4,030,336
                                                                                  ------------      ------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
       $5,508,910 on February 28, 2001 and $5,652,576 on November 30, 2001           1,358,417         1,211,101

Coal and gravel properties, net of accumulated depletion and depreciation
      of $7,990,861 on February 28, 2001 and $ 8,005,452 on November 30, 2001          321,346           306,755

Real estate held for development                                                     2,797,323         2,824,693

Other property and equipment, net of accumulated depreciation
      of $351,822 on February 28, 2001 and $349,760 on Novmeber 30, 2001               122,094           129,579

Other noncurrent assets                                                                947,111           952,111
                                                                                  ------------      ------------
                                                                                  $  9,571,991      $  9,454,575
                                                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $     46,706      $     46,138
     Accrued expenses                                                                   84,409            59,480
                                                                                  ------------      ------------
               Total current liabilities                                               131,115           105,618

Reserve for reclamation costs                                                          413,000           413,000
Deferred Federal income taxes                                                          188,400           173,544
                                                                                  ------------      ------------
               Total liabilities                                                       732,515           692,162
                                                                                  ------------      ------------

Stockholders' equity:
     Common stock, $.04 par value, 20,000,000
         shares authorized, 10,157,803 shares issued                                   406,312           406,312
     Additional paid-in capital                                                        805,092           805,092
     Retained earnings                                                              17,288,964        17,291,859
     Unrealized loss on investment securities
          available for sale, net of income taxes                                      (63,910)          (39,876)
     Less treasury stock, at cost, 5,694,180 shares on February 28, 2001
       and  5,733,796 on November 30, 2001                                          (9,596,982)       (9,700,974)
                                                                                  ------------      ------------
                    Total stockholders' equity                                       8,839,476         8,762,413
                                                                                  ------------      ------------

                                                                                  $  9,571,991      $  9,454,575
                                                                                  ============      ============


The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                3 Months Ended November 30,      9 Months Ended November 30,
                                                   2000            2001             2000            2001
                                                -----------     -----------      -----------     -----------
Revenues:
   Oil and gas                                  $   488,378     $   240,492      $ 1,423,756     $   919,274
   Coal and gravel                                   24,504          32,655           67,273          72,390
                                                -----------     -----------      -----------     -----------
      Total revenues                                512,882         273,147        1,491,029         991,664
                                                -----------     -----------      -----------     -----------

Operating expenses:
   Oil and gas                                      203,897         192,122          687,962         676,558
   Coal and gravel                                   17,722          20,866           53,544          45,937
   Real estate development                            5,188           9,103           19,342          41,910
   General and administrative                        99,824         100,899          370,156         361,246
                                                -----------     -----------      -----------     -----------
      Total operating expenses                      326,631         322,990        1,131,004       1,125,651
                                                -----------     -----------      -----------     -----------

      Income (loss) from operations                 186,251         (49,843)         360,025        (133,987)
                                                -----------     -----------      -----------     -----------

Other income:
   Interest and dividend income                      54,658          36,527          153,355         134,042
   Gain on sale of oil and gas properties             1,480           1,833           13,069           1,953
   Other, net                                             0               0           68,624           2,585
                                                -----------     -----------      -----------     -----------
      Total other income                             56,138          38,360          235,048         138,580
                                                -----------     -----------      -----------     -----------

      Income before income taxes                    242,389         (11,483)         595,073           4,593
                                                -----------     -----------      -----------     -----------

Income tax expense (benefit)                         89,611          (4,245)         219,998           1,698
                                                -----------     -----------      -----------     -----------

         Net income (loss)                      $   152,778     $    (7,238)     $   375,075     $     2,895
                                                ===========     ===========      ===========     ===========

            Basic and diluted income (loss)
               per common share                 $      0.03     $     (0.00)     $      0.08     $      0.00
                                                ===========     ===========      ===========     ===========

Weighted average shares outstanding               4,472,123       4,429,361        4,481,732       4,446,304
                                                ===========     ===========      ===========     ===========


The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               For 9 Months      For 9 Months
                                                                      Ended             Ended
                                                          November 30, 2000 November 30, 2001
                                                          ----------------- -----------------
Cash flows from operating activities:
   Net income                                                $   375,075      $     2,895
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depletion and depreciation                              257,762          177,922
         Gain on sales of property and equipment                (141,114)          (2,120)
         Loss on sale of investment securities                    59,424                0
         Deferred federal income taxes                           205,201          (14,856)
         Net changes in assets and liabilities:
            Trade accounts receivable                            (11,463)          86,359
            Prepaid expenses and other current assets             78,630           29,595
            Accounts payable                                     (34,786)            (568)
            Accrued expenses                                     (17,758)         (24,929)
                                                             -----------      -----------
               Net cash provided by operating activities         770,971          254,298
                                                             -----------      -----------

Cash flows from investing activities:
   Additions to oil and gas properties                          (426,126)         (21,308)
   Additions to real estate held for development                 (41,770)         (38,109)
   Additions to other property and equipment                           0          (16,411)
   Investment in partnership                                     (15,000)          (5,000)
   Proceeds from sale of oil and gas properties                   13,385            4,271
   Proceeds from sale of other property and equipment            139,980            2,000
   Proceeds from investments available for sale                  139,434                0
                                                             -----------      -----------
               Net cash used in investing activities            (190,097)         (74,557)
                                                             -----------      -----------

Cash flows from financing activities:
   Purchases of treasury stock                                  (106,194)        (103,992)
                                                             -----------      -----------
               Net cash used in financing activities            (106,194)        (103,992)
                                                             -----------      -----------

Net increase in cash and cash equivalents                        474,680           75,749

Cash and cash equivalents at beginning of period               2,672,543        3,337,950
                                                             -----------      -----------

Cash and cash equivalents at end of period                   $ 3,147,223      $ 3,413,699
                                                             ===========      ===========

Supplemental disclosures of cash flow information:
   Interest paid                                             $         0      $         0
  Taxes paid                                                 $    23,792      $    16,554

    Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $70,092 net of tax effect of $41,112 during the nine months ended November 30, 2000 and $24,034 net of tax effect of $14,097 during the nine months ended November 30, 2001.




The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for the three and nine month periods ended November 30, 2000 and 2001 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 28, 2001.

(3) On March 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Adoption of SFAS No. 133 did not have any impact on the operating results or financial position of the Company set forth in the foregoing financial statements.

(4) The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2001.

         Information regarding operations and assets by segment is as follows:

                                                      3 Months Ended November 30,       9 Months Ended November 30,
                                                        2000             2001             2000             2001
                                                    -------------    -------------    -------------    -------------
Business segment revenue:
    Oil and gas                                     $     488,378    $     240,492    $   1,423,756    $     919,274
    Gravel                                                 24,504           32,655           67,273           72,390
                                                    -------------    -------------    -------------    -------------
                                                    $     512,882    $     273,147    $   1,491,029    $     991,664
                                                    -------------    -------------    -------------    -------------

Business segment profit (loss):
    Oil and gas                                     $     284,481    $      48,370    $     735,794    $     242,716
    Coal and gravel                                         6,782           11,789           13,729           26,453
    Real estate development                                (5,188)          (9,103)         (19,342)         (41,910)
    General corporate                                     (99,824)        (100,899)        (370,156)        (361,246)
                                                    -------------    -------------    -------------    -------------
Income (loss) from operations                             186,251          (49,843)         360,025         (133,987)

Interest and dividend income                               54,658           36,527          153,355          134,042
Gain on sales of oil and gas properties                     1,480            1,833           13,069            1,953
Other, net                                                      0                0           68,624            2,585
                                                    -------------    -------------    -------------    -------------
Income before income taxes                          $     242,389    $     (11,483)   $     595,073    $       4,593
                                                    -------------    -------------    -------------    -------------

                                                                         As of                As of
                                                                   February 28, 2001   November 30, 2001
                                                                   -----------------   -----------------
Total assets:
    Oil and gas                                                     $      5,411,122   $      5,282,229
    Coal and gravel                                                          321,346            306,755
    Real estate development                                                2,797,323          2,824,693
    General corporate                                                      1,042,200          1,040,898
                                                                    ----------------   ----------------
                                                                    $      9,571,991   $      9,454,575
                                                                    ----------------   ----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

                  The Company had a net loss of $7,238 ($.00 per share) in the three months ended November 30, 2001 compared to net income of $152,778 ($.03 per share) in the three months ended November 30, 2000. In the nine-month 2001 period, the Company had net income of $2,895 ($.00 per share) compared to net income of $375,075 ($.08 per share) in the 2000 nine-month period. As was the case in the preceding two quarters of the fiscal year, significantly lower oil and gas revenues were primarily responsible for the net loss in the three-month 2001 period and the material decline in net income that occurred in the nine-month 2001 period. Lower "other income" also contributed to the results in both 2001 periods.

                  Oil and gas revenues decreased approximately $247,900 (50.8%) and $504,500 (35.4%) in the three and nine-month periods ended November 30, 2001, respectively, due to the continued decline in the Company's oil and gas production sales volumes and significant reductions in the Company's oil and gas prices received in both periods as oil and gas prices nationwide continued their calendar 2001 retreat. Workovers performed in the North Texas area in the two prior quarters did, however, result in an oil production increase in this area during the three months ended November 30, 2001.

                  The following tables compare the revenues and average prices received by the Company and its production sales volumes during the three and nine-month 2001 periods with those of the 2000 periods:

                                             THREE MONTHS         THREE MONTHS
                                                 ENDED                ENDED              PERCENTAGE
                                           NOVEMBER 30, 2000    NOVEMBER 30, 2001        DIFFERENCE
                                           -----------------    -----------------    ------------------
Oil:
Revenues                                   $          377,392   $          194,954                (48.3)%
Production (Bbls.)                                     11,384                9,086                (20.2)%
Average Price (per Bbl.)                   $            33.15   $            21.46                (35.3)%
Gas:
Revenues                                   $           93,566   $           31,263                (66.6)%
Production (MCF)                                       18,341               13,163                (28.2)%
Average Price (per MCF)                    $             5.10   $             2.38                (53.3)%


                                              NINE MONTHS          NINE MONTHS
                                                 ENDED                ENDED              PERCENTAGE
                                           NOVEMBER 30, 2000    NOVEMBER 30, 2001        DIFFERENCE
                                           -----------------    -----------------    ------------------
Oil:
Revenues                                   $        1,109,889   $          716,853                (35.4)%
Production (Bbls.)                                     36,631               28,946                (21.0)%
Average Price (per Bbl.)                   $            30.30   $            24.77                (18.2)%

Gas:
Revenues                                   $          256,943   $          157,894                (38.5)%
Production (MCF)                                       62,990               42,126                (33.1)%
Average Price (per MCF)                    $             4.08   $             3.75                 (8.1)%


Non-materials amounts of natural gas liquids revenues and production for all periods are excluded from the foregoing tables.

                  Revenues from the Company's principal property in Madison County, Texas again tracked overall results in both 2001 periods, decreasing approximately $191,600 (55.5%) in the three-month period and $402,400 (39.2%) in the nine-month period due to lower production sales volumes and average oil and gas prices received. As has been the case for most of calendar 2001, the proposed secondary recovery project for this property has been held up pending approval from the final royalty owners.

                  Revenues from the Company's gravel operations in La Plata County, Colorado increased approximately $8,200 (33.3%) and $5,100 (7.6%) in the three and nine-month 2001 periods, respectively. Rentals received by the Company from its surface lease to Four Corners Materials, Inc. ("Four Corners") were higher in both 2001 periods than in the 2000 periods due to an increase initiated at the start of the fiscal year. In addition, the Company's royalty income from Four Corners' gravel sales made from the Company's property during the three months ended November 30, 2001 was approximately 30% higher than in the 2000 three-month period; however, royalty income for the nine-month 2001 period still lagged behind that of the prior year period.

                  The expenses of the Company's oil and gas operations declined approximately $11,800 (5.8%) and $11,400 (1.7%) in the three and nine-month 2001 periods, respectively, primarily due to significantly lower depletion expense and production taxes in both periods. Depletion expense decreased approximately $18,200 (29.3%) and $64,600 (31.0%) and production taxes fell approximately $12,200 (51.8%) and $25,900 (37.4%) in the three and nine months ended November 30, 2001, respectively, due to the Company's lower production sales volumes during the periods. The effects of the lower depletion expense and production taxes were partially offset by higher lease operating expense and ad valorem taxes in both 2001 periods. Lease operating expense increased approximately $3,600 (3.3%) in the three-month 2001 period primarily due to higher well operating expenses for the Madison County, Texas property as it matures. Lease operating expense rose approximately $38,600 (10.4%) in the nine-month 2001 period due to well workover expenses incurred in the North Texas area during the first part of the period and the higher Madison County, Texas well operating expenses. Ad valorem taxes increased approximately $14,700 in the three months ended November 30, 2001 primarily due to over-accruals that were made for such taxes on the Madison County, Texas property in the first six months of the nine months ended November 30, 2000 which were corrected with a credit in the last three months of the 2000 period. The resulting credit magnified the amount of the increase in ad valorem taxes for the three months ended November 30, 2001. Ad valorem taxes increased approximately $7,400 (60.8%) in the nine-month 2001 period due to accruals during the period being based upon the taxing authorities' evaluations of the Company's oil and gas properties as of January 1, 2001 when oil and gas prices were higher than on the evaluation date used for the 2000 period. The Company expects that ad valorem taxes for the fiscal year ending February 28, 2003 should be reduced based on the lower oil and gas prices in effect on the January 1, 2002 evaluation date.

                  The engineering expense component of oil and gas operating expense was at approximately the same levels in the 2000 and 2001 three-month periods and in the 2000 and 2001 nine-month periods. The Company did not incur any expenses for rig repairs or dry hole costs in either of the three-month 2000 and 2001 periods or in the nine months ended November 30, 2000; however, during the first six months of the nine-month 2001 period, the Company incurred expenses of approximately $13,000 for workover rig repairs and $19,700 for a dry hole drilled in Wilbarger County, Texas in which the Company participated and these expenses partially offset the amount of the decline in oil and gas operating expenses in the nine-month 2001 period.

                  The expenses of the Company's coal and gravel operations increased approximately $3,100 (17.7%) in the three months ended November 30, 2001 but declined approximately $7,600 (14.2%) in the nine-month 2001 period. The increase in the three-month 2001 period was due to the expense of obtaining a required updated engineering report with respect to the sediment pond located on the site of the Company's former coal operations that has not yet been reclaimed and higher depletion expense resulting from Four Corners' increased sales from the Company's gravel property during the period. Although the expense of the engineering report also adversely affected the nine-month 2001 period coal and gravel operations expenses, decreases in all of the other components of such expenses more than offset the expense of the engineering report.

                  Real estate development expense increased approximately $3,900 (75.5%) and $22,600 (116.7%) in the three and nine-month periods ended November 30, 2001 as the Company's management attempted to move the Company's proposed "Oakridge at Durango" planned real estate development outside of Durango, Colorado ahead on a number of fronts. Due to recent developments, the Company is encouraged that approval of the "area plan" in which the Company's development is centered should take place no later than March 2002. Area plan approval is a required step before the City of Durango can take action on the Company's annexation application with respect to the approximately 1,100 acres of land involved in the planned development. Legal fees incurred by the Company in its negotiations with respect to a prospective lead buyer of a portion of the development and ad valorem taxes were responsible for the increase in the Company's real estate development expense in the three-month 2001 period and legal expense, location maintenance expenses and expenses related to preparing and printing a brochure to be used to identify and market the proposed development were responsible for the rise in the 2001 nine-month period expense.

                  General and administrative expenses increased approximately $1,100 (1.1%) in the three months ended November 30, 2001 but fell approximately $8,900 (2.4%) in the nine-month 2001 period. Increased travel expense related to the Company's Colorado operations, higher payroll expense resulting from the Company's customary annual bonus to its employees and greater utility expenses negated the impact of significantly lower depreciation expense and ad valorem taxes in the three-month period. In the nine-month period, lower depreciation expense, auditing fees and governmental reporting expense overcame the effect of higher travel and shareholders reporting expenses and legal and accounting consulting fees.

                  Other income declined approximately $17,800 (31.7%) and $96,500 (41.0%) in the three and nine months ended November 30, 2001, respectively. Interest and dividend income decreased approximately $18,100 (33.2%) and $19,300 (12.6%) in the three and nine-month 2001 periods, respectively, due to the effect of lower rates. In addition to the dividend and interest income decline, other income in the nine-month 2001 period was hurt by only minimal levels of gain on the sale of oil and gas properties and "other, net" income. During the nine-month 2000 period, the Company had an approximate $13,100 gain primarily from the sale of one North Texas area well and equipment from a Madison County, Texas well that was plugged and abandoned and had other, net income of approximately $68,600 resulting from the sale of surplus coal equipment and a right of way from a portion of the Company's Colorado land that more than covered an equity security loss which occurred during the period.

                  The Company's weighted average shares outstanding decreased approximately 42,800 (1.0%) and 35,400 (.8%) shares in the three and nine months ended November 30, 2001, respectively, due to continued purchases of the Company's common stock made by the Company since the end of the 2000 periods.

FINANCIAL CONDITION AND LIQUIDITY

                  During the first nine months of fiscal 2002, the Company's operating activities continued to fund the Company's investing and financing activities, resulting in an approximate $75,700 increase in cash and cash equivalents at November 30, 2001. The Company's operating activities contributed approximately $254,300 in funds despite the substantial decline in the Company's oil and gas revenues compared to the first nine months of fiscal 2001; however, the Company's investing activities used approximately $74,600 in funds for additions to real estate held for development, oil and gas properties and other property and equipment. In addition, the Company's financing activities (entirely purchases of the Company's common stock) used approximately $104,000 in funds. At November 30, 2001, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $3,655,400.

                  The Company expects to fund its contemplated operations and any stock purchases it makes during the last quarter of fiscal 2002 from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and the cash flow from its oil and gas properties. Due to the declines in oil and gas prices that have occurred in fiscal 2002, the Company restricted its oil and gas operations in the third quarter of fiscal 2002 and will continue such restrictions for at least the remainder of the fiscal year.

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's 2001 Annual Meeting of Shareholders (the "Meeting") was held on September 6, 2001.

         (b) At the Meeting, Sandra Pautsky, Danny Croker and Randy Camp were elected as directors of the Company to serve until the 2002 Annual Meeting of Shareholders or until their successors are elected.

         (c) A total of 3,712,422 shares were represented in person or by proxy at the Meeting. The election of directors was the only matter voted upon by the Company's shareholders at the Meeting. The following sets forth the results of the vote:

                                   NUMBER OF SHARES           NUMBER OF SHARES
         NAME OF NOMINEE               VOTED FOR              AUTHORITY WITHHELD
         ---------------           ----------------          -------------------
         Sandra Pautsky                3,711,847                    575
         Danny Croker                  3,711,847                    575
         Randy Camp                    3,711,747                    675

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - None.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended November 30, 2001.


                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OAKRIDGE ENERGY, INC.
                                              (Registrant)


DATE: January 14, 2002                By /s/ Sandra Pautsky
                                        ----------------------------------------
                                      Sandra Pautsky, President


                                      By /s/ Carol J. Cooper
                                        ----------------------------------------
                                      Carol J. Cooper, Chief Accounting Officer