Form 10KSB
period 2002-02-28
OAKRIDGE ENERGY INC
filed 2002-06-12
CIK 216748

                     U.S. Securities and Exchange Commission

                             Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2002

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

         State issuer's revenues for its most recent fiscal year.  $1,192,033

         State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

                          $3,428,263 AS OF MAY 10, 2002

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                         4,416,540 AS OF JUNE 12, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

          Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal Year Ended February 28, 2002 - Part III


         Transitional Small Business Disclosure Format (check one):
         YES [ ] NO [X]

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I ..................................................................    1

ITEM 1.  DESCRIPTION OF BUSINESS ........................................    1

         Oil and Gas Operations .........................................    1
         Gravel Operations ..............................................    2
         Carbon Junction Coal Mine ......................................    3
         Real Estate Held for Development ...............................    4
         Competition and Markets ........................................    8
         Regulation .....................................................    9
         Environmental and Health Controls ..............................   10
         Operating Hazards and Uninsured Risks ..........................   11
         Employees ......................................................   11

ITEM 2.  DESCRIPTION OF PROPERTY ........................................   12

         Oil and Gas Properties .........................................   12
              Reserves ..................................................   12
              Production ................................................   12
              Lifting Costs and Average Sales Prices ....................   13
              Sales Contracts and Major Customers .......................   13
              Developed Acreage and Productive Wells ....................   14
              Undeveloped Acreage .......................................   14
              Drilling Activity .........................................   15
         Coal and Gravel Properties .....................................   15
         Real Estate ....................................................   17
         Office Building ................................................   17

ITEM 3.  LEGAL PROCEEDINGS ..............................................   17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS .............................................   17

PART II .................................................................   17

ITEM 5.  MARKET FOR COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS ..............................   17

                                                                            PAGE
                                                                            ----
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION ............................................   18

         Results of Operations ..........................................   18
         Financial Condition and Liquidity ..............................   23
         Forward-Looking Statements .....................................   25

ITEM 7.  FINANCIAL STATEMENTS ...........................................   26

         Index to Financial Statements ..................................   26
         Report of Independent Auditors .................................   27
         Balance Sheets as of February 28, 2002 and 2001 ................   28
         Statements of Operations for the years ended
           February 28, 2002 and 2001 ...................................   30
         Statements of Stockholders' Equity for the
           years ended February 28, 2002 and 2001 .......................   31
         Statements of Cash Flows for the years ended
           February 28, 2002 and 2001 ...................................   32
         Notes to Financial Statements ..................................   33
         Supplemental Oil and Gas Data (Unaudited) ......................   43

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE .......................   46

PART III ................................................................   46

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT ..........................................   46

ITEM 10. EXECUTIVE COMPENSATION .........................................   46

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT ........................................   46

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................   46

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ...............................   47

         Exhibits .......................................................   47
         Reports on Form 8-K ............................................   47

SIGNATURES ..............................................................   48

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

                  The Company has restricted its oil and gas exploration and development activities in the last two fiscal years due to the uncertainties caused by "up and down" product pricing and the need to conserve its limited resources to push ahead with its proposed real estate development project adjacent to Durango, Colorado. The Company has chosen instead to produce its existing properties and has attempted to prevent production declines, particularly in the North Texas area, with selective well workovers.

                  In fiscal 2002, the Company changed the pricing structure of its Colorado gravel operations, worked toward finalizing reclamation plans for its abandoned Carbon Junction coal mine site and made progress toward obtaining a lead buyer for a portion of its proposed Colorado real estate development and the necessary governmental approvals to be able to commence it. See "Oil and Gas Operations," "Gravel Operations," "Carbon Junction Coal Mine" and "Real Estate Held for Development" below and "Item 6. - Management's Discussion and Analysis or Plan of Operation."

OIL AND GAS OPERATIONS

                  During fiscal 2000, 2001 and 2002, the Company's oil and gas operations were primarily conducted in Madison, Freestone, Red River, Panola, Gregg and Smith Counties of East Texas and in various areas of North Texas.

                  Sandra Pautsky, the Company's President, and Danny Croker, the Company's Vice President, select the exploration and development prospects in which the Company participates. Since the Company is unable to maintain a sizeable exploration staff (i.e., geologists, geophysicists, landmen, etc.) because of its limited resources, the Company's recent practice has been to purchase interests of varying size in exploration prospects which were originated by others (i.e., independent geologists or other independent oil and gas companies). In most cases, the originator of the prospect had already assembled the oil and gas leases and performed most, if not all, of the necessary geological and/or geophysical work before the interests in the prospects were offered for sale to the Company. Under such circumstances, the Company typically paid a percentage of the initial prospect costs greater than the percentage of ownership interest in the prospect which the Company acquired. The Company only participated in the drilling of one exploratory well (.08 net interest) in the fiscal year ended February 28, 2002, and it was a dry hole.

                  The Company's principal producing oil and gas property for the past five fiscal years has been its 25% interest in the BSR (Sub-Clarksville) Field in Madison County, Texas (the "Madison County, Texas property"). In fiscal 2002, the Madison County, Texas property was responsible for approximately 67% of the Company's total oil and gas revenues. The property consists of 28 wells with proven developed producing reserves; the reservoir is approximately 7,700 feet deep. The property is fully developed and production has steadily declined from it in the last two fiscal years. 553,202 barrels of proven undeveloped secondary oil reserves have been estimated by the Company's independent petroleum engineers to be recoverable to the Company's interest in the property by waterflooding the reservoir. Full scale water injection is planned to begin in the latter part of fiscal 2003 when the reservoir is about 85% depleted of primary reserves. The total flood life is expected to be approximately 15 years, and the project will require converting 11 producing wells to water injection wells and drilling two water supply wells to a depth of approximately 4,100 feet. The Company's investment cost for the project is estimated to be approximately $360,800, which includes its share of the cost for the proposed water plant and the water distribution system and the drilling and conversion costs mentioned above. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

GRAVEL OPERATIONS

                  The Company's gravel property is now located on approximately 43 acres of the 1,965 acres of land owned by the Company in fee in La Plata County, Colorado. The Company received approximately $83,600 in royalty payments and rentals during fiscal 2002 from its gravel contract and surface lease with Four Corners Materials, Inc. ("Four Corners"), pursuant to which such company is mining sand, gravel and rock products from the gravel permit area. The original permit area covered 33 acres, but, with the Company's consent, Four Corners added an adjacent 9.9 acres of the Company's land to the permit area in fiscal 2002 to give Four Corners additional gravel reserves to mine. Four Corners' contract and lease expired on January 1, 2002 and it has been operating since that time under the terms of an oral extension of such contract and lease made between the Company's and Four Corners' managements. The extension will allow Four Corners time to mine the additional
9.9 acres to full depletion, estimated to occur by approximately June 2003. The Company has no current plans to continue gravel mining on the property after that date as it will interfere with the Company's proposed real estate development project on the property.

                  In consideration of the Company's inclusion of the additional acreage under the contract and lease and the term extension, Four Corners will increase the royalty paid to the Company with respect to tonnage mined from the additional 9.9 acres, pay a new road usage fee to the Company based on the tonnage mined and perform, at the Company's expense on a "cost plus" basis, the required land reclamation work on the Company's coal mine permit area located on other portions of the property. A definitive written agreement has not yet been signed with Four Corners documenting the oral contract and lease extension. See "Carbon Junction Coal Mine", below.

CARBON JUNCTION COAL MINE

                  The Company owns the Carbon Junction coal mine which is also located on its 1,965 acres of land in La Plata County, Colorado. The mine permit covers 236.9 acres of the property and expires on July 31, 2003. The Company has no plans to renew the permit as it abandoned any further attempts to mine the coal deposits in fiscal 2000. The Company, with the assistance of reclamation consultants, is currently finalizing plans to commence the required work to reclaim the land affected by its prior surface mining operations. The Company has posted with the State of Colorado a reclamation performance bond in the approximate amount of $817,000 for its former Carbon Junction mine operations. As Four Corners performs the reclamation work for the Company (see "Gravel Operations", above), the Company should be able to obtain the release of a portion of its reclamation performance bond. Four Corners' engineering staff estimates that the reclamation work can be completed for $413,000. The Company has previously recorded $413,000 for costs associated with the reclamation of the Carbon Junction mine and surrounding property. Consequently, the reclamation work should have no further impact on the Company's statement of operations unless the actual costs of the work exceed $413,000.

REAL ESTATE HELD FOR DEVELOPMENT

         LOCATION: The Company's planned mixed use development is located on approximately 1,100 acres of the 1,965 acres of land owned by the Company in La Plata County, Colorado. The major highways intersecting the City of Durango and La Plata County are US Highway 550 running north and south and US Highway 160 running east and west. The Company's land is aligned with US Highway 160 and is located on a mesa adjacent to and above the City of Durango. The property is not currently within the City limits; however, certain portions of the property have common boundaries to the City.

         BACKGROUND AND APPROVAL PROCESS: In September 2000, the Company filed an annexation application with the City of Durango for 1,100 acres of the property. The Company was aware that, prior to any action by the City regarding annexation, a plan had to be developed and approved by the City for the area in which the Company's property is located (an "Area Plan"). An Area Plan evaluates land uses within a specific area to determine whether the uses will be compatible with each other. Properties adjacent and nearby that may be impacted by the landowner requesting annexation are studied. Impacts to resources of minerals, coal, oil and gas, as well as wildlife, archeological, geologic and environmental hazards, traffic, public facilities and infrastructure are reviewed. Public hearings on the Area Plan provide a forum for neighborhood discussion and comment. City planners initially advised the Company that the time frame for the Area Plan approval should require approximately seven months.

                  Once an Area Plan has been adopted, then an annexation impact report is required to address the physical analysis of the annexation issue, which should be a considerably shorter process. Expected to occur in tandem with, but late in the Area Plan process, is the submittal of the Company's 20-year conceptual plan for the 1,100 acres (the "Conceptual Plan"), which was filed with the Company's annexation application, for review and public comment in neighborhood meetings. The City Planning Commission then prepares a recommendation to the City Council to approve, approve with conditions or deny the annexation application.

                  The Conceptual Plan for the development of the 1,100 acres was prepared by the Company's management with the assistance of its engineering and planning consultant in Durango. Approximately 865 mountainous acres of the property that extend northeast will remain in the County and are intended to be developed into 35-acre lots in the future. The Company's development concept for the 1,100 acres, tentatively called "Oakridge at Durango", is a neighborhood design where residential villages are within convenient walking or biking distance to nearby neighborhood squares offering life's daily essentials. Within each square is a neighborhood business district intended as a transitional area of light business uses between residential areas and other features where shopping, services or office spaces are provided to the nearby neighborhoods. In the center of each square will be a small community park and plaza for resting, playing or eating surrounded by the commercial, office and service businesses. Houses of worship and day care will be conveniently sited. Residential densities will shift from high-density in the center of the village to medium or less density as the golf course or rims of the mesa are approached. The Conceptual Plan also includes a central business district intended primarily for areas of concentrated indoor retail and service businesses, but not for "big box" or regional shopping malls. Also planned is a resort and spa location that includes a golf course, a site for the new Mercy Medical Center hospital (the "new Hospital") planned to be constructed (see "Fiscal 2002 and Recent Developments" below), surrounding medical offices and senior care facilities and business and commercial parks. The Company has already made some modifications to the Conceptual Plan in an effort to attract the new Hospital as the major lead facility for a portion of the land.

                  One of the requirements to obtain annexation and Conceptual Plan approval from the City will be that the property be served by two access roads. The sole current access is located on the western end of the property and services incoming and outgoing traffic that includes gravel hauling trucks from Four Corners' gravel mining activity. The major portion of traffic within the development in the early stages is expected to be served by the western access since the initial phase of development is intended for this area. The Company's original plan called for Four Corners to construct, at the Company's and Four Corners' expense, an alternate access road on the southeast side of its property, tentatively to be known as REA Canyon Road, which would serve gravel mining and land development on the property. This plan has now been delayed, and the Company is now considering other sites for the alternate access road. The Company will likely be responsible for the acquisition of any additional land required for the alternate access road, its design and the obtaining of the required permits and approvals for its construction. Colorado Department of Transportation approval as well as local approvals will be required before construction can begin.

         FISCAL 2002 AND RECENT DEVELOPMENTS: The following developments occurred with respect to the planned development in fiscal 2002 and in fiscal 2003 to date:

         o In August 2001, a neighborhood meeting was held in Durango to discuss a proposed Area Plan for the area including the Company's property. No opposition to the Company's proposed development surfaced at this meeting or in any of the City's planning staff discussions with the Company's neighbors in the area subsequent to the meeting.

         o In town meetings held in January 2002 as part of the City's process of revisiting its comprehensive plan developed in 1997, newspaper and other reports indicated that it was the consensus of the citizens participating in the meetings that the Company's Ewing Mesa property was the preferred location for the vast majority of the City's projected growth in residential and mixed-density housing through 2025.

         o In the first half of fiscal 2002, the Company negotiated with Mercy Medical Center ("Mercy") for Mercy to acquire approximately 20 to 25 acres of the Company's land on which it would construct the proposed new Hospital. Negotiations were ultimately postponed at the request of Mercy's Board of Directors until it could be finally determined whether Mercy would be provided funding for the land acquisition and construction costs of the new Hospital by Catholic Health Initiative ("CHI"), Mercy's parent organization. Subsequently, Mercy advised the Company that it would consider at least five sites, including the Company's site, for location of the new Hospital.

         o In March 2002, it was announced that Mercy had been granted approval by CHI to place $76 million in its long range 2003-2006 budget for construction of the new Hospital. Mercy thereafter indicated to the Company that its Board of Directors would select the site for the new Hospital by May 31, 2002.

         o In April 2002, management of the Company and the Company's consultants on the project met with Mercy's management, certain members of Mercy's Board of Directors and Mercy's construction consultants to review the Company's proposed site for the new Hospital and to address any questions or issues raised by the Mercy group with respect to the Company's site.

         o The Director of the City's planning staff then advised the Company that it was his preference that approval of the Area Plan which includes the Company's property be delayed until it could be determined whether the new Hospital would be constructed on the Company's site or elsewhere.

         o The Company was later advised that the date for selection of the new Hospital site had been postponed until Mercy's construction consultants could complete their due diligence work with respect to the sites of the three proposed finalists for the new Hospital location, of which the Company's site is one.

                  If the Company's site is selected for the location of the new Hospital by Mercy, the Company would then expect to negotiate and enter into a contract with Mercy to sell Mercy approximately 20 to 25 acres or more of the Company's land at a price to be finally determined but which likely would approximate 50% of the estimated per acre fair market value of the site after taking into consideration that the new Hospital would be the first construction in the development. The Company would retain the acreage surrounding the new Hospital site for development as a medical office complex. The Company would be responsible for the cost of constructing and bringing all necessary infrastructure for the development to the new Hospital site (estimated to be approximately $5,000,000) and Mercy would be responsible for the cost of constructing all infrastructure for the Hospital site itself and the cost of any special infrastructure requirements for the Hospital. In addition, the Company currently estimates that any alternate access road constructed to the property would cost between $1,000,000 and $2,000,000. The net proceeds from the sale of the new Hospital site to Mercy together with the Company's existing cash and cash equivalents should be sufficient to fund the Company's infrastructure and alternate access road costs; however, the Company may also explore other financing arrangements for such costs. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Financial Condition and Liquidity."

                  At this stage, there can be no assurance that the Company's site will be selected for the new Hospital at all, or, if selected, when it will be selected, or whether the Company will be able to obtain all of the governmental approvals necessary to be able to proceed with a land sale contract with Mercy or whether the Company will be able to negotiate and enter into such a contract with Mercy on mutually acceptable terms. If the Company's site is not selected as the site for the new Hospital, the Company's management's belief as to the significant value that the proposed development will hold for the Company in the future will not be altered and the Company will proceed ahead with the proposed development without the new Hospital being a part of it.

COMPETITION AND MARKETS

         COMPETITION: A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company. Competition for desirable leases and suitable prospects for oil and gas drilling operations is intense, and in the past the Company has experienced significant competition in obtaining the services of drilling contractors and in purchasing tubular goods and other materials necessary to drill and complete wells. In fiscal 2002, the Company did not experience any difficulty in obtaining services and materials because of its cut back in exploration activities. In addition, the decline in oil and gas prices that occurred during the year substantially reduced demand for such services and materials.

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

                  After experiencing the positive effect of higher oil prices in fiscal 2001, the Company suffered the reverse effect in fiscal 2002 as oil prices were on a general downward trend throughout the year. The Company's average oil price received during fiscal 2002 decreased $6.50 per barrel (approximately 21.7%) from that price received in fiscal 2001, and this decrease had a material negative effect on the Company's revenues in fiscal 2002 and the amount of its estimated year end proven oil reserves. Current oil prices being received by the Company have increased somewhat from year end levels and are at an estimated approximate $25.00 per barrel average price level. The Company's average gas price received also declined $1.33 per MCF (approximately 28.1%) during fiscal 2002; however, due to the Company's significant weighting in favor of oil production after the sale of the Company's Limestone County, Texas gas field in fiscal 1999, the effect of the lower gas prices was not as severe as might otherwise be expected.

                  While certain of the Company's gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 28, 2002. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

                  All of the Company's gravel resources are currently being marketed through its arrangements with Four Corners.

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

         COAL AND GRAVEL: The Company's coal operations in the past have been subject to extensive regulation under the Surface Mining Control and Reclamation Act of 1977 and the Colorado law of a similar nature and the Clean Air Act of 1990. The effects of such regulation have been to increase significantly the lead time to commence actual surface coal mining operations, to make it more costly for the coal to be marketed and effectively to limit the customers for the coal to certain types of power plants. The Company's gravel operations are subject to comparable regulation, but compliance standards are less rigid.

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

EMPLOYEES

                  As of May 25, 2002, the Company had five full-time employees. Four of the employees were located at the Company's executive offices and one was a field employee located in North Texas. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

         OIL AND GAS PROPERTIES.

RESERVES

           Reference is made to "Supplemental Oil and Gas Data (Unaudited)" included in the Notes to Financial Statements for additional information concerning: (i) certain cost and revenue information pertaining to the Company's oil and gas producing activities; (ii) estimates of the Company's oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company's oil and gas reserves and the changes in such standardized measure. The engineering report with respect to the Company's proved oil and gas reserves as of February 28, 2002 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas ("Stephens Engineering"). At such date, all of the Company's oil and gas reserves were located in the United States and in the States of Texas, Mississippi, Colorado, Oklahoma and New Mexico.

                  No reserve reports pertaining to the Company's proved net oil or gas reserves were filed with any Federal governmental authority or agency during the fiscal year ended February 28, 2002, and no major discovery is believed to have caused a significant change in the Company's estimates of proved reserves since that date.

                  The following table reflects Stephens Engineering's estimate of those quantities of oil and gas as of February 28, 2002 which can be produced from the Company's proved developed reserves during the fiscal year ending February 28, 2003, using equipment installed and under economic and operating conditions existing at February 28, 2002:

                           Oil (Bbls.).............. 25,316
                           Gas (MCF)................ 47,184

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

PRODUCTION

                  The following table shows for each of the three fiscal years ended February 28, 2002 the total production attributable to the Company's oil and gas interests:

FISCAL YEAR ENDED                 OIL                        GAS
 FEBRUARY 28/29                  (Bbls.)                    (MCF)
-----------------                -------                    -----
2002.............                36,558                     65,936
2001.............                47,368                     85,632
2000.............                61,220                    110,051

LIFTING COSTS AND AVERAGE SALES PRICES

                  The Company's production (lifting) costs and average sales prices received during each of the three fiscal years ended February 28, 2002 were as shown in the following table:

                                                                 FISCAL YEAR
                                                             ENDED FEBRUARY 28/29
                                                            ----------------------
                                                            2002     2001     2000
                                                            ----     ----     ----
         Lifting Costs

         Per Equivalent Unit (Bbls.) ...................   $12.63   $ 9.88   $ 7.58

         Average Sales Prices

         Oil (per Bbl.) ................................    23.46    29.96    20.32

         Gas (per MCF) .................................     3.39     4.72     2.44

SALES CONTRACTS AND MAJOR CUSTOMERS

                  The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company's producing properties are located. During the fiscal year ended February 28, 2002, approximately 73% of the Company's oil sales were made to BP Amoco and approximately 17% were made to Sunoco, Inc. During fiscal 2002, approximately 76% of the Company's gas sales were made on the spot market to TXU Fuel.

                  Substantially all of the Company's oil sales to BP Amoco and its gas sales to TXU Fuel were from the Company's Madison County, Texas property.

                  In the opinion of management, the termination of any of the Company's sales contracts would not adversely affect the Company's ability to sell its oil and gas production at comparable prices.

DEVELOPED ACREAGE AND PRODUCTIVE WELLS

                  As of February 28, 2002, the Company owned working and overriding royalty interests in 9,479 gross (2,662 net) acres of developed oil and gas leases and 74 gross (23.12 net) productive oil and gas wells.

                  The following table summarizes the Company's developed acreage and productive wells as of February 28, 2002:

                                   Developed Acreage(1)            Productive Wells(1)(3)
                               ----------------------------    ----------------------------
                                 Gross(2)         Net(2)         Gross(2)         Net(2)
                               -----------     ------------    ------------    ------------
                               Oil     Gas     Oil      Gas    Oil      Gas    Oil      Gas
                               ---     ---     ---      ---    ---      ---    ---      ---
Texas:
  Madison Co. .............   4,515      --   1,129      --      28      --    7.00      --
  All Other Cos ...........   2,408   1,914   1,259     177      28      14   13.36    2.41
Mississippi ...............      40      --       1      --       1      --     .01      --
Colorado ..................      --     242      --       4      --       1      --     .02
Oklahoma ..................      40      --       1      --       1      --     .03      --
New Mexico ................      --     320      --      91      --       1      --     .29
                              -----   -----   -----     ---      --      --   -----    ----

         Total ............   7,003   2,476   2,390     272      58      16   20.40    2.72
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

UNDEVELOPED ACREAGE

                  The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 28, 2002:

         STATE                                       GROSS ACRES   NET ACRES
         -----                                       -----------   ---------
         Texas....................................      15,328       4,348
         Arkansas.................................       2,428       1,214
                                                        ------       -----

                          Total...................      17,756       5,562
                                                        ======       =====

                  All of the Company's undeveloped leases in the State of Arkansas cover lands located in Miller County. In the absence of drilling activity which establishes commercial reserves sufficient to justify retention, the Company's leases on approximately 68.2% of its net acres will expire in fiscal 2003, approximately 1.3% will expire in fiscal 2004, 2.9% will expire in fiscal 2005 and .2% will expire in fiscal 2006. The remaining approximate 27.4% of the Company's undeveloped acreage, which includes all of such acreage in the State of Arkansas and a portion of such acreage in Gregg and Montague Counties, Texas, is currently held in force by production in which the Company has no ownership interest.

DRILLING ACTIVITY

                  The following table sets forth the results of the Company's exploratory drilling activity for each of the three fiscal years ended February 28, 2002:

                                                          Exploratory Wells
                                        ----------------------------------------------------
    Fiscal Year                                  Gross                      Net
       Ended                            -----------------------   --------------------------
  February 28/29                        Productive   Dry  Total   Productive   Dry    Total
  --------------                        ----------   ---  -----   ----------   ---    -----
2000 ...................................     1        --     1       .33        --     .33
2001 ...................................     1        --     1       .25        --     .25
2002 ...................................    --         1     1        --       .08     .08
                                           ---       ---   ---       ---       ---     ---

     Total .............................     2         1     3       .58       .08     .66
                                           ===       ===   ===       ===       ===     ===

The Company did not participate in drilling any development wells during the three fiscal years ended February 28, 2002, and, as of February 28, 2002, the Company was not in the process of drilling or completing any wells.

                  COAL AND GRAVEL PROPERTIES.

                  As of February 28, 2002, the Company held 1,825 (456 net) acres of coal leases covering lands in La Plata County, Colorado. The leases were acquired in October 1990 and have remaining primary terms of approximately 13 years. No annual delay rentals or advance minimum royalties are required.

                  The Company's Carbon Junction coal mine is located upon such 1,825 acres. The renewal mine permit issued by the State of Colorado for such coal mine pertains to approximately 237 acres out of such 1,825 acres and expires on July 31, 2003. The Company's leases cover a 25% interest in the coal under the 1,825 acres. The Company owns most of the surface estate and the other 75% interest in the coal and has the executive rights (i.e., the exclusive right to sign coal leases) on the 25% interest.

                  In 1991, the Company purchased the surface estate, a 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of 200 additional acres in La Plata County adjacent to the 1,825 acre tract. The Company has not leased the remaining 25% interest in the coal. By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described 1,825 acre and 200 acre tracts. The Company has ended any plans to attempt to operate the Carbon Junction coal mine and is finalizing plans to perform the required reclamation work on the land affected by its prior mining operations. See "Item 1 - Description of Business - Carbon Junction Coal Mine." The Company expects, however, to continue the coal leases as they involve no significant expense to it.

                  The Company also owns 55% of the gravel, oil, gas and other mineral rights with respect to the 1,825 acre tract in La Plata County, Colorado and has the executive rights on the remaining 45%. During fiscal 1998, the Company's permit from the State of Colorado to mine gravel from 33 acres on such tract was transferred to Four Corners. In fiscal 2002, the Company allowed Four Corners to extend the permitted area by an additional 9.9 acres. Four Corners is currently mining sand, gravel and rock products from the permit area pursuant to its oral contract and surface lease extension with the Company. See "Item 1. - Description of Business - Gravel Operations" and "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matter was submitted during the fourth quarter of the fiscal year ended February 28, 2002 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The Company's common stock, $.04 par value, is traded in the over-the-counter market. The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 28, 2002 by quarters. Such quotations were furnished to the Company by the National Quotation Bureau, LLC and were supplied by The National Association of Securities Dealers ("NASD") through the NASD OTC Bulletin Board, the NASD's automated system for reporting NON-NASDAQ quotes and the National Quotation Bureau's Pink Sheets. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

PERIOD                                                      HIGH     LOW
------                                                      ----     ---
Fiscal Year Ended February 28,
 2001:
         Quarter Ended May 31, 2000                         $3.00   $2.25
         Quarter Ended August 31, 2000                       2.50    2.25
         Quarter Ended November 30, 2000                     2.25    2.25
         Quarter Ended February 28, 2001                     2.63    2.13

Fiscal Year Ended February 28,
 2002:
         Quarter Ended May 31, 2001                         $2.63   $2.13
         Quarter Ended August 31, 2001                       2.63    2.05
         Quarter Ended November 30, 2001                     2.63    2.25
         Quarter Ended February 28, 2002                     2.64    2.25

                  As of May 16, 2002, the approximate number of holders of record of the common stock of the Company was 469.

                  The Company did not pay any dividends during the two fiscal years ended February 28, 2002. There are currently no restrictions upon the Company's ability to pay dividends; however, the Company does not anticipate paying any dividends in fiscal 2003.

                  The Company did not make any sales of its equity securities during the two fiscal years ended February 28, 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION.

                  The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7.

RESULTS OF OPERATIONS

                  The Company had a net loss of $288,091 ($.06 per share) in the fiscal year ended February 28, 2002 compared to net income of $238,455 ($.05 per share) during the fiscal year ended February 28, 2001. As was the case in each of the quarterly periods throughout fiscal 2002, significantly lower oil and gas revenues were primarily responsible for the net loss. Other income (expense) was a small expense item in fiscal 2002, compared to an approximate $268,000 income item in fiscal 2001, and this reduction in income also contributed to the fiscal 2002 result.

                  Oil and gas revenues decreased approximately $733,300 (39.8%) in the fiscal year ended February 28, 2002 due to the continued decline in the Company's oil and gas production sales volumes and significant reductions in the Company's average oil and gas prices received during the year as oil and gas prices nationwide retreated materially from prior year levels. Workovers performed in the North Texas area during the first part of fiscal year 2002 did, however, result in an oil production increase in this area during the last half of the fiscal year. Fees in the amount of $39,000 received by the Company in each of fiscal 2001 and 2002 for serving as operator of most of the North Texas area properties are included in oil and gas revenues.

                  Oil revenues declined 38.2% from approximately $1,407,400 in the fiscal year ended February 28, 2001 to approximately $870,300 in the fiscal year ended February 28, 2002 as oil sales production levels fell from approximately 47,000 barrels to approximately 37,100 barrels (-21.0%) and the Company's average oil price received dropped from approximately $29.96 per barrel to approximately $23.46 per barrel (-21.7%). Gas revenues decreased 49.7% to approximately $181,600 in fiscal 2002 from approximately $360,700 in fiscal 2001 reflecting an approximate 22,900 MCF decline in gas sales production volume (-29.9%) and a $1.33 per MCF reduction in the Company's average gas price received ($4.72 per MCF in fiscal 2001 vs. $3.39 per MCF in fiscal 2002). The declines in the Company's average oil and gas prices received that occurred during fiscal 2002 took away a good portion of the gains in such prices achieved in fiscal 2001 but at least did not return the Company to the dismal price levels of fiscal 2000. Non-material amounts of natural gas liquids revenues and sales volumes for both fiscal years are excluded from the foregoing discussion.

                  Revenues from the Company's principal property in Madison County, Texas tracked overall results for fiscal 2002, decreasing approximately $561,300 (42.9%) due to lower average oil and gas prices received and lower production sales volumes. In the fourth quarter of fiscal 2002, the decline in revenues from this property was at a higher rate (-56.4%). The Madison County, Texas property has been fully developed for over two years, and the Company expects overall production from the property to continue to decline in fiscal 2003 until the contemplated secondary recovery project on the property is implemented. At February 28, 2002, the Company's independent petroleum engineers estimated proven undeveloped oil reserves attributable to a secondary recovery project on the property to be 553,202 barrels, an increase of 49,650 barrels (9.9%) from the prior year's estimate. Although the project had been approved for some time by the operator, the Company and the other working interest owners, it was held up in fiscal 2002 pending approval from the final royalty owners. Final royalty owner approval has now been obtained and once approval of the project by the Texas Railroad Commission has been secured (estimated to take 120 days), the project can be commenced by the operator. Although the Company is counting on production from the proposed waterflood to reverse the decline in oil revenues from this property, it is unlikely that this will occur in fiscal 2003 due to the time necessary to install the waterflood and the lag time between the initiation of water injection and the obtaining of results therefrom. In addition, it should again be emphasized that there can be no assurance that the secondary recovery project will be successful.

                  The Company currently has two sources of gravel revenues. One is from the Company's surface lease with Four Corners which mines the Company's gravel reserves, and the other is the royalty the Company receives from Four Corners' gravel sales. Revenues from the Company's gravel operations increased approximately $7,600 (10.0%) in the fiscal year ended February 28, 2002 due to an increase in the rentals received by the Company from its surface lease which went into effect at the start of the fiscal year. Notwithstanding significant increases in the Company's royalty income that occurred in each of the last two quarters of fiscal 2002 after the area which Four Corners could mine was expanded by approximately 9.9 acres, royalty income for the full year was down approximately $2,400 (5.3%). The Company expects its royalty income to rise in fiscal 2003 due to an increase in the royalty rate to be paid to it by Four Corners for tonnage mined from the new acreage from $.35 to $.64 per ton provided for in the oral extension of Four Corners' gravel mining contract and a continuation of the increase in the rock tonnage being mined by Four Corners which was first seen in the last half of fiscal 2002. Gravel income will also be helped by a new road usage fee of $.27 per ton to be paid by Four Corners to the Company pursuant to the extension. The Company has agreed to reduce the amount of rentals paid under the surface lease to the pre-fiscal 2002 level and to give Four Corners a credit against the new royalty to be paid by it to the Company for the additional $10,000 in surface lease rentals paid by Four Corners in fiscal 2002. The Company had no coal revenues in either fiscal 2001 or 2002.

                  The expenses of the Company's oil and gas operations decreased approximately $247,700 (19.4%) in the fiscal year ended February 28, 2002 as a result of an approximate $300,400 reduction in lease impairment expenses as all other categories of such expenses increased marginally. In fiscal 2001, the Company incurred approximately $314,500 in lease impairment expense with respect to the Arp Oil Unit #2 well in Smith County, Texas when the reserves obtained did not fully support the expense incurred. The only lease impairment expense incurred by the Company in fiscal 2002 was a further charge of approximately $14,100 with respect to the Arp Oil Unit #1 and #2 wells.

                  Oil and gas depletion and depreciation expense increased approximately $30,100 (9.8%) in the fiscal year ended February 28, 2002 primarily due to an approximate $58,200 increase in such expense with respect to the Madison County, Texas property for the fiscal year, all of which increase was booked in the last quarter of the fiscal year after the Company received its independent petroleum engineers' estimate of the proven developed reserves for the property at February 28, 2002. The reduction in the engineers' reserve estimate for the property at February 28, 2002, as compared to their February 28, 2001 estimate, combined with the lower production levels from the property in fiscal 2002 as compared to fiscal 2001, resulted in the Company's incurring an approximate $195,600 "make up" charge for depletion and depreciation expense during the fourth quarter of fiscal 2002 for the Madison County, Texas property. The Company incurred only approximately $84,600 of depletion and depreciation expense for the Madison County, Texas property in the fourth quarter of fiscal 2001, notwithstanding that production levels from the property were significantly higher from the property during that quarter than in the fiscal 2002 fourth quarter. The effect of the $195,600 fourth quarter charge was to cause Company-wide oil and gas depletion and depreciation expense to increase from approximately $307,600 in fiscal 2001 to approximately $337,700 in fiscal 2002.

                  Lease operating expense (which also includes repairs to the Company's workover rig, engineering expense and production and ad valorem taxes) increased by a small amount ($2,100, +.3%) in fiscal 2002 as a significant decrease in production taxes approximately equaled the total of the increases incurred in the other categories of such expense. Production taxes decreased approximately $35,200 (40.2%) during fiscal 2002 due to the Company's lower sales production volumes during the year. Normal recurring operating expense rose approximately $16,600 (3.3%) in fiscal 2002 primarily due to an approximate $28,600 increase in such expense in the North Texas area as a result of well workovers performed during the first part of the fiscal year. Operating expense for the Madison County, Texas property declined approximately $8,600 (2.3%). The Company also incurred approximately $13,000 of expense to repair its workover rig in fiscal 2002 as compared to none in the prior year. Engineering expense was only slightly higher in the fiscal year ended February 28, 2002 than in the prior year, but ad valorem taxes increased approximately $7,400 (59.7%) due to accruals during the year being based upon the taxing authorities' evaluations of the Company's oil and gas properties as of January 1, 2001 when oil and gas prices were higher than on the evaluation date used for the prior fiscal year. The Company anticipates that ad valorem taxes for the fiscal year ending February 28, 2003 should be reduced from the fiscal 2002 level based upon the lower oil and gas prices in effect on the January 1, 2002 evaluation date.

                  Exploration costs, which consisted of abandoned and expired leasehold expense and dry hole costs in fiscal 2001 and 2002, increased approximately $20,600 in the fiscal year ended February 28, 2002 primarily due to approximately $19,700 expended by the Company with respect to its interest in an exploratory well dry hole drilled in Wilbarger County, Texas during the year as abandoned and expired leasehold expense increased only marginally.

                  The expenses of the Company's coal and gravel operations fell approximately $8,800 (13.4%) during the fiscal year ended February 28, 2002 as declines in most categories of such expense more than offset the expense of obtaining in the third quarter of the year a required updated engineering report with respect to the sediment pond located on the site of the Company's former coal operations that has not yet been reclaimed.

                  Real estate development expense increased approximately $18,900 (79.2%) during fiscal 2002 as compared to the prior fiscal year. Legal fees incurred by the Company in its negotiations with Mercy for it to acquire a portion of the Company's proposed "Oakridge at Durango" planned real estate development at Durango, Colorado for a new Hospital site, expenses incurred with respect to seeking regulatory "area plan" and annexation approvals for the development, location maintenance expenses and expenses related to preparing and printing a brochure to be used to identify and market the proposed development were responsible for the rise in real estate development expense. Real estate development expense should increase in fiscal 2003 as the Company moves forward with the planned Durango development.

                  General and administrative expenses decreased approximately $6,500 (1.4%) in the fiscal year ended February 28, 2002. A $17,700 decline in general depreciation expense resulting from the full depreciation in prior fiscal years of a number of miscellaneous assets coupled with smaller decreases in auditing and governmental reporting expenses more than overcame increases in accountant consulting fees, travel expense related to the Company's Colorado operations, general legal expense and shareholder reporting expense.

                  Other income (expense) changed from an approximate $268,000 income item in fiscal 2001 to an approximate $8,700 expense item in fiscal 2002, a swing of approximately $276,700. The interest income and other, net component was responsible for approximately $262,900 of the change, and the gains on the sale of oil and gas properties component was responsible for the remainder of the change. Interest and dividend income alone decreased approximately $57,600 (27.4%) during fiscal 2002 due to the effect of lower rates. During fiscal 2001, the Company had other, net income of approximately $40,100 resulting from the sale of surplus coal equipment and a right of way from a portion of the Company's Colorado land that more than covered the loss during that year from the Company's investment in a limited partnership which markets the gas produced from the Madison County, Texas property. In fiscal 2002, other, net was an approximate $165,200 expense item resulting from an equity security loss of approximately $102,600 and a loss on the Company's investment in the limited partnership of approximately $65,300. In fiscal 2001, the Company had an approximate $13,100 gain primarily from the sale of one North Texas area well and equipment from a Madison County, Texas well that was plugged and abandoned, but the Company had only a minimal level of gain from the sale of oil and gas properties in fiscal 2002.

                  The Company's provision for income tax expense in fiscal 2001 and income tax benefit in fiscal 2002 was respectively higher and lower than what would be expected to be the case if such provision was computed by applying the U.S. Federal corporate tax rate of 34% to pretax income in fiscal 2001 and loss in fiscal 2002 as the result of the effect of state and local income taxes and revisions of prior year provision estimates.

                  The Company's weighted average shares outstanding decreased approximately .9% in the fiscal year ended February 28, 2002 due to the purchase of approximately 44,900 shares made by the Company from non-affiliates during the year.

FINANCIAL CONDITION AND LIQUIDITY

                  During fiscal 2002, the Company's activity level and expenditures continued to be tightly controlled. As was the case in each quarterly period throughout the fiscal year, the Company's operating activities funded its investing and financing activities resulting in an approximate $86,300 increase in cash and cash equivalents at February 28, 2002. The Company's operating activities contributed approximately $285,200 in funds despite the substantial decline in oil and gas revenues that occurred during the year. The Company's investing activities used approximately $81,000 in funds as limited proceeds from the sale of oil and gas properties and property and equipment (approximately $10,300) were not sufficient to offset additions to oil and gas properties, real estate held for development and other property and equipment and additional investments in limited partnerships totaling $91,300. The Company's financing activities (entirely purchases of the Company's common stock) used approximately $117,900 in funds. At February 28, 2002, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale aggregated approximately $3,663,600.

                  Based on its belief that oil and gas prices in fiscal 2003 will not fall below fiscal 2002 levels, the Company expects to fund its contemplated operations during fiscal 2003 and any purchases of the Company's stock that it makes from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and any cash flow from its oil and gas properties. The Company anticipates that the cash flow from its oil and gas properties in fiscal 2003 will be below that which resulted in fiscal 2002, even if product prices are stable, due to the planned institution of a secondary recovery project on the Madison County, Texas property in the latter part of the year which will reduce revenues from the property during the installation period. The Company may also benefit from the release of at least a portion of the Company's $817,000 coal mine reclamation bond to the State of Colorado as reclamation work is completed by Four Corners for the Company.

                  Depending on the successful resolution of various factors (such as whether and when the Company's site is selected by Mercy to build the new Hospital in Durango, Colorado and necessary governmental approvals can be obtained) the Company may need to secure substantial financing, possibly by as early as the latter part of fiscal 2003 or the first part of fiscal 2004, to be able to proceed in a reasonable manner with its Colorado real estate development. To obtain such financing, the Company will likely explore possible sales of the Company's equity securities in the public markets or obtaining bank borrowings. The Company will also explore selling portions of the property to other companies who would develop specific portions of the property. There can be no assurances that any of these financing options will be available to the Company when needed.

FORWARD-LOOKING STATEMENTS

                  Certain information included in this Annual Report on Form 10-KSB and other materials filed by the Company with the Securities and Exchange Commission ("SEC") contain forward-looking statements relating to the Company's operations and the oil and gas industry. Such forward-looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "believes," "estimates," "anticipates" and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed in such forward-looking statements.

                  Among the factors that could cause actual results to differ materially are crude oil and natural gas price fluctuations, failure to achieve expected production from existing and future exploration and development projects (including particularly the planned secondary recovery project on the Madison County, Texas property), higher than estimated coal reclamation costs and delays with respect to, or failure to obtain, governmental permits and approvals necessary to proceed with real estate development, failure of the Company's site to be selected as the site for the construction of the new Hospital, or, if selected, the inability of the Company to be able to negotiate and enter into a land sale contract with Mercy containing mutually acceptable terms. In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors                                              27

Balance Sheets as of February 28, 2002 and 2001                             28

Statements of Operations for the years ended
  February 28, 2002 and 2001                                                30

Statements of Stockholders' Equity for the
  years ended February 28, 2002 and 2001                                    31

Statements of Cash Flows for the years ended
  February 28, 2002 and 2001                                                32

Notes to Financial Statements                                               33

Supplemental Oil and Gas Data (Unaudited)                                   43

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of Oakridge Energy, Inc.

We have audited the accompanying balance sheets of Oakridge Energy, Inc. (the "Company") as of February 28, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 28, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





Fort Worth, Texas
April 19, 2002

                              OAKRIDGE ENERGY, INC.

                                 BALANCE SHEETS

                                                                                 FEBRUARY 28,
                                                                             2002         2001
                                                                          ----------   ----------
ASSETS
Current assets:
    Cash and cash equivalents                                             $3,424,261   $3,337,950
    Trade accounts receivable                                                 79,296      186,463
    Federal income taxes receivable                                          321,739       87,249
    Investment securities available for sale                                 239,304      203,604
    Deferred income taxes                                                         --      194,103
    Prepaid expenses and other                                                17,062       16,331
                                                                          ----------   ----------
Total current assets                                                       4,081,662    4,025,700

Oil and gas properties, at cost, using the successful efforts method of accounting:
    Proved developed properties                                            6,641,165    6,650,025
    Less accumulated depletion and depreciation                            5,858,985    5,508,910
                                                                          ----------   ----------
                                                                             782,180    1,141,115
    Unproved properties                                                      219,876      217,302
                                                                          ----------   ----------
Net oil and gas properties                                                 1,002,056    1,358,417

Coal and gravel properties, at cost:
    Undeveloped properties                                                 5,850,424    5,850,424
    Mining and service equipment                                           2,461,783    2,461,783
                                                                          ----------   ----------
                                                                           8,312,207    8,312,207
    Less accumulated depletion and depreciation                            8,005,561    7,990,861
                                                                          ----------   ----------
Net coal and gravel properties                                               306,646      321,346

Other property and equipment, net of accumulated
    depreciation of $353,192 in 2002 and $351,822 in 2001                    135,199      122,094

Real estate held for development                                           2,839,668    2,797,323

Other non-current assets                                                     886,858      947,111
                                                                          ----------   ----------

Total assets                                                              $9,252,089   $9,571,991
                                                                          ==========   ==========


See accompanying notes.                28

                              OAKRIDGE ENERGY, INC.

                                                                           FEBRUARY 28,
                                                                       2002         2001
                                                                  ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $     78,178   $     46,706
    Accrued expenses                                                    85,621         84,409
    Deferred income taxes                                               13,682             --
                                                                  ------------   ------------
Total current liabilities                                              177,481        131,115

Reserve for reclamation costs                                          409,430        413,000
Deferred income taxes                                                  144,545        188,400
Commitment and contingencies                                                --             --
                                                                  ------------   ------------
Total liabilities                                                      731,456        732,515

Stockholders' equity:
    Common stock, par value $.04 per share, 20,000,000 shares
      authorized, 10,157,803 shares issued                             406,312        406,312
    Additional paid-in capital                                         805,092        805,092
    Retained earnings                                               17,000,873     17,288,964
    Accumulated other comprehensive gain (loss) - unrealized
      gain (loss) on investment securities, net of income taxes         23,242        (63,910)
                                                                  ------------   ------------
                                                                    18,235,519     18,436,458
Less treasury stock, at cost; 5,739,096 shares in 2002 and
    5,694,180 shares in 2001                                         9,714,886      9,596,982
                                                                  ------------   ------------
Total stockholders' equity                                           8,520,633      8,839,476
                                                                  ------------   ------------

Total liabilities and stockholders' equity                        $  9,252,089   $  9,571,991
                                                                  ============   ============


See accompanying notes.                29

                              OAKRIDGE ENERGY, INC.

                            STATEMENTS OF OPERATIONS

                                                      YEAR ENDED FEBRUARY 28,
                                                         2002          2001
                                                     -----------    -----------
Revenues:
    Oil and gas                                      $ 1,108,448    $ 1,841,727
    Gravel                                                83,585         76,000
                                                     -----------    -----------
                                                       1,192,033      1,917,727

Operating expenses:
    Oil and gas:
      Depletion and depreciation                         337,708        307,642
      Lease operating                                    650,710        648,589
      Lease impairment                                    14,095        314,533
      Exploration costs                                   23,867          3,289
                                                     -----------    -----------
                                                       1,026,380      1,274,053

    Coal and gravel                                       57,113         65,913
    Real estate development                               42,707         23,837
    General and administrative                           444,917        451,419
                                                     -----------    -----------
Total operating expenses                               1,571,117      1,815,222
                                                     -----------    -----------

Income (loss) from operations                           (379,084)       102,505

Other income (expenses):
    Interest income and other, net                       (12,342)       250,595
    Gains on sales of oil and gas properties               3,681         17,384
                                                     -----------    -----------
Total other income (expenses)                             (8,661)       267,979
                                                     -----------    -----------

Income (loss) before income taxes                       (387,745)       370,484

Income tax expense (benefit)                             (99,654)       132,029
                                                     -----------    -----------

Net income (loss)                                    $  (288,091)   $   238,455
                                                     ===========    ===========

Basic and diluted earnings (loss) per common share   $     (0.06)   $      0.05
                                                     ===========    ===========

Weighted average shares outstanding                    4,440,284      4,479,177
                                                     ===========    ===========


See accompanying notes.                30

                              OAKRIDGE ENERGY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED FEBRUARY 28, 2002 and 2001

                                                                                  ACCUMULATED
                                                    ADDITIONAL                       OTHER
                                                     PAID-IN        RETAINED      COMPREHENSIVE     TREASURY
                                   COMMON STOCK      CAPITAL        EARNINGS       GAIN (LOSS)       STOCK           TOTAL
                                   ------------    ------------   ------------    ------------    ------------    ------------
Balance at March 1, 2000           $    406,312    $    805,092   $ 17,050,509    $   (131,372)   $ (9,468,475)   $  8,662,066

Purchases of treasury stock                  --              --             --              --        (128,507)       (128,507)

Net income                                   --              --        238,455              --              --         238,455

Change in unrealized gain (loss)
    on investment securities,
    net of income taxes                      --              --             --          67,462              --          67,462
                                   ------------    ------------   ------------    ------------    ------------    ------------

Comprehensive income for year


Balance at February 28, 2001            406,312         805,092     17,288,964         (63,910)     (9,596,982)      8,839,476

Purchases of treasury stock                  --              --             --              --        (117,904)       (117,904)

Net loss                                     --              --       (288,091)             --              --        (288,091)

Change in unrealized gain (loss)
    on investment securities,
    net of income taxes                      --              --             --          87,152              --          87,152
                                   ------------    ------------   ------------    ------------    ------------    ------------

Comprehensive loss for year


Balance at February 28, 2002       $    406,312    $    805,092   $ 17,000,873    $     23,242    $ (9,714,886)   $  8,520,633
                                   ============   ============    ============    ============    ============    ============




                                   COMPREHENSIVE
                                   INCOME (LOSS)
                                   ------------
Balance at March 1, 2000

Purchases of treasury stock

Net income                              238,455

Change in unrealized gain (loss)
    on investment securities,
    net of income taxes                  67,462
                                   ------------

Comprehensive income for year      $    305,917
                                   ============

Balance at February 28, 2001

Purchases of treasury stock

Net loss                               (288,091)

Change in unrealized gain (loss)
    on investment securities,
    net of income taxes                  87,152
                                   ------------

Comprehensive loss for year        $   (200,939)
                                   ============

Balance at February 28, 2002



See accompanying notes.                31

                              OAKRIDGE ENERGY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED FEBRUARY 28,
                                                                       2002          2001
                                                                   -----------    -----------
OPERATING ACTIVITIES
    Net income (loss)                                              $  (288,091)   $   238,455
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depletion and depreciation                                     379,085        367,855
        Gain on sales of oil and gas properties                         (3,681)       (17,384)
        Gain on sales of property and equipment                         (2,000)      (128,046)
        Loss on sales and redemptions of investment securities         102,570          9,170
        Loss on investments in limited partnership                      65,253         78,764
        Abandoned leaseholds                                             4,127          3,289
        Oil and gas lease impairment                                    14,095        314,533
        Deferred income taxes                                          112,812        116,262
        Changes in operating assets and liabilities:
          Trade accounts receivable                                    107,167         10,373
          Federal income taxes receivable                             (234,490)        64,383
          Prepaid expenses and other                                      (731)           859
          Accounts payable and accrued expenses                         32,684        (35,790)
          Reserve for reclamation costs                                 (3,570)            --
                                                                   -----------    -----------
Net cash provided by operating activities                              285,230      1,022,723

INVESTING ACTIVITIES
    Additions to oil and gas properties                                 (4,139)      (461,799)
    Additions to real estate held for development                      (56,663)       (51,876)
    Additions to other property and equipment                          (25,464)        (1,185)
    Proceeds from sales and redemptions of investment securities            --        139,431
    Proceeds from sales of oil and gas properties                        8,251         21,640
    Proceeds from sales of property and equipment                        2,000        129,066
    Principal payments on notes receivable                                  --         10,914
    Investments in limited partnerships                                 (5,000)       (15,000)
                                                                   -----------    -----------
Net cash used in investing activities                                  (81,015)      (228,809)

FINANCING ACTIVITY
    Purchases of treasury stock                                       (117,904)      (128,507)
                                                                   -----------    -----------

Net increase in cash and cash equivalents                               86,311        665,407
Cash and cash equivalents at beginning of year                       3,337,950      2,672,543
                                                                   -----------    -----------

Cash and cash equivalents at end of year                           $ 3,424,261    $ 3,337,950
                                                                   ===========    ===========


See accompanying notes.                32

                              OAKRIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002


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

B.   SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

STATEMENT OF CASH FLOWS

Cash equivalents of approximately $2,805,000 and $2,717,000 at February 28, 2002 and 2001, respectively, consisted of interest-bearing cash deposits. The Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplemental disclosure of cash flow information:

                                         2002      2001
                                        -------   -------
Interest paid                           $    --   $    --
                                        =======   =======

Income taxes paid                       $19,178   $23,792
                                        =======   =======

The changes in the unrealized gain (loss) on investment securities, net of the related income tax effects, of approximately $87,000 and $67,000 for the years ended February 28, 2002 and 2001, respectively, are non-cash transactions for purposes of the cash flow statements.

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

The Company did not have any securities classified as held to maturity or trading as of February 28, 2002 and 2001.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No impairment charges were recorded during 2002 or 2001. Dividend and interest income are recognized when earned. Gains and losses on securities sold are computed under the specific identification method.

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

                              OAKRIDGE ENERGY, INC.

B.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

COAL AND GRAVEL PROPERTIES - CONTINUED

In 1994, the Company recorded an impairment allowance for substantially all the carrying value of the undeveloped coal properties and related assets. The Company also has a reserve approximating $409,000 and $413,000 at February 28, 2002 and 2001, respectively, for estimated costs associated with the reclamation of the property surrounding and including the Company's coal mining operations. The reserve is based on an outside engineer's estimate and is included as a long-term liability in the accompanying balance sheets.

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

REAL ESTATE HELD FOR DEVELOPMENT

Real estate held for development is carried at cost, which does not exceed net realizable value. Real estate development and construction costs directly identifiable with such property are capitalized.

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

Under SFAS No. 121, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis. On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows. During 2002 and 2001, the Company recorded impairment losses of approximately $14,000 and $315,000, respectively, related to its proved oil and gas properties. The fair values of the impaired proved oil and gas properties were determined by using the present value of expected future cash flows. If estimated future cash flows are not achieved with respect to certain fields, further write-downs may be required.

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

INVESTMENT IN PARTNERSHIPS

The Company uses the equity method of accounting for investments in partnerships where the Company has the ability to exercise significant influence over such entities. Investments in partnerships of approximately $70,000 and $131,000 at February 28, 2002 and 2001, respectively, are included in other non-current assets in the accompanying balance sheets. The Company recognized losses pertaining to its interests in partnerships of approximately $65,000 and $79,000 for the years ended February 28, 2002 and 2001, respectively, which are included in interest income and other, net in the accompanying statements of operations.

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

EARNINGS PER COMMON SHARE

Basic earnings per share is calculated by dividing net income (loss) (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then

                              OAKRIDGE ENERGY, INC.

B.   SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

EARNINGS PER COMMON SHARE - CONTINUED

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2001. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted SFAS No. 133 in the first quarter of fiscal 2002; however, the adoption of this statement has had no significant effect on the operations or financial position of the Company.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

                              OAKRIDGE ENERGY, INC.

C.   INVESTMENT SECURITIES

The amortized cost and fair values of investment securities available for sale as of February 28, 2002 and 2001 are as follows:

                                           GROSS        GROSS
                              AMORTIZED  UNREALIZED   UNREALIZED     FAIR
           2002                 COST       GAINS        LOSSES       VALUE
           ----               ---------  ----------   ----------   ---------
Equity securities             $202,430    $ 36,874      $   --     $239,304
                              ========    ========      ======     ========

                                           GROSS        GROSS
                              AMORTIZED  UNREALIZED   UNREALIZED     FAIR
           2001                 COST       GAINS        LOSSES       VALUE
           ----               ---------  ----------   ----------   ---------
Equity securities             $305,000    $    --      $(101,396)   $ 203,604
                              ========    =======      =========    =========

D.   INCOME TAXES

The Company's income tax expense (benefit) attributable to income (loss) from continuing operations consists of the following:

                                           CURRENT   DEFERRED     TOTAL
                                          ---------  ---------  ---------
Year ended February 28, 2002:
     U.S. Federal                         $(233,702) $ 109,428  $(124,274)
     State and local                         21,236      3,384     24,620
                                          ---------  ---------  ---------

                                          $(212,466) $ 112,812  $ (99,654)
                                          =========  =========  =========

                                           CURRENT    DEFERRED    TOTAL
                                          --------   --------   --------
Year ended February 28, 2001:
     U.S. Federal                         $     --   $108,980   $108,980
     State and local                        19,558      3,491     23,049
                                          --------   --------   --------

                                          $ 19,558   $112,471   $132,029
                                          ========   ========   ========

                              OAKRIDGE ENERGY, INC.

D.   INCOME TAXES - CONTINUED

Income tax expense (benefit) for the years presented differs from the "expected" federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pretax income (loss), as a result of the following:

                                                        2002         2001
                                                      ---------    ---------
Computed "expected" tax expense (benefit)             $(131,833)   $ 125,965
State and local income taxes, net of federal income
  tax benefit                                            16,250       15,212
Other, primarily revision of prior year provision
  estimate                                               15,929       (9,148)
                                                      ---------    ---------

                                                      $ (99,654)   $ 132,029
                                                      =========    =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 2002 and 2001 are presented below:

                                                        2002        2001
                                                     ---------    ---------
Deferred tax assets:
   Unrealized loss on investment securities
     available for sale                              $      --    $ 194,103
   Alternative minimum tax credit carryforward          96,904       96,039
   Reserve for reclamation costs                       151,366      152,686
   Capital losses carryforward                              --       28,715
                                                     ---------    ---------
                                                       248,270      471,543

Deferred tax liabilities:
   Oil and gas properties and other property and
     equipment, principally due to depletion and
     depreciation                                     (332,591)    (405,548)
   Coal properties, principally due to differences
     in depletion                                      (60,274)     (60,292)
   Unrealized gain on investment securities
     available for sale                                (13,632)          --
                                                     ---------    ---------
                                                      (406,497)    (465,840)
                                                     ---------    ---------
Net deferred tax asset (liability)                   $(158,227)   $  11,406
                                                     =========    =========

Included in the balance sheet as:
  Deferred income taxes, current                     $ (13,632)   $ 194,103
  Deferred income taxes, non-current                  (144,595)    (188,400)
                                                     ---------    ---------
Net deferred tax asset (liability)                   $(158,227)   $   5,703
                                                     =========    =========

                              OAKRIDGE ENERGY, INC.

D.   INCOME TAXES - CONTINUED

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded. At February 28, 2002, the Company has an alternative minimum tax credit carryforward of approximately $97,000, which has no expiration date and is available to reduce the Company's future taxable income.

E.   SEGMENT INFORMATION AND MAJOR CUSTOMERS

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is engaged in oil and gas, coal and gravel activities and real estate development. The Company has identified such segments based on management responsibility and the nature of the Company's products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income
(loss) from operations. Total assets are those assets controlled by each reportable segment. The following table sets forth certain information about each segment's financial information for the years ended February 28, 2002 and 2001:

                                                    2002           2001
                                                 -----------    -----------
Business segment revenue:
   Oil and gas                                   $ 1,108,448    $ 1,841,727
   Gravel                                             83,585         76,000
                                                 -----------    -----------

                                                 $ 1,192,033    $ 1,917,727
                                                 ===========    ===========

Business segment profit (loss):
   Oil and gas                                   $    82,068    $   567,674
   Coal and gravel                                    26,472         10,087
   Real estate development                           (42,707)       (23,837)
   General corporate                                (444,917)      (451,419)
                                                 -----------    -----------

Income (loss) from operations                       (379,084)       102,505

Interest income and other, net                       (12,342)       250,595
Gain (loss) on sales of oil and gas properties         3,681         17,384
                                                 -----------    -----------

Income (loss) before income taxes                $  (387,745)   $   370,484
                                                 ===========    ===========

                              OAKRIDGE ENERGY, INC.

E.   SEGMENT INFORMATION AND MAJOR CUSTOMERS - CONTINUED

                                                  2002         2001
                                               ----------   ----------
Business segment assets:
   Depreciation, depletion and amortization:
     Oil and gas                               $  337,708   $  307,642
     Coal and gravel                               14,700       15,515
     Real estate development                       14,318       14,651
     General corporate                             12,359       30,047
                                               ----------   ----------

                                               $  379,085   $  367,855
                                               ==========   ==========

   Capital expenditures:
     Oil and gas                               $    4,139   $  461,799
     Real estate development                       56,663       51,876
     General corporate                             25,464        1,185
                                               ----------   ----------

                                               $   86,266   $  514,860
                                               ==========   ==========

   Total assets:
     Oil and gas                               $4,815,249   $5,411,122
     Coal and gravel                              306,646      321,346
     Real estate development                    2,839,668    2,797,323
     General corporate                          1,290,526    1,042,200
                                               ----------   ----------

                                               $9,252,089   $9,571,991
                                               ==========   ==========

Oil sales to two customers, which accounted for more than 10% of the Company's total oil sales, approximated $633,000 (73%) and $146,000 (17%), respectively, for the year ended February 28, 2002. One customer accounted for approximately $1,133,000 (81%) of the Company's total oil sales for the year ended February 28, 2001. Gas sales to a customer, which accounted for more than 10% of the Company's total gas sales, aggregated approximately $137,000 (76%) and $264,000 (73%) in 2002 and 2001, respectively. Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $415,000 and $792,000 in 2002 and 2001, respectively.

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

As of February 28, 2002 and 2001, the Company has pledged interest-bearing cash deposits approximating $817,000 to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation based on future operations with respect to coal and gravel properties. These pledged cash deposits are included in other non-current assets in the accompanying balance sheets.


H.   QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly results of operations for 2002 and 2001 were as follows:

                                       FIRST           SECOND          THIRD          FOURTH        FULL
               2002                   QUARTER         QUARTER         QUARTER        QUARTER        YEAR
               ----                   -------         -------         -------        -------        ----
Total revenues                      $   388,263    $   330,254    $   273,147    $   200,369    $ 1,192,033
Income (loss) from operations           (60,338)       (23,806)       (49,843)      (245,097)      (379,084)
Net income (loss)                        (3,089)        13,222         (7,238)      (290,986)      (288,091)
Basic and diluted earnings (loss)
   per common share                         .00            .00            .00           (.06)          (.06)

During the fourth quarter of fiscal 2002, the Company recorded an adjustment of approximately $194,000 (before income taxes) to record depreciation and depletion on oil and gas properties (approximately $144,000 recorded for the first three quarters of fiscal 2002), primarily due to lower reserve levels determined as of year end by an independent petroleum reservoir engineering firm.

                                   FIRST        SECOND       THIRD       FOURTH         FULL
               2001               QUARTER      QUARTER      QUARTER      QUARTER        YEAR
               ----               -------      -------      -------      -------        ----
Total revenues                  $  455,851   $  496,953   $  512,882   $  452,041    $1,917,727
Income (loss) from operations       57,111      116,663      185,251     (256,520)      102,505
Net income (loss)                  160,272       62,025      152,778     (136,620)      238,455
Basic and diluted earnings
   (loss) per common share             .04          .01          .03         (.03)          .05

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

COSTS INCURRED

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 28, 2002 and 2001 follows:

                                       2002              2001
                                     --------          --------
Acquisition of unproved properties   $  4,139          $ 20,710
                                     ========          ========

Development costs                    $     --          $314,937
                                     ========          ========

Exploration costs                    $ 23,867          $  3,289
                                     ========          ========

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following table presents the results of operations for the Company's oil and gas producing activities for the years ended February 28, 2002 and 2001:

                                                         2002           2001
                                                      -----------    -----------
Revenues                                              $ 1,108,448    $ 1,841,727
Production costs                                         (650,710)      (648,589)
Depletion, depreciation, and valuation provisions
                                                         (351,803)      (622,175)
Exploration costs                                         (23,867)        (3,289)
                                                      -----------    -----------
                                                           82,068        567,674
Income tax expense                                         27,903        193,009
                                                      -----------    -----------
Results of operations for producing activities
  (excluding corporate overhead and interest costs)   $    54,165    $   374,665
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

                              OAKRIDGE ENERGY, INC.

RESERVE QUANTITY INFORMATION - CONTINUED

                                                OIL        GAS
                                              (Bbls.)     (MCF)
                                             --------    --------
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

  Balance at March 1, 2000                    742,997     386,711
     Revisions of previous estimates           (1,999)    (24,805)
     Extensions and discoveries                 1,792          --
     Production                               (47,011)    (79,824)
                                             --------    --------

  Balance at February 28, 2001                695,779     282,082
     Revisions of previous estimates           28,625      48,651
     Extensions and discoveries                    --          --
     Production                               (36,271)    (65,258)
                                             --------    --------

  Balance at February 28, 2002                688,133     265,475
                                             ========    ========

PROVED DEVELOPED RESERVES:

  February 29, 2000                           295,360     386,711
                                             ========    ========

  February 28, 2001                           192,227     282,082
                                             ========    ========

  February 28, 2002                           134,931     265,475
                                             ========    ========

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

Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual arrangements in existence at year end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company's proved oil and gas reserves. The standardized measure of discounted future cash flows at

                              OAKRIDGE ENERGY, INC.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW
     AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES - CONTINUED

February 28, 2002 and 2001, which represent the present value of estimated future cash flows using a discount rate of 10% a year, follows:

                                                               2002            2001
                                                           ------------    ------------
Future cash inflows                                        $ 13,617,067    $ 21,229,558
Future production and development costs                      (5,160,595)     (5,548,733)
Future income tax expenses                                   (1,166,999)     (2,127,562)
                                                           ------------    ------------

Future net cash flows                                         7,289,473      13,553,263

10% annual discount for estimated timing of cash flows       (1,989,613)     (3,627,273)
                                                           ------------    ------------

Standardized measure of discounted future net cash flows   $  5,299,860    $  9,925,990
                                                           ============    ============

Beginning of year                                          $  9,925,990    $  8,373,530
  Sales of oil and gas, net of production costs                (457,738)     (1,193,138)
  Extensions, discoveries, and improved recoveries, less
     related costs                                              295,654         270,994
  Accretion of discount                                         992,599         837,353
  Net change in sales and transfer prices, net of
     production costs                                        (4,210,958)      2,405,901
  Changes in estimated future development costs                      --         (24,570)
  Net change in income taxes                                  1,799,551        (742,498)
  Changes in production rates (timing and other)             (2,984,306)         37,281
  Revisions of previous quantities                              (60,932)        (38,863)
                                                           ------------    ------------

End of year                                                $  5,299,860    $  9,925,990
                                                           ============    ============

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  The Company did not change its independent public accountants or have any disagreements with them on accounting and financial disclosure issues in the fiscal year ended February 28, 2002.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 2002 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 2002 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 2002 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 2002 to be filed with the SEC not later than 120 days after the end of such year.

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

DATE: June 12, 2002


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Sandra Pautsky                             By /s/ Carol J. Cooper
   -------------------------                         -------------------------
   Sandra Pautsky, President                         Carol J. Cooper, Chief
      (Chief Executive Officer                          Accounting Officer
      and Chief Financial
      Officer) and Director

DATE: June 12, 2002                               DATE: June 12, 2002




By /s/ Danny Croker                               By /s/ Randy Camp
   -------------------------                         -------------------------
   Danny Croker, Director                            Randy Camp, Director


DATE: June 12, 2002                               DATE: June 12, 2002