Form 10QSB
period 2002-05-31
OAKRIDGE ENERGY INC
filed 2002-07-15
CIK 216748

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 2002.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2002: Common Stock, $.04 par value, 4,416,540 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]                                   NO [X]

                                      INDEX

                                                                                                               Page #
                                                                                                               ------
Part I - Financial Information
        1.  Financial Statements:

         Condensed Balance Sheets at
                 February 28, 2002 and May 31, 2002                                                                1

         Condensed Statements of Operations
                 For the Three Months Ended May 31, 2001 and 2002                                                  2

         Statements of Cash Flows
                 For the Three Months Ended May 31, 2001 and 2002                                                  3

         Notes to Condensed Financial Statements                                                                   4

        2.  Management's Discussion and Analysis or Plan of Operation                                              6

Part II - Other Information
        6.  Exhibits and Reports on Form 8-K                                                                      10

Signatures                                                                                                        10


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

ITEM 1. FINANCIAL STATEMENTS.

                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                 February 28, 2002    May 31, 2002
                                                                                 -----------------    -------------
Current assets:                                                                                        (Unaudited)
     Cash and cash equivalents                                                     $   3,424,261      $   3,408,502
     Trade accounts receivable                                                            79,296            116,640
     Federal income taxes receivable                                                     321,739            321,739
     Investment securities available for sale                                            239,304            248,968
     Prepaid expenses and other                                                           17,062             13,762
                                                                                   -------------      -------------
               Total current assets                                                    4,081,662          4,109,611
                                                                                   -------------      -------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
       $5,858,985 on February 28, 2002 and $5,913,195 on May 31, 2002                  1,002,056            953,313

Coal and gravel properties, net of accumulated depletion and depreciation
      of $8,005,561 on February 28, 2002 and $8,008,772 on May 31, 2002                  306,646            303,435

Real estate held for development                                                       2,839,668          2,869,170

Other property and equipment, net of accumulated depreciation
      of $353,192 on February 28, 2002 and $337,032 on May 31, 2002                      135,199            129,360

Other non-current assets                                                                 886,858            886,858
                                                                                   -------------      -------------
                                                                                   $   9,252,089      $   9,251,747
                                                                                   =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $      78,178      $     115,613
     Accrued expenses                                                                     85,621             67,160
     Deferred federal income taxes                                                        13,682             17,205
                                                                                   -------------      -------------
               Total current liabilities                                                 177,481            199,978

Reserve for reclamation costs                                                            409,430            408,470
Deferred federal income taxes                                                            144,545            133,099
                                                                                   -------------      -------------
               Total liabilities                                                         731,456            741,547
                                                                                   -------------      -------------

Stockholders' equity:
     Common stock, $.04 par value, 20,000,000
         shares authorized, 10,157,803 shares issued                                     406,312            406,312
     Additional paid-in capital                                                          805,092            805,092
     Retained earnings                                                                17,000,873         16,990,036
     Unrealized gain on investment securities
          available for sale, net of income taxes                                         23,242             29,333
     Less treasury stock, at cost, 5,739,096 shares on February 28, 2002
       and 5,741,263 on May 31, 2002                                                  (9,714,886)        (9,720,573)
                                                                                   -------------      -------------
                    Total stockholders' equity                                         8,520,633          8,510,200
                                                                                   -------------      -------------

                                                                                   $   9,252,089      $   9,251,747
                                                                                   =============      =============

The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   3 Months Ended      3 Months Ended
                                                    May 31, 2001         May 31, 2002
                                                   --------------      --------------

Revenues:
     Oil and gas                                    $     372,136       $     264,945
     Gravel                                                16,127              20,023
                                                    -------------       -------------
          Total revenues                                  388,263             284,968
                                                    -------------       -------------

Operating expenses:
     Oil and gas                                          276,883             221,574
     Coal and gravel                                       13,566               9,740
     Real estate development                                9,482               5,094
     General and administrative                           148,670             120,215
                                                    -------------       -------------
          Total operating expenses                        448,601             356,623
                                                    -------------       -------------

               Loss from operations                       (60,338)            (71,655)
                                                    -------------       -------------

Other income:
     Interest and other, net                               55,275              54,463
     Gain on sale of oil and gas properties                   120                   0
                                                    -------------       -------------
          Total other income                               55,395              54,463
                                                    -------------       -------------

          Loss before income taxes                         (4,943)            (17,192)
                                                    -------------       -------------

Income tax benefit                                         (1,854)             (6,355)
                                                    -------------       -------------

               Net loss                             $      (3,089)      $     (10,837)
                                                    =============       =============

Basic and diluted loss per common share                     (0.00)              (0.00)
                                                    =============       =============

Weighted average shares outstanding                     4,457,050           4,417,045
                                                    =============       =============

The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                         3 Months Ended   3 Months Ended
                                                                          May 31, 2001     May 31, 2002
                                                                         --------------   --------------
Cash flows from operating activities:
    Net loss                                                             $      (3,089)   $     (10,837)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depletion and depreciation                                             63,306           64,640
         Gain on sale of oil and gas properties                                   (120)               0
         Gain on sale of other property and equipment                           (2,000)         (37,800)
         Deferred federal income taxes                                          (7,456)         (11,496)
         Net changes in assets and liabilities:
           Trade accounts receivable                                             5,009          (37,344)
           Prepaid expenses and other current assets                            23,160            3,300
           Accounts payable                                                     63,908           37,435
           Accrued expenses                                                    (17,042)         (18,461)
           Reclamation costs                                                         0             (960)
                                                                         -------------    -------------
              Net cash provided by (used in) operating activities              125,676          (11,523)
                                                                         -------------    -------------

Cash flows from investing activities:
    Additions to oil and gas properties                                         (9,504)          (5,467)
    Additions to real estate held for development                              (19,103)         (33,082)
    Additions to other property and equipment                                   (7,462)               0
    Investments in partnership                                                  (5,000)               0
    Proceeds from sale of oil and gas properties                                 2,438                0
    Proceeds from sale of other property and equipment                           2,000           40,000
                                                                         -------------    -------------
              Net cash provided by (used in) investing activities              (36,631)           1,451
                                                                         -------------    -------------

Cash flows from financing activities:
    Purchases of treasury stock                                                (20,344)          (5,687)
                                                                         -------------    -------------
              Net cash used in financing activities                            (20,344)          (5,687)
                                                                         -------------    -------------

Net increase (decrease) in cash and cash equivalents                            68,701          (15,759)

Cash and cash equivalents at beginning of period                             3,337,950        3,424,261
                                                                         -------------    -------------

Cash and cash equivalents at end of period                               $   3,406,651    $   3,408,502
                                                                         =============    =============

Supplemental disclosures of cash flow information:
    Income taxes paid                                                    $      19,373    $      21,116



Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $25,198, net of tax effect of $14,780 during the quarter ended May 31, 2001 and $6,091, net of tax effect of $3,573 during the quarter ended May 31, 2002.





The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


(1) The accompanying unaudited financial statements for the three month periods ended May 31, 2001 and 2002 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 28, 2002.

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

(4) The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2002.

         Information regarding operations and assets by segment is as follows:


                                                 For the three    For the three
                                                 months ended     months ended
                                                 May 31, 2001     May 31, 2002
                                                 -------------    -------------
Business segment revenue:
    Oil and gas                                  $     372,136    $     264,945
    Gravel                                              16,127           20,023
                                                 -------------    -------------
                                                 $     388,263    $     284,968
                                                 -------------    -------------

Business segment profit (loss):
    Oil and gas                                  $      95,253    $      43,371
    Coal and gravel                                      2,561           10,283
    Real estate development                             (9,482)          (5,094)
    General corporate                                 (148,670)        (120,215)
                                                 -------------    -------------
Income (loss) from operations                          (60,338)         (71,655)

                                                          For the three   For the three
                                                          months ended    months ended
                                                          May 31, 2001    May 31, 2001
                                                         -------------    -------------
           Business segment profit (loss) (continued):
           Interest income and other, net                       55,275           54,463
           Gain on sales of oil and gas properties                 120                0
                                                         -------------    -------------
           Income (loss) before income taxes             $      (4,943)   $     (17,192)
                                                         -------------    -------------



                                                             As of            As of
                                                      February 28, 2002    May 31, 2002
                                                      -----------------   -------------
           Total assets:
               Oil and gas                               $   4,815,249    $   4,797,756
               Coal and gravel                                 306,646          303,435
               Real estate development                       2,839,668        2,869,170
               General corporate                             1,290,526        1,281,386
                                                         -------------    -------------
                                                         $   9,252,089    $   9,251,747
                                                         -------------    -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2002 (the "2002 10-KSB") and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

                  The Company had a net loss of $10,837 ($.00 per share) in the three months ended May 31, 2002 compared to a net loss of $3,089 ($.00 per share) during the three months ended May 31, 2001. Although oil and gas revenues were significantly lower in the 2002 period, the Company was able to reduce its operating expenses in a corresponding fashion and other income remained at substantially the same level as during the 2001 period.

                  Oil and gas revenues declined approximately $107,200 (28.8%) in the three months ended May 31, 2002 primarily due to the continued decline in production sale volumes from substantially all of the Company's properties. Oil volumes decreased approximately 1,500 barrels (14.6%) in the 2002 period, and gas volumes declined approximately 2,800 MCF (19.4%). The Company's principal property in Madison County, Texas was responsible for approximately $87,800 of the $107,200 decline in revenues as oil and gas volumes and average prices received from this property in the 2002 period all fell materially from their 2001 levels. As previously indicated, the Company anticipates that sales volumes from this property will continue to decline pending implementation of a proposed secondary recovery project. A hearing has been set by the Texas Railroad Commission for August 2, 2002 to determine whether the project will be approved. Approval by the Texas Railroad Commission is a condition to the start of the project by the operator of the property.

                  Overall, the Company's average oil price received fell approximately $2.00 a barrel (7.5%) to $24.76 per barrel in the three-month period ended May 31, 2002, and its average gas price received declined approximately $2.58 per MCF (47.3%) to $2.87 per MCF. The Madison County, Texas property was particularly hard hit on its average gas price received as such price declined to $3.19 per MCF in the 2002 period from $6.07 per MCF in the 2001 period. The Company believes its average prices received during the 2002 period simply reflected the continuing instability and uncertainty in pricing affecting the oil and gas industry nationwide.

                  Revenues from the Company's gravel operations in La Plata County, Colorado increased approximately $3,900 (24.2%) in the three months ended May 31, 2002 due to a rise in the Company's royalty income resulting from the higher level of gravel sales made by Four Corners Materials, Inc. ("Four Corners"), the Company's lessee, from the Company's property during the quarter. Rentals received by the Company from its surface lease to Four Corners were the same in the 2002 and 2001 periods. The terms of the proposed extension of Four Corners' gravel mining contract discussed in the 2002 10-KSB, which called for an increase in the royalty rate to be paid to the Company by Four Corners for tonnage mined, a new road usage fee to be paid the Company by Four Corners and a reduction in the amount of rentals paid the Company by Four Corners under the surface lease, have not yet been implemented.

                  The expenses of the Company's oil and gas operations decreased approximately $55,300 (20.0%) during the three months ended May 31, 2002 primarily due to lower lease operating expense and the absence of any dry hole costs during the period. Lease operating expense was approximately $34,100, or 19.6%, less, principally due to reductions occurring on the Madison County, Texas property and in the North Texas area. The Company incurred approximately $19,700 in dry hole costs during the 2001 period with respect to a well drilled in Wilbarger County, Texas. Depletion expense was slightly higher in the 2002 period, notwithstanding the oil and gas production declines, primarily due to a higher per barrel amortization rate on the Madison County, Texas property resulting from the lower level of proven developed reserves estimated for this property by the Company's independent petroleum engineers at February 28, 2002. Production taxes declined in the 2002 period in line with the sales volumes decreases.

                  The expenses of the Company's coal and gravel operations decreased approximately $3,800 (28.2%) in the three months ended May 31, 2002 due to the absence of any payroll expense as the duties of the Company's sole employee working in this area were assumed by Four Corners after the end of the 2001 period. Real estate development expenses were approximately $4,400 (46.3%) lower in the 2002 period due to decreased legal expense as compared to the prior year period. A determination has not yet been made by Mercy Medical Center ("Mercy") as to whether a portion of the Company's proposed "Oakridge at

Durango" development will be chosen as the site for the construction of a new hospital in Durango, Colorado by Mercy.

                  General and administrative expense dropped approximately $28,500 (19.1%) during the three months ended May 31, 2002 due to substantially lower auditing, engineering, legal, tax accounting and governmental reporting expenses. The amount of the decrease was partially offset by the cost of retaining a marketing firm to assist with shareholder reporting.

                  Other income decreased slightly in the 2002 period as interest and other, net income fell less than $1,000. The Company also did not have any gain from the sale of oil and gas properties during the period, as compared to a nominal gain in the 2001 period.

                  The Company's weighted average shares outstanding declined by approximately 40,000 shares (.9%) in the 2002 period due to purchases of the Company's common stock made by the Company during the year ended May 31, 2002. The Company purchased 2,167 shares of its common stock from unaffiliated parties during the three-month 2002 period.

FINANCIAL CONDITION AND LIQUIDITY

                  During the first quarter of fiscal 2003, the Company had a negative cash flow of approximately $11,500 from its operations. That negative cash flow, which was the first in many quarterly periods for the Company, was the primary reason for an approximate $15,800 decrease in cash and cash equivalents at May 31, 2002 as a slight positive cash flow from the Company's investing activities resulting from the proceeds of the sale of the Company's workover rig was not sufficient to offset the cash flow deficits from the Company's operating and financing activities. At May 31, 2002, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling $3,657,500.

                  The Company expects to fund its contemplated operations and any stock purchases it makes during the second quarter and the remainder of fiscal 2003 from its cash and cash equivalents and sales of all or a portion of its investment securities available for sale. Barring any significant increases in oil and gas prices from current levels, the Company does not anticipate having a positive cash flow from its operations as it expects its oil and gas sales production volumes to continue to decline.

                  If the Company's site is selected by Mercy to build its new hospital in Durango, Colorado, the proceeds from Mercy's purchase of the hospital site and the Company's cash funds should be sufficient to fund the construction of all infrastructure to the medical park of which the new hospital would be a part. If additional funds are required, the Company expects either to obtain bank financing or proceeds from the sale of additional sites within the medical park to doctors and others who desire to locate adjacent to the new hospital. In the event Mercy does not choose Oakridge at Durango as the site for its new hospital, infrastructure costs for the first phase of the development may require bank financing in addition to the Company's cash funds. The Company could also explore selling portions of the property to other companies who would develop specific portions of the property. There can be no assurances that any of these financing options will be available to the Company when needed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - None.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended May 31, 2002.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OAKRIDGE ENERGY, INC.
                                               (Registrant)


DATE: July 15, 2002              By /s/ Sandra Pautsky
                                    -------------------------------------------
                                    Sandra Pautsky, President


                                 By /s/ Carol J. Cooper
                                    -------------------------------------------
                                    Carol J. Cooper, Chief Accounting Officer