Form 10QSB
period 2002-08-31
OAKRIDGE ENERGY INC
filed 2002-10-15
CIK 216748

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2002.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2002: Common Stock, $.04 par value - 4,401,440 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]                                   NO [X]

                                      INDEX
                                      -----

                                                                          Page #
                                                                          ------
Part I - Financial Information
      1.  Financial Statements:

          Condensed Balance Sheets at
             February 28, 2002 and August 31, 2002                             1

          Condensed Statements of Operations
             For the Three and Six Months Ended August 31, 2001 and 2002       2

          Statements of Cash Flows
             For the Six Months Ended August 31, 2001 and 2002                 3

          Notes to Condensed Financial Statements                              4

      2.  Management's Discussion and Analysis or Plan of Operation            6

      3.  Controls and Procedures                                             10

Part II - Other Information
      4.  Submission of Matters to a Vote of Security Holders                 11

      6.  Exhibits and Reports on Form 8-K                                    12

Signatures                                                                    12

Certifications                                                                13










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




                                       (i)

Item 1. Financial Statements.
                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                 February 28, 2002     August 31, 2002
                                                                                 -----------------    -----------------

Current assets:                                                                                             (Unaudited)
    Cash and cash equivalents                                                    $       3,424,261    $       3,532,683
    Trade accounts receivable                                                               79,296              116,405
    Federal income taxes receivable                                                        321,739                    0
    Investment securities available for sale                                               239,304              243,726
    Prepaid expenses and other                                                              17,062               10,850
                                                                                 -----------------    -----------------
              Total current assets                                                       4,081,662            3,903,664
                                                                                 -----------------    -----------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
      $5,858,985 on February 28, 2002 and $5,954,995 on August 31, 2002                  1,002,056              912,998

Coal and gravel properties, net of accumulated depletion and depreciation
     of $8,005,561 on February 28, 2002 and $8,013,193 on August 31, 2002                  306,646              299,014

Real estate held for development                                                         2,839,668            2,899,914

Other property and equipment, net of accumulated depreciation
     of $353,192 on February 28, 2002 and $351,822 on August 31, 2002                      135,199              182,200

Other non-current assets                                                                   886,858              886,858
                                                                                 -----------------    -----------------
                                                                                 $       9,252,089    $       9,084,648
                                                                                 =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $          78,178    $          61,772
    Accrued expenses                                                                        85,621               70,860
    Deferred federal income taxes                                                           13,682               15,267
                                                                                 -----------------    -----------------
              Total current liabilities                                                    177,481              147,899

Reserve for reclamation costs                                                              409,430              408,470
Deferred federal income taxes                                                              144,545              105,584
                                                                                 -----------------    -----------------
              Total liabilities                                                            731,456              661,953
                                                                                 -----------------    -----------------

Stockholders' equity:
    Common stock, $.04 par value, 20,000,000
        shares authorized, 10,157,803 shares issued                                        406,312              406,312
    Additional paid-in capital                                                             805,092              805,092
    Retained earnings                                                                   17,000,873           16,951,891
    Unrealized gain on investment securities
         available for sale, net of income taxes                                            23,242               26,028
    Less treasury stock, at cost, 5,739,096 shares on February 28, 2002
      and 5,756,363 on August 31, 2002                                                  (9,714,886)          (9,766,628)
                                                                                 -----------------    -----------------
                   Total stockholders' equity                                            8,520,633            8,422,695
                                                                                 -----------------    -----------------

                                                                                 $       9,252,089    $       9,084,648
                                                                                 =================    =================

   The accompanying notes are an integral part of these financial statements.


                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      3 Months Ended August 31,    6 Months Ended August 31,
                                                         2001           2002           2001           2002
                                                     -----------    -----------    -----------    -----------
Revenues:
     Oil and gas                                     $   306,646    $   225,164    $   678,782    $   490,109
     Gravel                                               23,608         39,718         39,735         59,741
                                                     -----------    -----------    -----------    -----------
          Total revenues                                 330,254        264,882        718,517        549,850
                                                     -----------    -----------    -----------    -----------

Operating expenses:
     Oil and gas                                         207,553        185,726        484,436        407,300
     Coal and gravel                                      11,505         12,057         25,071         21,797
     Real estate development                              23,325          5,420         32,807         10,514
     General and administrative                          111,677        138,204        260,347        258,419
                                                     -----------    -----------    -----------    -----------
          Total operating expenses                       354,060        341,407        802,661        698,030
                                                     -----------    -----------    -----------    -----------

               Loss from operations                      (23,806)       (76,525)       (84,144)      (148,180)
                                                     -----------    -----------    -----------    -----------
Other income:
     Interest and other, net                              44,825         16,005        100,220         70,468

          Income (loss) before income taxes               21,019        (60,520)        16,076        (77,712)
                                                     -----------    -----------    -----------    -----------

Income tax expense (benefit)                               7,797        (22,375)         5,943        (28,730)
                                                     -----------    -----------    -----------    -----------

               Net income (loss)                     $    13,222    $   (38,145)   $    10,133    $   (48,982)
                                                     ===========    ===========    ===========    ===========

Basic and diluted earnings (loss) per common share   $      0.00    $     (0.01)   $      0.00    $     (0.01)
                                                     ===========    ===========    ===========    ===========

Weighted average shares outstanding                    4,452,319      4,414,406      4,454,684      4,415,728
                                                     ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.


                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          6 Months Ended     6 Months Ended
                                                          August 31, 2001    August 31, 2002
                                                          ---------------    ---------------

Net income (loss)                                         $        10,133    $       (48,982)
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depletion and depreciation                                120,885            118,034
        Gain on sales of property and equipment                    (2,120)           (37,800)
        Deferred federal income taxes                              (5,138)           (39,010)
        Net changes in assets and liabilities:
           Trade accounts receivable                               55,861            (37,109)
           Federal income tax receivable                                0            321,739
           Prepaid expenses and other current assets               26,220              6,212
           Accounts payable                                        15,020            (16,406)
           Accrued expenses                                       (13,209)           (14,761)
           Reclamation costs                                            0               (960)
                                                          ---------------    ---------------
              Net cash provided by operating activities           207,652            250,957
                                                          ---------------    ---------------


Additions to oil and gas properties                               (12,930)            (6,952)
Additions to real estate held for development                     (31,282)           (67,362)
Investment in partnership                                          (5,000)                 0
Increase in other assets                                          (11,266)           (56,479)
Proceeds from sale of oil and gas properties                        2,438                  0
Proceeds from sale of other property and equipment                  2,000             40,000
                                                          ---------------    ---------------
              Net cash used in investing activities               (56,040)           (90,793)
                                                          ---------------    ---------------


Purchases of treasury stock                                       (83,344)           (51,742)
                                                          ---------------    ---------------
              Net cash used in financing activities               (83,344)           (51,742)
                                                          ---------------    ---------------

                                                                   68,268            108,422

                                                                3,337,950          3,424,261
                                                          ---------------    ---------------

                                                          $     3,406,218    $     3,532,683
                                                          ===============    ===============


Interest paid                                             $          --      $          --
Taxes paid                                                $        19,178    $        21,511

Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $19,927, net of tax effect of $11,688 during the six months ended August 31, 2001 and $2,786 net of tax effect of $1,635 during the six months ended August 31, 2002.




The accompanying notes are an integral part of these financial statements.


                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                     ---------------------------------------
                                   (Unaudited)

(1) The accompanying unaudited financial statements for the three and six month periods ended August 31, 2001 and 2002 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

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

         Information regarding operations and assets by segment is as follows:

                                    For the Three      For the Three      For the Six        For the Six
                                    Months Ended       Months Ended       Months Ended       Months Ended
                                  August 31, 2001    August 31, 2002    August 31, 2001    August 31, 2002
                                  ---------------    ---------------    ---------------    ---------------

Business segment revenue:
    Oil and gas                   $       306,646    $       225,164    $       678,782    $       490,109
    Gravel                                 23,608             39,718             39,735             59,741
                                  ---------------    ---------------    ---------------    ---------------
                                  $       330,254    $       264,882    $       718,517    $       549,850
                                  ---------------    ---------------    ---------------    ---------------

Business segment profit (loss):
    Oil and gas                   $        99,093    $        39,438    $       194,346    $        82,809
    Coal and gravel                        12,103             27,661             14,664             37,944
    Real estate development               (23,325)            (5,420)           (32,807)           (10,514)
    General corporate                    (111,677)          (138,204)          (260,347)          (258,419)
                                  ---------------    ---------------    ---------------    ---------------
Income (loss) from operations             (23,806)           (76,525)           (84,144)          (148,180)

Interest and dividend income               44,240             16,005             97,515             32,668
Gain on sales of oil and gas
  properties                                    0                  0                120                  0
Other, net                                    585                  0              2,585             37,800
                                  ---------------    ---------------    ---------------    ---------------
Income before income taxes        $        21,019    $       (60,520)   $        16,076    $       (77,712)
                                  ---------------    ---------------    ---------------    ---------------

                                                  As of              As of
                                           February 28, 2002    August 31, 2002
                                           -----------------   -----------------
Total assets:
    Oil and gas                            $       4,815,249   $       4,876,144
    Coal and gravel                                  306,646             299,014
    Real estate development                        2,839,668           2,899,914
    General corporate                              1,290,526           1,009,576
                                           -----------------   -----------------
                                           $       9,252,089   $       9,084,648
                                           -----------------   -----------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2002 (the "2002 10-KSB") and the Notes to Condensed Financial Statements contained in this report.

Results of Operations
---------------------

         The Company had a net loss of $38,145 ($.01 per share) in the three months ended August 31, 2002 compared to net income of $13,222 ($.00 per share) in the three months ended August 31, 2001. In the six-month 2002 period, the Company had a net loss of $48,982 ($.01 per share) compared to net income of $10,133 ($.00 per share) in the 2001 six-month period. Lower oil and gas revenues and reduced "other income" were primarily responsible for the net losses in both 2002 periods.

         Oil and gas revenues decreased approximately $81,500 (26.6%) and $188,700 (27.8%) in the three and six-month periods ended August 31, 2002, respectively, primarily due to the continued decline in the Company's oil and gas production sales volumes. Oil volumes declined 2,617 barrels (27.4%) in the three-month 2002 period and 4,119 barrels (20.7%) in the six-month 2002 period. Gas volumes decreased 3,347 MCF (23.2%) and 6,171 MCF (21.3%) during the same respective periods. The Company's average gas price received fell approximately $.19 per MCF (5.7%) and approximately $1.39 (31.8%) in the three and six-month 2002 periods, and its average oil price decreased approximately $1.02 per barrel (3.9%) in the six-month 2002 period. The Company's average oil price received increased, however, approximately $.12 per barrel (.5%) in the three-month 2002 period. This increase was in line with the upward trend of oil and gas prices at August 31, 2002, which has continued during the first half of the Company's fiscal third quarter.

         Revenues from the Company's principal property in Madison County, Texas declined at a slightly higher rate than the Company's overall results in both 2002 periods, decreasing approximately $67,200 (31.1%) in the three-month period and approximately $154,900 (32.9%) in the six-month period due to significantly lower production sales volumes. The average oil and gas prices received by the Company from this property tracked the Company's overall average prices received. As previously indicated, the Company anticipates that sales volumes from the Madison County, Texas property will continue to decline pending implementation of a proposed secondary recovery project. The proposed project was approved by the Texas Railroad Commission in August, 2002, and the operator of the property is currently finalizing the documentation for the project, which is scheduled to commence sometime during the first quarter of calendar 2003.

         Revenues from the Company's gravel operations in La Plata County, Colorado increased approximately $16,100 (68.2%) and $20,000 (50.3%) in the three and six months ended August 31, 2002, respectively, due to a rise in the Company's royalty income resulting from the higher level of gravel sales made by Four Corners Materials, Inc. ("Four Corners"), the Company's lessee, from the Company's property during the periods. Rentals received by the Company from its surface lease to Four Corners were the same in the 2002 and 2001 periods. The terms of the proposed extension of Four Corners' gravel mining contract initially discussed in the 2002 10-KSB, which called for an increase in the royalty rate to be paid the Company by Four Corners for tonnage mined, a new road usage fee to be paid the Company by Four Corners and a reduction in the amount of rentals paid the Company by Four Corners under the surface lease, still have not been implemented.

         The  expenses  of  the  Company's  oil  and  gas  operations  decreased approximately $21,800 (10.5%) and $77,100 (15.9%) during the three and six months ended August 31, 2002, respectively, due to declines in lease operating expense, depletion expense, production taxes, workover rig repairs and dry hole costs. Lease operating expense declined approximately $2,100 (1.7%) and $36,200 (12.2%) in the three and six-month 2002 periods, respectively, principally due to reductions in such expense occurring with respect to the Madison County, Texas property and in the North Texas area. Depletion expense was only approximately $4,900 (10.4%) and $3,900 (3.9%) lower in the three and six-month 2002 periods, respectively, notwithstanding the significant oil and gas production declines, primarily due to higher per barrel amortization rates on the Madison County, Texas property and in the North Texas area resulting from the lower level of proven developed reserves estimated for these properties by the Company's independent petroleum engineers at February 28, 2002. Production taxes declined in both 2002 periods in line with the sales volumes decreases. The Company incurred approximately $13,000 of repair expense on its workover rig in the three and six months ended August 31, 2001 and approximately $19,700 in dry hole costs with respect to a well drilled in Wilbarger County, Texas during the first three months of the 2001 six-month period. The Company did not incur any rig repair expense in the 2002 three-month period and only $2,300 of expense related to the rig in the 2002 six-month period, and it did not participate in any dry holes in the 2002 periods.

         The expenses of the Company's coal and gravel mining operations increased slightly (approximately $600 or 4.8%) in the three months ended August 31, 2002 but declined approximately $3,300 (13.1%) in the six-month 2002 period. The increase in testing and permitting expense was greater than the reduction in payroll expense during the three-month period, but this situation reversed in the six-month period.

         Real estate development expenses were approximately $17,900 (76.8%) and $22,300 (68.0%) lower in the three and six-month 2002 periods, respectively, due to lower legal expense and the absence during the periods of any location maintenance expense and any expense relating to preparing and printing a brochure used to identify the proposed "Oakridge at Durango" development. The Company incurred approximately $17,200 in such expenses during the 2001 periods.

         As previously discussed by the Company, a portion of the Company's Colorado land had been selected by Mercy Medical Center ("Mercy") of Durango, Colorado as one of the three finalists for the new hospital to be constructed by Mercy. On September 7, 2002, it was publicly announced in Durango, Colorado that Mercy had reached an agreement to acquire a site for the construction of the new hospital on land owned by the other two finalists. This announcement followed action taken by the Company in advising Mercy's management and the City of Durango's planning staff that the Company was rescinding its outstanding offer to sell Mercy approximately 20 to 25 acres or more of the Company's land for the hospital site due to Mercy's delay in making the final site selection and the negative impact such delay was having on the Company's obtaining the necessary governmental approvals to proceed with its planned development. The Company has amended its conceptual plan and filings with the City of Durango and will be proceeding ahead with the proposed development without the new hospital being a part of it once all necessary governmental approvals are obtained. The fact that the Company's site was not selected as the location for the new hospital has not altered the Company's belief as to the significant value that the proposed development will hold for the Company in the future.

         General and administrative expense increased approximately $26,500 (23.8%) during the three months ended August 31, 2002 but declined approximately $1,900 (.7%) in the six-month 2002 period. In the three-month 2002 period, auditing expense increased approximately $14,100 due to a timing difference as to when such expense was recognized compared to the 2001 period. The Company also incurred higher employee benefit expense due to the inclusion of employees' families in the Company's health insurance plan. Increased tax accounting expense related to a federal income tax refund and higher governmental reporting expense were partially offset by lower accountant consulting fees and shareholders reporting expense, the latter also being due to a timing difference. In the six-month 2002 period, lower accounting consulting, engineering and legal expenses and the absence of any office remodeling expense slightly more than offset higher employee benefit, payroll, governmental reporting and shareholder reporting expenses.

         Other income declined approximately $28,800 (64.3%) and $29,800 (29.7%) in the three and six months ended August 31, 2002, respectively. Interest income declined approximately $28,200 (65.8%) and $64,800 (68.3%) during the three and six-month 2002 periods, respectively, primarily due to the effect of lower interest rates. In the 2002 six-month period, the reduction in interest income was partially offset by a gain on the sale of the Company's workover rig.

         The Company's weighted average shares outstanding declined by approximately 37,900 shares (.9%) and 39,000 shares (.9%) in the three and six months ended August 31, 2002, respectively, due to purchases of the Company's common stock made by the Company during the year ended August 31, 2002. The Company purchased 15,100 shares of its common stock during the three-month 2002 period and a total of 17,267 shares during the six-month 2002 period, all from unaffiliated parties.

Financial Condition and Liquidity
---------------------------------

         During the first half of fiscal 2003, the Company returned to its normal pattern of its operating activities funding its investing and financing activities with the result being an approximate $108,400 increase in the Company's cash and cash equivalents at August 31, 2002. Aided by the receipt of an approximate $321,700 federal income tax refund, the Company's operating activities contributed approximately $250,900 in funds despite the decline in the Company's oil and gas revenues compared to the first half of fiscal 2002;

however, the Company's investing activities used approximately $90,800 in funds, primarily for additions to the Company's Colorado land held for development and to acquire other real estate assets. In addition, the Company's financing activities (entirely purchases of the Company's common stock) used approximately $51,700 in funds. At August 31, 2002, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $3,776,400.

         The Company expects to fund its contemplated operations and any stock purchases it makes during the third quarter and the remainder of fiscal 2003 from its cash and cash equivalents and sales of all or a portion of its investment securities available for sale. The Company also expects its oil and gas revenues, barring any significant increases in oil and gas prices from current levels, to continue to decline pending a successful implementation of the secondary recovery project on the Madison County, Texas property.

         Infrastructure costs for the Company's "Oakridge at Durango" proposed development may require financing in addition to the Company's cash funds. The Company continues to receive very positive site location inquiries from third parties as well as significant interest from substantial builders/developers who would like to participate in the project. Opportunities to provide additional funding through site sales or other builder/developer participation is encouraging to the Company; however, there can be no assurance that these options will be available to the Company when financing is needed.

ITEM 3.  CONTROLS AND PROCEDURES.

         (a) Sandra Pautsky, the Company's President and principal executive officer, and Carol J. Cooper, the Company's principal financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures [as defined in Rule 13a-14(c) of The Securities Exchange Act of 1934 (the "Act")] as of a date within 90 days of the filing date of this report and have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         (b) There have been no changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation by Ms. Pautsky and Ms. Cooper, and no significant deficiencies or material weaknesses were identified with respect to such internal controls.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's 2002 Annual Meeting of Shareholders (the "Meeting") was held on July 25, 2002.

         (b) At the Meeting, Sandra Pautsky, Danny Croker and Randy Camp were elected as directors of the Company to serve until the 2003 Annual Meeting of Shareholders or until their successors are elected.

         (c) A total of 4,059,400 shares were represented in person or by proxy at the Meeting. The election of directors was the only matter voted upon by the Company's shareholders at the Meeting. The following sets forth the results of the Vote:

   Name of Nominee             Number of Shares            Number of Shares
   ---------------             ----------------            ----------------
                                   Voted For              Authority Withheld
                                   ---------              ------------------

   Sandra Pautsky                  4,058,600                      800
   Danny Croker                    4,058,600                      800
   Randy Camp                      4,058,600                      800

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits - None.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended August 31, 2002.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     OAKRIDGE ENERGY, INC.
                                                         (Registrant)



Date:  October 15, 2002             By /s/ Sandra Pautsky
                                      ------------------------------------------
                                    Sandra Pautsky, President


                                    By /s/ Carol J. Cooper
                                      ------------------------------------------
                                    Carol J. Cooper, Principal Financial Officer

                                  CERTIFICATION


         I, Sandra Pautsky, President and Principal Executive officer of Oakridge Energy, Inc. certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Oakridge Energy, Inc.;

         2. Based on my knowledge this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002                           By /s/ Sandra Pautsky
                                                  ------------------------------
                                                  Sandra Pautsky, President and
                                                  Principal Executive Officer of
                                                  Oakridge Energy, Inc.

                                  CERTIFICATION

         I, Carol J. Cooper, Principal Financial Officer of Oakridge Energy, Inc. certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Oakridge Energy, Inc.;

         2. Based on my knowledge this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002                     By /s/ Carol J. Cooper
                                            ------------------------------------
                                            Carol J. Cooper, Principal Financial
                                            Officer of Oakridge Energy, Inc.