Form 10QSB
period 2002-11-30
OAKRIDGE ENERGY INC
filed 2003-01-14
CIK 216748

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended November 30, 2002.

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


The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2002: Common Stock, $.04 par value - 4,400,440 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]                                   NO [X]

                                      INDEX
                                      -----

                                                                          Page #
                                                                          ------
Part I - Financial Information
     1.  Financial Statements:

       Condensed Balance Sheets at
         February 28, 2002 and November 30, 2002                               1

       Condensed Statements of Operations
         For the Three and Nine Months Ended November 30, 2001 and 2002        2

       Statements of Cash Flows
         For the Nine Months Ended November 30, 2001 and 2002                  3

       Notes to Condensed Financial Statements                                 4

     2.  Management's Discussion and Analysis or Plan of Operation             6

     3.  Controls and Procedures                                              10

Part II - Other Information
      6.  Exhibits and Reports on Form 8-K                                    11

Signatures                                                                    11

Certifications                                                                12











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

                                       (i)


Item 1. Financial Statements.

                             Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                            February 28, 2002    November 30, 2002
                                                                            -----------------    -----------------
Current Assets:
  Cash and cash equivalents                                                 $       3,424,261    $       3,522,966
  Trade accounts receivable                                                            79,296               85,443
  Federal income taxes receivable                                                     321,739                    0
  Investment securities available for sale                                            239,304              228,647
  Prepaid expenses and other                                                           17,062                8,087
                                                                            -----------------    -----------------
            Total current assets                                                    4,081,662            3,845,143
                                                                            -----------------    -----------------

Oil and gas properties, at cost using the sucessful efforts method of accounting, net of accumulated depletion and depreciation of
  $5,858,985 on February 28, 2002 and $5,988,265 on November 30, 2002               1,002,056              883,367

Coal and gravel properties, net of accumulated depletion and depreciation
 of $8,005,561 on February 28, 2002 and $8,020,640 on November 30, 2002               306,646              291,568

Real estate held for development                                                    2,839,668            2,919,548

Other property and equipment, net of accumulated depreciation
 of $353,192 on February 28, 2002 and $345,910 on November 30, 2002                   135,199              169,036

                                                                                      886,858              886,858
                                                                            -----------------    -----------------
Other non-current assets                                                    $       9,252,089    $       8,995,520
                                                                            =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $          78,178    $          60,871
  Accrued expenses                                                                     85,621               56,071
  Deferred federal income taxes                                                        13,682                9,692
                                                                            -----------------    -----------------
          Total current liabilities                                                   177,481              126,634

Reserve for reclamation costs                                                         409,430              408,470
Deferred federal income taxes                                                         144,545               82,005
                                                                            -----------------    -----------------
          Total liabilities                                                           731,456              617,109
                                                                            -----------------    -----------------

Stockholders' equity:
 Common stock, $.04 par value, 20,000,000
    shares authorized, 10,157,803 shares issued                                       406,312              406,312
Additional paid-in capital                                                            805,092              805,092
Retained earnings                                                                  17,000,873           16,920,613
Unrealized gain on investment securities
     available for sale, net of income taxes                                           23,242               16,524
Less treasury stock, at cost, 5,739,096 shares on February 28, 2002
  and 5,757,363 on November 30, 2002                                               (9,714,886)          (9,770,130)
                                                                            -----------------    -----------------
               Total stockholders' equity                                           8,520,633            8,378,411
                                                                            -----------------    -----------------

                                                                            $       9,252,089    $       8,995,520
                                                                            =================    =================


The accompanying notes are an intergral part of these financial statements.


                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     3 Months Ended November 30,    9 Months Ended November 30,
                                                         2001            2002           2001            2002
                                                     -----------     -----------    -----------     -----------
     Oil and gas                                     $   240,492     $   213,295    $   919,274     $   703,404
     Gravel                                               32,655          32,179         72,390          91,920
                                                     -----------     -----------    -----------     -----------
          Total revenues                                 273,147         245,474        991,664         795,324
                                                     -----------     -----------    -----------     -----------

Operating expenses:
     Oil and gas                                         192,122         176,423        676,558         583,723
     Coal and gravel                                      20,866          14,084         45,937          35,881
     Real estate development                               9,103           7,854         41,910          18,368
     General and administrative                          100,899         112,308        361,246         370,727
                                                     -----------     -----------    -----------     -----------
          Total operating expenses                       322,990         310,669      1,125,651       1,008,699
                                                     -----------     -----------    -----------     -----------

               Loss from operations                      (49,843)        (65,195)      (133,987)       (213,375)

Other income:
     Interest and other, net                              38,360          15,571        138,580          86,039
                                                     -----------     -----------    -----------     -----------

          Income (loss) before income taxes              (11,483)        (49,624)         4,593        (127,336)

Income tax expense (benefit)                              (4,245)        (18,346)         1,698         (47,076)
                                                     -----------     -----------    -----------     -----------

               Net income (loss)                     ($    7,238)    ($   31,278)   $     2,895     ($   80,260)
                                                     ===========     ===========    ===========     ===========


Basic and diluted earnings (loss) per common share   ($     0.00)    ($     0.01)   $      0.00     ($     0.02)
                                                     ===========     ===========    ===========     ===========

Weighted average shares outstanding                    4,429,361       4,401,143      4,446,304       4,410,900
                                                     ===========     ===========    ===========     ===========


The accompanying notes are an intergral part of these financial statements.


                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For 9 Months         For 9 Months
                                                                  Ended                Ended
                                                            November 30, 2001    November 30, 2002
                                                            -----------------    -----------------
Cash flows from operating activities:
   Net income (loss)                                        $           2,895    ($         80,260)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depletion and depreciation                                   177,922              167,441
         Gain on sales of property and equipment                       (2,120)             (37,800)
         Deferred federal income taxes                                (14,856)             (62,590)
         Net changes in assets and liabilities:
            Trade accounts receivable                                  86,359               (6,147)
            Federal income tax receivable                                   0              321,739
            Prepaid expenses and other current assets                  29,595                8,975
            Accounts payable                                             (568)             (17,307)
            Accrued expenses                                          (24,929)             (29,550)
            Reclamation costs                                               0                 (960)
                                                            -----------------    -----------------
               Net cash provided by operating activities              254,298              263,541
                                                            -----------------    -----------------

Cash flows from investing activities:
   Additions to oil and gas properties                                (21,308)             (10,591)
   Additions to real estate held for development                      (38,109)             (90,446)
   Additions to other property and equipment                          (16,411)             (48,555)
   Investment in partnership                                           (5,000)                   0
   Proceeds from sale of oil and gas properties                         4,271                    0
   Proceeds from sale of other property and equipment                   2,000               40,000
                                                            -----------------    -----------------
               Net cash used in investing activities                  (74,557)            (109,592)
                                                            -----------------    -----------------

Cash flows from financing activities:
   Purchases of treasury stock                                       (103,992)             (55,244)
                                                            -----------------    -----------------
               Net cash used in financing activities                 (103,992)             (55,244)
                                                            -----------------    -----------------

Net increase in cash and cash equivalents                              75,749               98,705

Cash and cash equivalents at beginning of period                    3,337,950            3,424,261
                                                            -----------------    -----------------

Cash and cash equivalents at end of period                  $       3,413,699    $       3,522,966
                                                            =================    =================

Supplemental disclosures of cash flow information:
   Interest paid                                            $               0    $               0
  Taxes paid                                                $          16,554    $          21,511


Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $24,034 net of tax effect of $14,097during the nine months ended November 30, 2001 and $6,718 net of tax effect of $3,940 during the nine months ended November 30, 2002.


The accompanying notes are an intergral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                              ---------------------
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for the three and nine month periods ended November 30 2001 and 2002 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

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

         Information regarding operations and assets by segment is as follows:

                                       For the Three        For the Three        For the Nine         For the Nine
                                       Months Ended         Months Ended         Months Ended         Months Ended
                                    November 30, 2001    November 30, 2002    November 30, 2001    November 30, 2002
Business segment revenue:           -----------------    -----------------    -----------------    -----------------
    Oil and gas                     $         240,492    $         213,295    $         919,274    $         703,404
    Gravel                                     32,655               32,179               72,390               91,920
                                    -----------------    -----------------    -----------------    -----------------
                                    $         273,147    $         245,474    $         991,664    $         795,324
                                    -----------------    -----------------    -----------------    -----------------
Business segment profit (loss):
    Oil and gas                     $          48,370    $          36,872    $         242,716    $         119,681
    Coal and gravel                            11,789               18,095               26,453               56,039
    Real estate development                    (9,103)              (7,854)             (41,910)             (18,368)
    General corporate                        (100,899)            (112,308)            (361,246)            (370,727)
                                    -----------------    -----------------    -----------------    -----------------
Loss from operations                          (49,843)             (65,195)            (133,987)            (213,375)

Interest and dividend income                   36,527               14,660              134,042               47,328
Gain on sales of oil and gas
properties                                      1,833                    0                1,953                    0
Other, net                                          0                  911                2,585               38,711
                                    -----------------    -----------------    -----------------    -----------------
Income (loss) before income taxes   $         (11,483)   $         (49,624)   $           4,593    $        (127,336)
                                    -----------------    -----------------    -----------------    -----------------

                                                  As of               As of
                                           February 28, 2002   November 30, 2002
                                           -----------------   -----------------
Total assets:
    Oil and gas                            $       4,815,249   $       4,790,755
    Coal and gravel                                  306,646             291,568
    Real estate development                        2,839,668           2,919,548
    General corporate                              1,290,526             993,649
                                           -----------------   -----------------
                                           $       9,252,089   $       8,995,520
                                           -----------------   -----------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2002 (the "2002 10-KSB") and the Notes to Condensed Financial Statements contained in this report.

Results of Operations
---------------------

         The Company had a net loss of $31,278 ($.01 per share) in the three months ended November 30, 2002 compared to a net loss of $7,238 ($.00 per share) in the three months ended November 30, 2001. In the nine-month 2002 period, the Company had a net loss of $80,260 ($.02 per share) compared to net income of $2,895 ($.00 per share) in the 2001 nine-month period. As has been the case in prior quarters of fiscal 2003, lower oil and gas revenues and reduced "other income" were primarily responsible for the net losses in both 2002 periods.

         Oil and gas revenues decreased approximately $27,200 (11.3%) and $215,900 (23.5%) in the three and nine-month periods ended November 30, 2002, respectively, primarily due to the continued decline in the Company's oil and gas production sales volumes. Oil volumes declined 2,465 barrels (27.1%) in the three-month 2002 period and 6,584 barrels (22.7%) in the nine-month 2002 period. Gas volumes decreased 4,952 MCF (37.6%) and 11,123 MCF (26.4%) during the same respective periods. The Company's average gas price was down approximately $.64 per MCF (17.0%) in the nine-month 2002 period but increased approximately $1.09 MCF (45.8%) in the three-month 2002 period. The Company's average oil price received increased in both 2002 periods - approximately $4.64 per barrel (21.6%) in the three-month period and approximately $.74 per barrel (3.0%) in the nine-month period. These price increases softened the effect of the production sales volumes declines and were in line with the upward trend of oil and gas prices that began earlier in the Company's fiscal year.

         Revenues from the Company's principal property in Madison County, Texas declined at a slightly lower rate than the Company's overall results in the three-month 2002 period but at a marginally higher rate in the nine-month 2002 period, decreasing approximately $13,400 (8.8%) in the three-month period and approximately $168,300 (26.9%) in the nine-month period. The decline in revenues in both periods was due to significantly lower production sales volumes as the average oil and gas prices received by the Company from this property tracked the Company's overall average prices received. As previously indicated, the Company anticipates that sales volumes from the Madison County, Texas property will continue to decline pending implementation of a proposed secondary recovery project. The operator of the property has advised the Company that the project should commence by the end of February 2003.

         Revenues from the Company's gravel operations in La Plata County, Colorado increased approximately $19,500 (27.0%) in the nine months ended August 31, 2002 due to a rise in the Company's royalty income resulting from the higher level of gravel sales made by Four Corners Materials, Inc. ("Four Corners"), the Company's lessee, from the Company's property during the period. Revenues from such operations declined slightly (approximately 1.5%) in the three months ended November 30, 2002. Rentals received by the Company from its surface lease to Four Corners were the same in the 2002 and 2001 periods. The terms of the proposed extension of Four Corners' gravel mining contract initially discussed in the 2002 10-KSB, which called for an increase in the royalty rate to be paid the Company by Four Corners for tonnage mined, a new road usage fee to be paid the Company by Four Corners and a reduction in the amount of rentals paid the Company by Four Corners under the surface lease, still remain to be implemented.

         The expenses of the Company's oil and gas operations decreased approximately $15,700 (8.2%) and $92,800 (13.7%) during the three and nine months ended August 31, 2002, respectively. Depletion and lease operating expenses and production and ad valorem taxes declined in both 2002 periods. Depletion expense declined approximately $10,500 (23.9%) and $14,400 (10.0%) in the three and nine-month 2002 periods, respectively, and production taxes fell approximately $1,400 (12.3%) and $10,800 (24.9%) during the same periods, all attributable to the production sales volume declines during such periods. Lease operating expense was approximately $6,700 (6.0%) and $43,000 (10.5%) less in the three and nine months ended November 30, 2002, respectively, as substantially lower expense was incurred with respect to the Madison County, Texas property as the time period for implementing the secondary recovery project neared. Ad valorem taxes were approximately $10,200 (76.1%) and $7,400 (37.7%) lower in the three and nine months ended November 30, 2002, respectively, due to the Company's lower property valuations for the current fiscal year. The Company incurred approximately $12,900 in field payroll expense in both 2002 periods. In prior periods, this expense had been accounted for as part of general and administrative expenses. There were no significant changes in engineering expenses between the 2001 and 2002 periods. The Company did not incur any dry hole costs in either of the three month periods or in the 2002 nine-month period; however, in the 2001 nine-month period, the Company incurred approximately $19,400 of dry hole costs with respect to its interest in an exploratory well drilled in Wilbarger County, Texas.

         The expenses of the Company's coal and gravel mining operations decreased approximately $6,800 (32.5%) in the three months ended November 30, 2002 and approximately $10,000 (21.9%) in the nine-month 2002 period. The absence of any payroll and engineering expenses in both 2002 periods more than offset an increase in testing and permitting expense.

         Real estate development expenses were approximately $1,200 (13.7%) and $23,500 (56.2%) lower in the three and nine-month 2002 periods, respectively, due to lower ad valorem taxes and legal expense and the absence during the periods of any location maintenance expense and any expense relating to preparing and printing a brochure used to identify the proposed "Oakridge at Durango" development. The Company incurred approximately $17,200 in such expenses during the 2001 nine-month period.

         As previously discussed by the Company, the Company has amended its conceptual plan and filings with the City of Durango and will be proceeding ahead with the proposed development once all necessary governmental approvals are obtained. The City of Durango's planning staff has notified the Company that action on the Company's filings will be delayed approximately one month from the January 2003 dates originally targeted for action.

         General and administrative expense increased approximately $11,400 (11.3%) during the three months ended November 30, 2002 and approximately $9,500 (2.6%) in the nine-month 2002 period. In both 2002 periods, the Company incurred higher employee benefit expense due to the inclusion of employees' families in the Company's health insurance plan, which was partially offset by significantly reduced travel expense. In the three-month 2002 period, expenses associated with establishing the Company's web-site and higher general depreciation expense contributed to the increase. Higher payroll and governmental and shareholder reporting expenses also had an adverse effect on general and administrative expense in the nine-month 2002 period that was lessened by lower legal expense.

         Other income declined approximately $22,800 (59.4%) and $52,500 (37.9%) in the three and nine months ended November 30, 2002, respectively. Interest income declined approximately $21,900 (62.1%) and $86,700 (66.6%) during the three and nine-month 2002 periods, respectively, primarily due to the effect of lower interest rates. In the 2002 nine-month period, the reduction in interest income was partially offset by a gain on the sale of the Company's workover rig.

         The Company's weighted average shares outstanding declined by approximately 28,200 shares (.6%) and 35,400 shares (.8%) in the three and nine months ended November 30, 2002, respectively, due to purchases of the Company's common stock made by the Company during the twelve months ended November 30, 2002. The Company purchased 1,000 shares of its common stock during the three-month 2002 period and a total of 18,267 shares during the nine-month 2002 period, all from unaffiliated parties.

Financial Condition and Liquidity
---------------------------------

         During the first nine months of fiscal 2003, the Company continued the normal pattern of its operating activities funding its investing and financing activities with the result being an approximate $98,700 increase in the Company's cash and cash equivalents at November 30, 2002. Aided by the receipt of an approximate $321,700 federal income tax refund, the Company's operating activities contributed approximately $263,500 in funds despite the decline in the Company's oil and gas revenues compared to the same period of fiscal 2002; however, the Company's investing activities used approximately $109,600 in funds, primarily for additions to the Company's Colorado land held for development. In addition, the Company's financing activities (entirely purchases of the Company's common stock) used approximately $55,200 in funds. At November 30, 2002, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $3,751,600.

         The Company expects to fund its contemplated operations and any stock purchases it makes during the remainder of fiscal 2003 from its cash and cash equivalents and sales of all or a portion of its investment securities available for sale. Although the Company's oil and gas revenues have been aided by increases in oil and gas prices, the Company still expects such revenues to continue to decline pending a successful implementation of the secondary recovery project on the Madison County, Texas property. Infrastructure costs for the Company's "Oakridge at Durango" proposed development may require financing in addition to the Company's cash funds. The Company continues to receive very positive site location inquiries from third parties as well as significant interest from substantial builders/developers who would like to participate in the project. Opportunities to provide additional funding through site sales or other builder/developer participation is encouraging to the Company; however, there can be no assurance that these options will be available to the Company when financing is needed.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits - None.

         (b) Reports on Form 8-K - A report on Form 8-K dated September 7, 2002 was filed by the Company during the three month period ended November 30, 2002. The Company reported under Item 5 that Mercy Medical Center of Durango, Colorado had not selected the Company site for the construction of its new hospital.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OAKRIDGE ENERGY, INC.
                                  (Registrant)



Date:  January 14, 2003           By /s/ Sandra Pautsky
                                    -------------------
                                    Sandra Pautsky, President


                                  By /s/ Carol J. Cooper
                                    --------------------
                                    Carol J. Cooper, Principal Financial Officer

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

Date:  January 14, 2003                         By /s/ Sandra Pautsky
                                                  ------------------------------
                                                  Sandra Pautsky, President and
                                                  Principal Executive Officer of
                                                  Oakridge Energy, Inc.

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

Date:  January 14, 2003                   By /s/ Carol J. Cooper
                                            ------------------------------------
                                            Carol J. Cooper, Principal Financial
                                            Officer of Oakridge Energy, Inc.