Form 10KSB
period 2003-02-28
OAKRIDGE ENERGY INC
filed 2003-05-29
CIK 216748

U.S. Securities and Exchange Commission

                             Washington, D. C. 20549

                                   Form 10-KSB
(Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] no [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,256,959

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

                          $4,836,495 as of May 2, 2003


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          4,360,490 as of May 28, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE

          Definitive Proxy Statement for Annual Meeting of Stockholders for Fiscal Year Ended February 28, 2003 - Part III


Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I...............................................................          1

ITEM 1.    Description of Business...................................          1

           Oil and Gas Operations....................................          1
           Gravel Operations.........................................          3
           Carbon Junction Coal Mine.................................          3
           Real Estate Held for Development..........................          4
           Competition and Markets...................................          8
           Regulation................................................         10
           Environmental and Health Controls.........................         11
           Operating Hazards and Uninsured Risks.....................         11
           Employees.................................................         12

ITEM 2.    Description of Property...................................         12

           Oil and Gas Properties....................................         12
                Reserves.............................................         12
                Production...........................................         13
                Lifting Costs and Average Sales Prices...............         13
                Sales Contracts and Major Customers..................         13
                Developed Acreage and Productive Wells...............         14
                Undeveloped Acreage..................................         15
                Drilling Activity....................................         15
           Coal and Gravel Properties................................         16
           Real Estate...............................................         17
           Office Building...........................................         17

ITEM 3.    Legal Proceedings.........................................         17

ITEM 4.    Submission of Matters to a Vote of
             Security Holders........................................         17

PART II..............................................................         17

ITEM 5.    Market for Common Equity
             and Related Stockholder Matters.........................         17

                                                                            Page
                                                                            ----

ITEM 6.    Management's Discussion and Analysis or
             Plan of Operation.......................................         18

           Results of Operations.....................................         18
           Financial Condition and Liquidity.........................         23
           Critical Accounting Policies and Estimates................         25
           Forward-Looking Statements................................         27

ITEM 7.    Financial Statements......................................         28

           Index to Financial Statements.............................         28
           Report of Independent Auditors............................         29
           Balance Sheets as of February 28, 2003 and 2002...........         30
           Statements of Operations for the years ended
             February 28, 2003 and 2002..............................         32
           Statements of Stockholders' Equity for the
             years ended February 28, 2003 and 2002..................         33
           Statements of Cash Flows for the years ended
             February 28, 2003 and 2002..............................         34
           Notes to Financial Statements.............................         35
           Supplemental Oil and Gas Data (Unaudited).................         45

ITEM 8.    Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure..................         48

PART III...........................................                           48

ITEM 9.    Directors, Executive Officers, Promoters and
             Control Persons; Compliance With Section 16(a)
             of the Exchange Act.....................................         48
ITEM 10.   Executive Compensation....................................         48
ITEM 11.   Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters..........         48
ITEM 12.   Certain Relationships and Related
             Transactions............................................         48

ITEM 13.   Exhibits and Reports on Form 8-K..........................         49

           Exhibits..................................................         49
           Reports on Form 8-K.......................................         49

ITEM 14.   Controls and Procedures...................................         49

Signatures...........................................................         50

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Oakridge Energy, Inc. (the "Company") is engaged in the exploration for and development, production and sale of oil and gas primarily in Texas. The Company also receives lease and royalty income from gravel deposits in Colorado and holds certain real estate in Colorado for development.

         The Company is a Utah corporation incorporated in 1969. The Company's executive offices are located at 4613 Jacksboro Highway, Wichita Falls, Texas 76302. The Company's telephone number is (940) 322-4772.

         The Company has restricted its oil and gas exploration activities in the last three fiscal years as it has conserved its limited resources for utilization on a secondary recovery waterflood project on its principal oil and gas producing property in Madison County, Texas and its proposed real estate development project adjacent to Durango, Colorado. In fiscal 2003, the Madison County, Texas property was unitized and the installation of the waterflood project was commenced. The Company also completed the previously arranged change of the pricing structure of its Colorado gravel operations, commenced reclamation work on its abandoned Carbon Junction coal mine site and continued to work toward obtaining the necessary governmental approvals to be able to commence its proposed Colorado real estate development. See "Oil and Gas Operations," "Gravel Operations," "Carbon Junction Coal Mine" and "Real Estate Held for Development" below and "Item 6. - Management's Discussion and Analysis or Plan of Operation."

Oil and Gas Operations
----------------------

         During the last three fiscal years, the Company's oil and gas operations were primarily conducted in Madison, Freestone, Red River, Panola, Gregg and Smith Counties of East Texas and in various areas of North Texas.

         Sandra  Pautsky,  the  Company's  President,   and  Danny  Croker,  the
Company's Vice President, select the exploration and development prospects in which the Company participates. Since the Company is unable to maintain a sizeable exploration staff (i.e., geologists, geophysicists, landmen, etc.) because of its limited resources, the Company's practice is to purchase interests of varying size in exploration prospects originated by others (i.e., independent geologists or other independent oil and gas companies). In most cases, the originator of the prospect has already assembled the oil and gas leases and performed most, if not all, of the necessary geological and/or geophysical work before the interests in the prospects are offered for sale to the Company. Under such circumstances, the Company typically pays a percentage of the initial prospect costs greater than the percentage of ownership interest in the prospect which the Company acquires. Due to its decision to conserve its funds for expenditure on other projects, the Company did not participate in the drilling of any exploratory or development wells in the fiscal year ended February 28, 2003.


         The Company's principal producing oil and gas property for the past six fiscal years has been its 25% interest in the BSR (Sub-Clarksville) Field in Madison County, Texas (the "Madison County, Texas property"). In fiscal 2003, the Madison County, Texas property was responsible for approximately 64% of the Company's total oil and gas revenues. The property consists of 28 wells with proven developed producing reserves; the reservoir is approximately 7,700 feet deep. The property is fully developed and production has steadily declined from it in the last three fiscal years. As production declined, plans were made by the operator of the property, the Company and the other working interest owners to install a secondary recovery project on the property. 594,315 barrels of proven undeveloped secondary oil reserves have been estimated by the Company's independent petroleum engineers to be recoverable to the Company's interest in the property by waterflooding the reservoir. In fiscal 2003, final royalty owner and Texas Railroad Commission approvals of the project were obtained and the property was unitized and the project commenced effective as of December 1, 2002. Produced water from the property has been injected back into the reservoir since 1999 through a dry hole drilled on the property in the last stage of its development. A second well on the property is now being converted into a water injection well, and the operator of the property has plans to convert a total of five wells (including the current two) into water injection wells and to recomplete another well as a water supply well at a depth of approximately 4,100 feet in the next 12 months. The total flood life is expected to be approximately 16 years, and the project may ultimately require converting a total of 11 producing wells to water injection wells and drilling one additional water supply well. The Company's investment cost for the project is estimated to be approximately $360,800, which includes its share of the cost for the proposed water plant and the water distribution system and the drilling and conversion costs mentioned above. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

Gravel Operations
-----------------

         The Company's gravel property is now located on approximately 43 acres of the 1,965 acres of land owned by the Company in fee in La Plata County, Colorado. Four Corners Materials, Inc. ("Four Corners") mines sand, gravel and rock products from the gravel permit area pursuant to its gravel contract and surface lease with the Company. The original permit area covered 33 acres, but, with the Company's consent, Four Corners added an adjacent 9.9 acres of the Company's land to the permit area in fiscal 2002 to give Four Corners additional gravel reserves to mine. Four Corners' contract and lease expired on January 1, 2002 and it has been operating since that time under the terms of an oral extension of such contract and lease made between the Company's and Four Corners' managements which was not fully implemented until the fourth quarter of fiscal 2003. The extension will allow Four Corners time to mine the additional
9.9 acres to full depletion. The Company has no current plans to continue gravel mining on the property after the depletion of the 9.9 acres.

         In consideration of the Company's inclusion of the additional acreage under the contract and lease and the term extension, Four Corners, effective as of July 1, 2001, increased the royalty paid to the Company with respect to tonnage mined from the additional 9.9 acres and pays a new road usage fee to the Company based on the tonnage mined. It also agreed to perform, at the Company's expense on a "cost plus" basis, the required land reclamation work on the Company's coal mine permit area located on other portions of the property. The Company received approximately $288,700 in royalty payments, road usage fees and surface rentals from Four Corners in fiscal 2003. See "Carbon Junction Coal Mine", below and "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

Carbon Junction Coal Mine
-------------------------

         The Company owns the Carbon Junction coal mine which is also located on its 1,965 acres of land in La Plata County, Colorado. The mine permit covers
236.9 acres of the property. Although the Company abandoned any further attempts to mine the coal deposits in fiscal 2000, Four Corners is currently performing the required work at the Company's expense to reclaim the land affected by the Company's prior surface mining operations. Four Corners' engineering staff estimates that the reclamation work can be completed for $413,000. Approximately $232,400 has been expended by Four Corners on the reclamation work through April 2003, and the Company anticipates that the remainder of the work can be completed in fiscal 2004. The Company has previously recorded $413,000 for costs associated with the reclamation of the Carbon Junction mine and surrounding property. Consequently, the reclamation work should have no further impact on the Company's statement of operations unless the actual costs of the work exceed $413,000.

         The mine permit expires on July 31, 2003 but is in the process of being renewed by the Company for an additional five-year term so that Four Corners can complete the reclamation work. As a part of the renewal process, Four Corners is assuming direct responsibility for the reclamation work on that portion of the permit area currently being used in its gravel operations (see "Gravel
Operations", above). The Company has posted with the State of Colorado a reclamation performance bond in the approximate amount of $817,000 for its former Carbon Junction mine operations. The Company has been advised that, after the renewal mine permit is issued by the State of Colorado, the Company should be able to obtain the release of approximately one-half of its reclamation performance bond.

Real Estate Held for Development
--------------------------------

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

         Once an Area Plan has been adopted, then an annexation impact report is required to address the physical analysis of the annexation issue, which is supposed to be a considerably shorter process. Expected to occur in tandem with, but late in the Area Plan process, is the submittal of the Company's 20-year conceptual plan for the 1,100 acres (the "Conceptual Plan"), which was filed with the Company's annexation application, for review and public comment in neighborhood meetings. The City Planning Commission then prepares a recommendation to the City Council to approve, approve with conditions or deny the annexation application.

         Conceptual Plan: The Conceptual Plan for the development of the 1,100 acres was prepared by the Company's management with the assistance of its engineering and planning consultant in Durango. Approximately 865 mountainous acres of the property that extend northeast will remain in the County and are intended to be developed into 35-acre lots in the future. The Company's development concept for the 1,100 acres, tentatively called "Oakridge at Durango", is a neighborhood design where residential villages are within convenient walking or biking distance to nearby neighborhood squares offering life's daily essentials. Within each square is a neighborhood business district intended as a transitional area of light business uses between residential areas and other features where shopping, services or office spaces are provided to the nearby neighborhoods. In the center of each square will be a small community park and plaza for resting, playing or eating surrounded by the commercial, office and service businesses. Houses of worship and day care will be conveniently sited. Residential densities will shift from high-density in the center of the village to medium or less density as the golf course or rims of the mesa are approached. The Conceptual Plan also includes a central business district intended primarily for areas of concentrated indoor retail and service businesses, but not for "big box" or regional shopping malls. Also planned is a resort and spa location that includes a golf course, senior care facilities and business and commercial parks.

         Following the filing of the Conceptual Plan, a neighborhood meeting was held in Durango in August 2001 to discuss a proposed Area Plan for the area including the Company's property. No opposition to the Company's proposed development surfaced at that meeting or in any of the City's planning staff discussions with the Company's neighbors in the area subsequent to the meeting.

In town meetings held in January 2002 as part of the City's process of revisiting its comprehensive plan developed in 1997, newspaper and other reports indicated that it was the consensus of the citizens participating in the meetings that the Company's Ewing Mesa property was the preferred location for the vast majority of the City's projected growth in residential and mixed-density housing through 2025. Nothing has developed since the January 2002 town meetings to make the Company's management believe that the community's view of the Company's proposed development has changed.

         Negotiations   with  Mercy  Medical   Center  for  New  Hospital  Site:
Commencing in January 2001, the Company began negotiations with Mercy Medical Center of Durango, Colorado ("Mercy") for Mercy to acquire approximately 20 to 25 acres of the Company's land on which Mercy would construct a new hospital (the "new Hospital"). A site for the new Hospital and surrounding medical offices had been included in the Company's original Conceptual Plan. Negotiations were ultimately postponed in mid to late fiscal 2002 at the request of Mercy's Board of Directors until it could be finally determined whether Mercy would be provided funding for the land acquisition and construction costs of the new Hospital by Catholic Health Initiative ("CHI"), Mercy's parent organization. Subsequently, in a change of position, Mercy advised the Company that it would consider at least five sites, including the Company's site, for the new Hospital.

         In March 2002 (early fiscal 2003), Mercy announced that it had been granted approval by CHI to place $76 million in its long-range 2003-2006 budget for construction of the new Hospital and indicated to the Company that its Board of Directors would select the site for the Hospital by May 31, 2002 (the end of the first quarter of fiscal 2003). Management of the Company and the Company's consultants on the project then met with Mercy's management, certain members of Mercy's Board of Directors and Mercy's construction consultants to review the Company's proposed site for the new Hospital and to address any questions or issues raised by the Mercy group with respect to the Company's site. The Director of the City's planning staff then advised the Company that it was his preference that approval of the Area Plan which includes the Company's property be delayed until it could be determined whether the new Hospital would be constructed on the Company's site or elsewhere. The Company was later advised by Mercy that the date for the selection of the new Hospital site had been postponed until Mercy's construction consultants could complete their due diligence work with respect to the sites of the three proposed finalists for the new Hospital location, of which the Company site was one.

         In July 2002, after approximately 19 months of negotiations with Mercy pertaining to a site for the new Hospital, the Company advised Mercy's management and the City of Durango's planning staff that the Company was rescinding its outstanding offer to sell Mercy approximately 20 to 25 acres or more of the Company's land for the new Hospital site due to Mercy's delay in making the final site selection and the negative impact such delay was having on the Company's obtaining the necessary governmental approvals to proceed with its planned development. On September 7, 2002, it was publicly announced in Durango, Colorado that Mercy had reached an agreement to acquire a site for construction of the new Hospital on land owned by the other two finalists. The Company then promptly amended its Conceptual Plan and filings with the City of Durango to proceed ahead with the new development without the new Hospital being a part of it once all necessary governmental approvals are obtained. The fact that the Company's site was not selected as the location for the new Hospital has not altered the Company's belief as to the significant value that the proposed development will hold for the Company in the future.

         Current Status: The Company's management and consultants met with the City's Planning and Engineering staffs to discuss a proposed draft of the Area Plan which includes the Company's property and its relationship to the Company's amended Conceptual Plan in January 2003. In such meeting, the Company believed it received assurances from the City's planning staff that the Area Plan draft would be submitted to the Company for review and a public hearing would be held before the City's Planning Commission with respect to it in time for the City Council to act on the Area Plan at an early May, 2003 meeting. Despite such assurances, the date for the draft of the Area Plan to be submitted to the Company for review has been postponed a number of times and, as of the date hereof, the draft of the Area Plan has still not been submitted to the Company for review. Latest advice from the Company's consultants based on their discussions with the City's planning staff is that the draft of the Area Plan will be submitted to the Company for review on June 4, 2003 with Planning Commission and City Council hearings to follow on June 25, 2003 and July 15, 2003, respectively. There can be no assurances that there will not be further slippages in these dates.

         Notwithstanding the Company's frustrations with respect to the delays, two issues must be resolved with the City before the Company can expect to obtain Area Plan, Conceptual Plan and annexation approval. The first is the City's requirement that the Company's property be served by two access roads. The sole current access is located on the western end of the property and services incoming and outgoing traffic that includes gravel hauling trucks from Four Corners' gravel mining activity. The major portion of traffic within the development in the early stages is expected to be served by the western access since the initial phase of development is intended for this area. The Company's original plan called for construction of an alternate access road on the southeast side of its property, which would serve gravel mining and land development on the property. This plan has now been set aside, and the Company is considering other sites for the alternate access road. The City's engineering department is recommending as part of a proposed Area Plan that a minor arterial roadway with limited access be constructed as a bypass across the Company's property connecting U.S. Highway 550 to Horse Gulch/Goeglein Road to the east. The Company has advised the City that it cannot support a bypass over the Company's property. However the issue is ultimately resolved, the Company will likely be responsible for the acquisition of any additional land required for the alternate access road, its design and the obtaining of the required permits and approvals for its construction. Colorado Department of Transportation approval as well as local approvals will be required before construction of an alternate access road could begin.

         The second issue involves the density of housing in the proposed development. In its amended Conceptual Plan, the Company proposed 1,095 residential units on the property. The City's planning staff has requested an increase in density to 2,500-3,000 residential units.

         The Company currently believes that common ground can be found for resolving the two issues with the City so that an Area Plan, a Conceptual Plan and annexation of the Company's property can be approved by mid to late fiscal 2004, thereby allowing the Company to proceed with the construction of the infrastructure for the first phase of the development and the alternate access road. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Financial Condition and Liquidity."

Competition and Markets
-----------------------

         Competition: A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company. Competition for desirable leases and suitable prospects for oil and gas drilling operations is intense, and in the past the Company has experienced significant competition in obtaining the services of drilling contractors and in purchasing tubular goods and other materials necessary to drill and complete wells. In fiscal 2003, the Company did not experience any difficulty in obtaining services and materials because of its cut back in exploration and development activities.

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

         The Company's average oil price received continued the general downward trend established in fiscal 2002 during the first quarter of fiscal 2003. By the second quarter of fiscal 2003, however, oil prices began their improvement and by the end of the year, fueled by an impressive surge during the fourth quarter attributable to the pending war with Iraq, the Company's average oil price received had increased $3.62 per barrel (approximately 15.4%) from that received in fiscal 2002. This increase had a material positive effect on the Company's revenues in fiscal 2003 (particularly during the fourth quarter) and the amount and present value of its estimated year end proven oil reserves. Current oil prices being received by the Company have receded somewhat from year end levels after the conclusion of the Iraq war. The Company's average gas price received for fiscal 2003 finished the year slightly higher than in fiscal 2002 ($.08 per MCF). The effect of changes in gas prices on the Company's revenues and proven reserves is not as great as changes in oil prices due to the Company's significant weighting in favor of oil production after the sale of the Company's Limestone County, Texas gas field in fiscal 1999.

         While certain of the Company's gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 28, 2003. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

         All of the Company's gravel resources are currently being marketed through its arrangements with Four Corners.

Regulation
----------

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

Environmental and Health Controls
---------------------------------

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

Operating Hazards and Uninsured Risks
-------------------------------------

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

Employees
---------

         As of May 26, 2003, the Company had six full-time employees. Four of the employees were located at the Company's executive offices and two were field employees located in North Texas. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Oil and Gas Properties.

Reserves
--------

         Reference is made to "Supplemental Oil and Gas Data (Unaudited)" included in the Notes to Financial Statements for additional information concerning: (i) certain cost and revenue information pertaining to the Company's oil and gas producing activities; (ii) estimates of the Company's oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company's oil and gas reserves and the changes in such standardized measure. The engineering report with respect to the Company's proved oil and gas reserves as of February 28, 2003 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas ("Stephens Engineering"). At such date, all of the Company's oil and gas reserves were located in the United States and in the States of Texas, Mississippi, Colorado and Oklahoma.

         No reserve reports pertaining to the Company's proved net oil or gas reserves were filed with any Federal governmental authority or agency during the fiscal year ended February 28, 2003, and no major discovery is believed to have caused a significant change in the Company's estimates of proved reserves since that date.

         The following table reflects Stephens Engineering's estimate of those quantities of oil and gas as of February 28, 2003 which can be produced from the Company's proved developed reserves during the fiscal year ending February 28, 2004, using equipment installed and under economic and operating conditions existing at February 28, 2003:

                           Oil (Bbls.)..............     23,454
                           Gas (MCF)................     39,267

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

Production
----------

         The following table shows for each of the three fiscal years ended February 28, 2003 the total production attributable to the Company's oil and gas interests:

Fiscal Year Ended                                     Oil              Gas
 February 28,                                       (Bbls.)           (MCF)
-----------------                                -------------    -------------
2003.............                                    28,015           45,720
2002.............                                    36,558           65,936
2001.............                                    47,368           85,632

Lifting Costs and Average Sales Prices
--------------------------------------

         The Company's production (lifting) costs and average sales prices received during each of the three fiscal years ended February 28, 2003 were as shown in the following table:

                                                        Fiscal Year
                                                     Ended February 28,
                                             --------------------------------
                                             2003           2002         2001
                                             ----           ----         ----
         Lifting Costs
         -------------

         Per Equivalent Unit (Bbls.)...     $15.48         $12.63      $ 9.88

         Average Sales Prices

         Oil (per Bbl.)................      27.08          23.46       29.96

         Gas (per MCF).................       3.47           3.39        4.72

Sales Contracts and Major Customers
-----------------------------------

         The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company's producing properties are located. During the fiscal year ended February 28, 2003, approximately 75% of the Company's oil sales were made to BP Amoco and approximately 18% were made to Sunoco, Inc. During fiscal 2003, approximately 75% of the Company's gas sales were made on the spot market to TXU Energy Trading and approximately 11% were made to Dynegy Midstream Services, L.P.

         Substantially all of the Company's oil sales to BP Amoco and its gas sales to TXU Energy Trading were from the Company's Madison County, Texas property.

         In the opinion of management, the termination of any of the Company's sales contracts would not adversely affect the Company's ability to sell its oil and gas production at comparable prices.

Developed Acreage and Productive Wells
--------------------------------------

         As of February 28, 2003, the Company owned working and overriding royalty interests in 9,159 gross (2,571 net) acres of developed oil and gas leases and 74 gross (23.40 net) productive oil and gas wells.

         The following table summarizes the Company's developed acreage and productive wells as of February 28, 2003:

                                   Developed Acreage(1)                   Productive Wells(1)(3)
                          -------------------------------------   -------------------------------------
                              Gross(2)              Net(2)            Gross(2)              Net(2)
                          -----------------   -----------------   -----------------   -----------------
                            Oil       Gas       Oil       Gas       Oil       Gas       Oil       Gas
                          -------   -------   -------   -------   -------   -------   -------   -------
Texas:
  Madison Co. .........     4,515      --       1,129      --          28      --        7.00      --
  All Other Cos........     2,408     1,914     1,259       177        29        14     13.94      2.40
Mississippi ...........        40      --           1      --           1      --         .01      --
Colorado ..............      --         242      --           4      --           1      --         .02
Oklahoma ..............        40      --           1      --           1      --         .03      --
                          -------   -------   -------   -------   -------   -------   -------   -------


         Total ........     7,003     2,156     2,390       181        59        15     20.98      2.42
                          =======   =======   =======   =======   =======   =======   =======   =======

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

(3) Includes 20 gross (6.75 net) shut-in wells; excludes 5 gross (2.55 net) water injection wells.

Undeveloped Acreage

         The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 28, 2003:

         State                           Gross Acres        Net Acres
         -----                           -----------       -----------

         Texas.......................         12,131             4,002
         Arkansas....................          2,428             1,214
                                         -----------       -----------

                        Total......           14,559             5,216
                                         ===========       ===========

         All of the Company's undeveloped leases in the State of Arkansas cover lands located in Miller County. In the absence of drilling activity which establishes commercial reserves sufficient to justify retention, the Company's leases on approximately 66.3% of its net acres will expire in fiscal 2004, 3.5% will expire in fiscal 2005, .7% will expire in fiscal 2006 and .3% will expire in fiscal 2007. The remaining approximate 29.2% of the Company's undeveloped acreage, which includes all of such acreage in the State of Arkansas and a portion of such acreage in Gregg, Montague and Smith Counties, Texas, is currently held in force by production. The Company has no ownership interest in the Miller County, Arkansas productive acreage.

Drilling Activity

         The following table sets forth the results of the Company's exploratory drilling activity for each of the three fiscal years ended February 28, 2003:

                                              Exploratory Wells
                 ---------------------------------------------------------------------------
 Fiscal Year                          Gross                          Net
    Ended        ------------------------------------   ------------------------------------
 February 28,    Productive      Dry         Total      Productive       Dry        Total
                 ----------   ----------   ----------   ----------   ----------   ----------
2001 .....                1         --             1           .25         --            .25
2002 .....             --             1            1          --            .08          .08
2003 .....             --           --           --           --           --           --
                 ----------   ----------   ----------   ----------   ----------   ----------

     Total                1            1            2          .25          .08          .33
                 ==========   ==========   ==========   ==========   ==========   ==========

The Company did not participate in drilling any development wells during the three fiscal years ended February 28, 2003, and, as of February 28, 2003, the Company was not in the process of drilling or completing any wells.

         Coal and Gravel Properties.

         As of February 28, 2003, the Company held 1,825 (456 net) acres of coal leases covering lands in La Plata County, Colorado. The leases were acquired in October 1990 and have remaining primary terms of approximately 12 years. No annual delay rentals or advance minimum royalties are required.

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

         In 1991, the Company purchased the surface estate, a 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of 200 additional acres in La Plata County adjacent to the 1,825 acre tract. The Company has not leased the remaining 25% interest in the coal. By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described 1,825 acre and 200 acre tracts. The Company has ended any plans to attempt to operate the Carbon Junction coal mine and is in the process of renewing its mine permit which expires on July 31, 2003 only so that the required reclamation work on the land affected by its prior mining operations can be completed. See "Item 1 - Description of Business - Carbon Junction Coal Mine." The Company expects, however, to continue the coal leases as they involve no significant expense to it.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended February 28, 2003 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock, $.04 par value, is traded in the over-the-counter market. The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 28, 2003 by quarters. Such quotations were furnished to the Company by the National
Quotation  Bureau,  LLC  and  were  supplied  by  The  National  Association  of

Securities Dealers ("NASD") through the NASD OTC Bulletin Board, the NASD's automated system for reporting NON-NASDAQ quotes and the National Quotation Bureau's Pink Sheets. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Period                                                          High       Low
------                                                          ----       ---

Fiscal Year Ended February 28,
 2002:
         Quarter Ended May 31, 2001                            $ 2.63    $ 2.13
         Quarter Ended August 31, 2001                           2.63      2.05
         Quarter Ended November 30, 2001                         2.63      2.25
         Quarter Ended February 28, 2002                         2.64      2.25

Fiscal Year Ended February 28,
 2003:
         Quarter Ended May 31, 2002                            $ 2.35    $ 2.35
         Quarter Ended August 31, 2002                           3.25      2.35
         Quarter Ended November 30, 2002                         3.70      2.85
         Quarter Ended February 28, 2003                         3.70      3.10

         As of May 16, 2003, the approximate number of holders of record of the common stock of the Company was 464.

         The Company did not pay any dividends during the two fiscal years ended February 28, 2003. There are currently no restrictions upon the Company's ability to pay dividends; however, the Company does not anticipate paying any dividends in fiscal 2004.

         The Company did not make any sales of its equity securities during the two fiscal years ended February 28, 2003.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7.

Results of Operations
---------------------

         The Company had a net loss of $49,706 ($.01 per share) in the fiscal year ended February 28, 2003 compared to a net loss of $288,091 ($.06 per share) in the fiscal year ended February 28, 2002. The reduction in the Company's loss in fiscal 2003 was due to improved gravel revenues and other income (expense) again became a significant income contributor as oil and gas revenues again declined materially.

         Oil and gas revenues decreased approximately $140,200 (12.6%) in the fiscal year ended February 28, 2003 due to the continued decline in the Company's oil and gas production sales volumes as, due to price increases occurring in the last half of the fiscal year, the Company's average oil price received for the year increased significantly and its average gas price received increased marginally. During the fourth quarter of fiscal 2003, oil and gas revenues increased approximately 40.1% compared to the prior year despite the production declines. Fees in the amount of $39,000 and $37,400 received by the Company in fiscal 2002 and 2003, respectively, for serving as operator of most of the Company's North Texas area properties are included in oil and gas revenues.

         Oil revenues declined approximately 11.0% from approximately $870,300 in the fiscal year ended February 28, 2002 to approximately $774,600 in the fiscal year ended February 28, 2003 as oil sales production levels fell from approximately 37,100 barrels to approximately 28,600 barrels (-22.9%). The effect of the lower sales production volumes was partially offset by an increase in the Company's average oil price received from approximately $23.46 per barrel to approximately $27.08 per barrel (+15.4%). Gas revenues decreased 21.6% to approximately $142,400 in fiscal 2003 from approximately $181,600 in fiscal 2002 reflecting an approximate 12,500 MCF decline in gas sales production volume (-23.3%) partially offset by an $.08 per MCF rise in the Company's average gas price received ($3.47 per MCF in fiscal 2003 vs. $3.39 per MCF in fiscal 2002). The increases in the Company's average oil and gas prices received that occurred durign fiscal 2003 were beneficial to the Company but such prices still remain far short of the levels reached in fiscal 2001. Non- material amounts of natural gas liquids revenues and sales volumes from the Company's principal producing property in Madison County, Texas and the North Texas area are excluded from the foregoing discussion.

         Revenues from the Madison County, Texas property again tracked overall results for fiscal 2003, decreasing approximately $123,700 (16.5%) due to lower production sales volumes offset somewhat by higher average oil and gas prices received; however, in the fourth quarter of fiscal 2003, revenues from this property increased approximately 36.4% reflecting the highest average oil and gas prices received for the fiscal year. The Madison County, Texas property has been fully developed for over three years, and the Company expects overall production from the property to continue to decline in fiscal 2004 while the secondary recovery project on the property is implemented. At February 28, 2003, the Company's independent petroleum engineers estimated proven undeveloped oil reserves attributable to the secondary recovery project on the property to be 594,315 barrels, an increase of 41,113 barrels (7.4%) from the prior year's estimate. Although the project had been approved in fiscal 2003 by the operator, the Company and the other working interest owners, final royalty owner and Texas Railroad Commission approvals were not obtained until mid-fiscal 2003. Unitization of the property was concluded and implementation of the project commenced as of December 1, 2002. Although the Company is counting on production from the waterflood to reverse the decline in oil revenues from this property, it is not expected to occur until fiscal 2005 at the very earliest due to the installation time for the waterflood and the substantial lag time between the initiation of water injection, the buildup of sufficient water volumes to push the incremental secondary oil reserves to producing wells and the actual production of the incremental reserves. Notwithstanding the Company's expectations with respect to the waterflood, it should again be emphasized that there can be no assurance that the secondary recovery project will be successful.

         During the fourth quarter of fiscal 2003, the Company was finally able to implement its previously agreed upon extension of Four Corners' gravel mining contract and surface lease. Pursuant to the extension, effective as of July 1, 2001, the Company receives a new road usage fee of $.27 per ton mined by Four Corners and the royalty rate for tonnage mined from the 9.9 acres added to the mining area was increased from $.35 to $.64 per ton. The Company also reduced the amount of rentals paid under Four Corners' surface lease from the Company to their pre-fiscal 2002 level and gave Four Corners a credit against the new royalty to be paid by it to the Company for the additional $20,000 in surface lease rentals paid by Four Corners in fiscal 2002 and 2003 pursuant to the previous arrangement. As a result of the foregoing, revenues from the Company's gravel operations increased approximately $205,100 (245.4%) in the fiscal year ended February 28, 2003 reflecting a one-time accrual of approximately $145,800 made in the fourth quarter for the new road usage fee and increased royalty income of approximately $79,300 (182.0%) for the year. Approximately $59,800 of the increase in royalty income was booked in the fourth quarter and reflected the increased royalty rate for the expanded mining area. Rentals received by the Company from its surface lease with Four Corners in fiscal 2003 were $20,000 less than the prior year due to the credit given by the Company to Four Corners under the extension arrangement. The Company had no coal revenues in either fiscal 2002 or 2003.

         The  expenses  of  the  Company's  oil  and  gas  operations  decreased approximately $160,600 (15.6%) in the fiscal year ended February 28, 2003 primarily as a result of an approximate $135,600 decline in depletion and depreciation expense and smaller reductions in the amount of lease operating expense (approximately $36,600, 5.6%) and lease impairment expense (approximately $13,500, 95.5%). The decline in depletion and depreciation expense was attributable to the Madison County, Texas property and was due to lower production sales volumes for the year and a lower per barrel amortization rate resulting from the higher oil and gas prices in effect at the fiscal 2003 year end as compared to the prior year. The lease operating expense decrease was also mainly attributable to the Madison County, Texas property as the Company was able to avoid the major workover expense on one well on the property that occurred in the prior year and declines in the other categories of lease operating expense (equipment repairs, production and ad valorem taxes and engineering expense) were offset by an increase in field payroll expense resulting from the addition of one employee in this area. The Company only incurred a nominal amount of lease impairment expense with respect to the Utley gas unit in Freestone County, Texas in fiscal 2003 compared to approximately $14,100 of such expense in fiscal 2002. Exploration expense was the only category of oil and gas operating expense to increase in fiscal 2003 rising approximately $25,100, or 105.2%. The increase in exploration expense was primarily due to approximately $47,100 in expired leasehold expense with respect to a prospect in Red River County, Texas and was partially offset by the lack of any dry hole expense during the year. In fiscal 2002, the Company incurred approximately $19,800 in such expense with respect to its interest in an exploratory well drilled in Wilbarger County, Texas.

         The expenses of the Company's coal and gravel operations fell approximately $9,300 (16.2%) during the fiscal year ended February 28, 2003 due to the savings resulting from no longer having an employee on the property and the absence of any engineering expense during the year. In fiscal 2002, the Company incurred the expense of obtaining a required updated engineering report with respect to the sediment pond located on the site of the Company's former coal operations as a part of its reclamation efforts. Increased depletion expense of approximately $6,800 with respect to the additional tonnage mined by Four Corners on the expanded mining area partially offset the payroll and engineering expense savings.

         Real estate development expense decreased approximately $19,900 (46.5%) during fiscal 2003 as compared to the prior year. In fiscal 2002, the Company incurred legal fees in its negotiations with Mercy for it to acquire a portion of the Company's proposed "Oakridge at Durango" planned real estate development at Durango, Colorado for a new Hospital site, location maintenance expenses and expenses related to preparing and printing a brochure to be used to identify and market the proposed development. In fiscal 2003, the Company did not incur any local maintenance or brochure expenses and its legal fees for the year were less after Mercy in mid-year selected another site to build the new Hospital.

         General and administrative expense increased approximately $22,600 (5.1%) in the fiscal year ended February 28, 2003 due to increased employee benefit expense of approximately $22,800 attributable to including family members of employees under the Company's health insurance plan. Increases in general and administrative expense resulting from the initial installation and operation of the Company's web site and in payroll, governmental and shareholder reporting and general depreciation expenses were counterbalanced by reductions in legal, travel and engineering expenses and the absence of any office redecorating expense.

         Other income (expense) changed from an approximate $8,700 expense item in fiscal 2002 to an approximate $88,400 income item in fiscal 2003, an improvement of approximately $97,100, with the interest income and other, net component of the item being mainly responsible for the improvement. Interest income alone fell approximately $94,800 (64.2%) due to the effect of lower rates as dividend income was approximately the same in both years. The increase in other, net income, however, more than covered the decline in interest and dividend income. In fiscal 2003, the Company recognized a gain on the sale of its workover rig of approximately $38,700. In addition, the Company's loss from its interest in a limited partnership which owns and operates a gas pipeline was approximately $53,500 lower than in the prior year. In fiscal 2002, the Company also incurred an approximate $102,600 loss on its equity investment available for sale. There was no comparable loss or other expense incurred in fiscal 2003. Gains on sales of oil and gas properties were minor and at approximately the same level in fiscal 2002 and 2003.

         The Company's provisions for income tax benefit in fiscal 2002 and 2003 were lower than what would be expected to be the case if such provisions were computed by applying the U.S. Federal corporate tax rate to the pretax losses in such years as the result of the effect of state and local income taxes and revisions of prior year provision estimates.

         The Company's weighted average shares outstanding decreased approximately .8% in the fiscal year ended February 28, 2003 due to the purchase of approximately 48,200 shares of the Company's stock made by the Company from non-affiliates during the year.

Financial Condition and Liquidity
---------------------------------

         During fiscal 2003, the Company's expenditures continued to be tightly controlled and its activity level reduced as the Company did not participate in any exploratory or development drilling and husbanded its cash for utilization on the Company's proposed secondary recovery project on its Madison County, Texas property and its proposed real estate development at Durango, Colorado. Nevertheless, cash and cash equivalents were reduced by approximately $48,800 at year end.

         The Company's operating activities contributed approximately $252,200 in funds (down approximately $33,000 from fiscal 2002) despite the significant decline in oil and gas revenues that occurred during the year. The Company's investing activities used approximately $140,800 in funds as additions to oil and gas properties, real estate held for development and other property and equipment aggregating approximately $241,500 were substantially greater than proceeds from the sales of oil and gas properties, the Company's workover rig and other property totaling approximately $100,700. The Company's financing activities (entirely purchases of the Company's common stock) used approximately $160,200 in funds. At February 28, 2003, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale aggregated approximately $3,636,200.

         Although current oil and gas prices have retreated somewhat from their fiscal 2003 year end levels, the Company believes that oil and gas prices in fiscal 2004 will likely not fall below fiscal 2003 levels. Consequently, the Company expects to fund its contemplated operations during fiscal 2004 and any purchases of the Company's stock that it makes from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and any cash flow from its oil and gas properties. The Company anticipates that the cash flow from its oil and gas properties in fiscal 2004 will again be below that which resulted in fiscal 2003, even if product prices are at the same levels, due to the institution of the secondary recovery project on the Madison County, Texas property during the year which will reduce revenues from the property during the installation and initial water injection periods. The Company should benefit, however, from the release of approximately one-half of the Company's $817,700 coal mine reclamation bond to the State of Colorado sometime during the first half of the year.

         Whether the Company will need to secure additional financing in fiscal 2004 is strictly dependent upon if and when the Company obtains the necessary governmental approvals to be able to proceed with its Colorado real estate development. If the Company is successful in obtaining such approvals by mid-year, the Company may need to secure financing, possibly by as early as the latter part of fiscal 2004 or the first part of fiscal 2005, to be able to complete the infrastructure for the first phase of the development and the construction of an alternate access road to the property. The Company's existing cash reserves should be sufficient to allow the Company to initiate both projects. If such approvals continue to be delayed, however, as has been the case for much of fiscal 2003 and all of fiscal 2004 to date, additional financing may not be needed by the Company until the mid to latter part of fiscal 2005. To obtain such financing, the Company will likely explore possible sales of the Company's equity securities in the public markets or obtaining bank borrowings. The Company will also explore selling parts of the property to other companies who would develop specific portions of it. During fiscal 2003, the Company received a number of very positive site location inquiries from third parties as well as significant interest from substantial builders/developers who expressed interest in participating in the property. There can be no assurance that any of these financing options will be available to the Company when needed.

Critical Accounting Policies and Estimates
------------------------------------------

The foregoing discussion and analysis of the Company's results of operations and financial condition and liquidity is based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company's significant accounting policies are described in Note B to the financial statements. In response to Securities and Exchange Commission ("SEC") Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified certain of these policies as being of particular importance to the portrayal of the Company's results of operations and financial position and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company's financial statements:

Successful Efforts Method of Accounting: The Company accounts for its natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells, costs to acquire mineral interests and three-dimensional (3-D) seismic costs are capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses including two-dimensional (2-D) seismic costs and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized.

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive but actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells may be drilled that target geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. The evaluation of oil and gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

The successful efforts method of accounting can have a significant impact on the operational results reported when the Company is entering a new exploratory area in hopes of funding an oil and gas field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed.

Reserve Estimates: The Company's estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection  of  future  rates  of  production  and  the  timing  of  development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company's oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates and such variances may be material.

Impairment of Oil and Gas Properties: The Company reviews its oil and gas properties for impairment at least annually and whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its oil and gas properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require the Company to record an impairment of the recorded book values associated with oil and gas properties. The Company has recognized impairments this year and in prior years and there can be no assurance that impairments will not be recognized in the future.

Forward-Looking Statements
--------------------------

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

         Among the factors that could cause actual results to differ materially are crude oil and natural gas price fluctuations, failure to achieve expected production and the timing of receipt of revenues from existing and future exploration and development projects (including, particularly, the recently implemented secondary recovery project on the Madison County, Texas property), higher than estimated coal reclamation costs and delays with respect to, or failure to obtain, governmental permits and approvals necessary to proceed with real estate development. In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

ITEM 7.  FINANCIAL STATEMENTS.

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Auditors                                                29

Balance Sheets as of February 28, 2003 and 2002                               30

Statements of Operations for the years ended
  February 28, 2003 and 2002                                                  32

Statements of Stockholders' Equity for the
  years ended February 28, 2003 and 2002                                      33

Statements of Cash Flows for the years ended
  February 28, 2003 and 2002                                                  34

Notes to Financial Statements                                                 35

Supplemental Oil and Gas Data (Unaudited)                                     45

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of Oakridge Energy, Inc.

We have audited the accompanying balance sheets of Oakridge Energy, Inc., a Utah corporation, as of February 28, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 28, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





Fort Worth, Texas
April 17, 2003


                              OAKRIDGE ENERGY, INC.

                                 BALANCE SHEETS


                                                                 February 28,
                                                               2003         2002
                                                            ----------   ----------
Assets
Current assets:
    Cash and cash equivalents                               $3,375,427   $3,424,261
    Trade accounts receivable                                  274,869       79,296
    Federal income taxes receivable                               --        321,739
    Investment securities available for sale                   260,817      239,304
    Prepaid expenses and other                                  21,196       17,062
                                                            ----------   ----------
Total current assets                                         3,932,309    4,081,662

Oil and gas properties, at cost, using the successful
    efforts method of accounting:
    Proved developed properties                              6,651,197    6,641,165
    Less accumulated depletion and depreciation              6,058,833    5,858,985
                                                            ----------   ----------
                                                               592,364      782,180
    Unproved properties                                        177,833      219,876
                                                            ----------   ----------
Net oil and gas properties                                     770,197    1,002,056

Coal and gravel properties, at cost:
    Undeveloped properties                                   5,850,424    5,850,424
    Mining and service equipment                             2,461,783    2,461,783
                                                            ----------   ----------
                                                             8,312,207    8,312,207
    Less accumulated depletion and depreciation              8,027,008    8,005,561
                                                            ----------   ----------
Net coal and gravel properties                                 285,199      306,646

Other property and equipment, net of accumulated
    depreciation of $352,062 in 2003 and $353,192 in 2002      162,884      135,199

Real estate held for development                             2,941,989    2,839,668

Other non-current assets                                       875,074      886,858
                                                            ----------   ----------

Total assets                                                $8,967,652   $9,252,089
                                                            ==========   ==========




See accompanying notes.


                              OAKRIDGE ENERGY, INC.

                           BALANCE SHEETS (continued)


                                                                February 28,
                                                             2003          2002
                                                         -----------   -----------
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                     $   112,692   $    78,178
    Accrued expenses                                          75,071        85,621
    Deferred income taxes                                     21,585        13,682
                                                         -----------   -----------
Total current liabilities                                    209,348       177,481

Reserve for reclamation costs                                319,019       409,430
Deferred income taxes                                        115,030       144,545
                                                         -----------   -----------
Total liabilities                                            643,397       731,456

Commitments and contingencies                                   --            --

Stockholders' equity:
    Common stock, par value $.04 per share, 20,000,000
      shares authorized, 10,157,803 shares issued            406,312       406,312
    Additional paid-in capital                               805,092       805,092
    Retained earnings                                     16,951,167    17,000,873
    Accumulated other comprehensive income                    36,801        23,242
                                                         -----------   -----------
                                                          18,199,372    18,235,519
Less treasury stock, at cost; 5,787,313 shares in 2003
    and 5,739,096 in 2002                                  9,875,117     9,714,886
                                                         -----------   -----------
Total stockholders' equity                                 8,324,255     8,520,633
                                                         -----------   -----------

Total liabilities and stockholders' equity               $ 8,967,652   $ 9,252,089
                                                         ===========   ===========

















See accompanying notes.

                              OAKRIDGE ENERGY, INC.

                            STATEMENTS OF OPERATIONS


                                                       Year Ended February 28,
                                                         2003           2002
                                                     -----------    -----------
Revenues:
    Oil and gas                                      $   968,252    $ 1,108,448
    Gravel                                               288,707         83,585
                                                     -----------    -----------
                                                       1,256,959      1,192,033

Operating expenses:
    Oil and gas:
      Depletion and depreciation                         202,096        337,708
      Lease operating                                    614,088        650,710
      Lease impairment                                       642         14,095
      Exploration costs                                   48,965         23,867
                                                     -----------    -----------
                                                         865,791      1,026,380

    Coal and gravel                                       47,848         57,113
    Real estate development                               22,837         42,707
    General and administrative                           467,520        444,917
                                                     -----------    -----------
Total operating expenses                               1,403,996      1,571,117
                                                     -----------    -----------

Loss from operations                                    (147,037)      (379,084)

Other income (expense):
    Interest income and other, net                        85,385        (12,342)
    Gain on sales of oil and gas properties                3,029          3,681
                                                     -----------    -----------
Total other income (expense)                              88,414         (8,661)
                                                     -----------    -----------

Loss before income taxes                                 (58,623)      (387,745)

Income tax benefit                                        (8,917)       (99,654)
                                                     -----------    -----------

Net loss                                             $   (49,706)   $  (288,091)
                                                     ===========    ===========

Basic and diluted loss per common share              $     (0.01)   $     (0.06)
                                                     ===========    ===========

Weighted average common shares outstanding             4,403,740      4,440,284
                                                     ===========    ===========











See accompanying notes.


                              OAKRIDGE ENERGY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended February 28, 2003 and 2002
                                                                                       Accumulated
                                                      Additional                          other
                                       Common          paid-in          Retained      comprehensive
                                       stock           capital          earnings      income (loss)
                                   -------------    -------------    -------------    -------------
Balance at March 1, 2001           $     406,312    $     805,092    $  17,288,964    $     (63,910)

Purchases of treasury stock                 --               --               --               --

Net loss                                    --               --           (288,091)            --

Change in unrealized gain (loss)
    on investment securities,
    net of income taxes                     --               --               --             87,152
                                   -------------    -------------    -------------    -------------

Comprehensive loss for year


Balance at February 28, 2002             406,312          805,092       17,000,873           23,242

Purchases of treasury stock                 --               --               --               --

Net loss                                    --               --            (49,706)            --

Change in unrealized gain (loss)
    on investment securities,
    net of income taxes                     --               --               --             13,559
                                   -------------    -------------    -------------    -------------

Comprehensive loss for year


Balance at February 28, 2003       $     406,312    $     805,092    $  16,951,167    $      36,801
                                   =============    =============    =============    =============


                                     Treasury                        Comprehensive
                                      stock              Total       income (loss)
                                   -------------    -------------    -------------

Balance at March 1, 2001           $  (9,596,982)   $   8,839,476

Purchases of treasury stock             (117,904)        (117,904)

Net loss                                    --           (288,091)   $    (288,091)

Change in unrealized gain (loss)
    on investment securities,
    net of income taxes                     --             87,152           87,152
                                   -------------    -------------    -------------

Comprehensive loss for year                                          $    (200,939)
                                                                     =============

Balance at February 28, 2002          (9,714,886)       8,520,633

Purchases of treasury stock             (160,231)        (160,231)

Net loss                                    --            (49,706)   $     (49,706)

Change in unrealized gain (loss)
    on investment securities,
    net of income taxes                     --             13,559           13,559
                                   -------------    -------------    -------------

Comprehensive loss for year                                          $     (36,147)
                                                                     =============

Balance at February 28, 2003       $  (9,875,117)   $   8,324,255
                                   =============    =============


See accompanying notes.


                              OAKRIDGE ENERGY, INC.

                            STATEMENTS OF CASH FLOWS


                                                                Year Ended February 28,
                                                                   2003           2002
                                                               -----------    -----------
Operating Activities
    Net loss                                                   $   (49,706)   $  (288,091)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depletion and depreciation                                   256,229        379,085
      Gain on sales of oil and gas properties                       (3,029)        (3,681)
      Gain on sales of property and equipment                      (38,711)        (2,000)
      Loss on sales and redemptions of investment securities          --          102,570
      Loss on investment in limited partnership                     11,784         65,253
      Abandoned leaseholds                                          48,964          4,127
      Oil and gas lease impairment                                     642         14,095
      Deferred income taxes                                        (29,565)       112,812
      Changes in operating assets and liabilities:
        Trade accounts receivable                                 (195,573)       107,167
        Federal income taxes receivable                            321,739       (234,490)
        Prepaid expenses and other                                  (4,134)          (731)
        Accounts payable and accrued expenses                       23,964         32,684
        Reserve for reclamation costs                              (90,411)        (3,570)
                                                               -----------    -----------
Net cash provided by operating activities                          252,193        285,230

Investing Activities
    Additions to oil and gas properties                            (20,132)        (4,139)
    Additions to real estate held for development                 (116,338)       (56,663)
    Additions to other property and equipment                     (105,034)       (25,464)
    Proceeds from sales of oil and gas properties                    3,318          8,251
    Proceeds from sales of property and equipment                   97,390          2,000
    Investment in limited partnership                                 --           (5,000)
                                                               -----------    -----------
Net cash used in investing activities                             (140,796)       (81,015)

Financing Activity
    Purchases of treasury stock                                   (160,231)      (117,904)
                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents               (48,834)        86,311
Cash and cash equivalents at beginning of year                   3,424,261      3,337,950
                                                               -----------    -----------

Cash and cash equivalents at end of year                       $ 3,375,427    $ 3,424,261
                                                               ===========    ===========




See accompanying notes.

                              OAKRIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                February 28, 2003




A.   Nature of Business

Oakridge Energy, Inc. (the "Company") is engaged in the exploration for and development, production and sale of oil and gas primarily in Texas. The Company also receives lease and royalty income from gravel deposits in Colorado and holds certain real estate in Colorado for development. The Company was incorporated in Utah in 1969 and its executive offices are located in Wichita Falls, Texas.


B.   Significant Accounting Policies

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the statements of stockholders' equity. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accounts receivable and accounts payable approximates their carrying amounts due to the relatively short maturity of their instruments.

                              OAKRIDGE ENERGY, INC.

B.   Significant Accounting Policies - continued

Cash and Cash Equivalents

Cash equivalents of approximately $2,850,000 and $2,805,000 at February 28, 2003 and 2002, respectively, consisted of interest-bearing cash deposits. The Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplemental disclosure of cash flow information:

                                  2003         2002
                               ----------   ----------

Interest paid                  $     --     $     --
                               ==========   ==========

Income taxes paid              $   21,216   $   19,178
                               ==========   ==========

The changes in the unrealized gain (loss) on investment securities, net of the related income tax effects, of approximately $14,000 and $87,000 for the years ended February 28, 2003 and 2002, respectively, are non-cash transactions for purposes of the cash flow statements.

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

Investment Securities

Investment securities consist of a certificate of deposit with a bank and equity securities. The Company's investments are classified at the time of purchase into one of three categories as follows:

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

                              OAKRIDGE ENERGY, INC.

B.   Significant Accounting Policies - continued

Investment Securities - continued

         o Available for Sale Securities - Debt and equity securities not classified as held to maturity securities or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects).

The Company did not have any securities classified as held to maturity or trading as of February 28, 2003 or 2002.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No impairment charges were recorded during 2003 or 2002.

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

                              OAKRIDGE ENERGY, INC.

B.   Significant Accounting Policies - continued

Coal and Gravel Properties - continued

In 1994, the Company recorded an impairment allowance for substantially all the carrying value of the undeveloped coal properties and related assets. The Company also has a reserve approximating $319,000 and $409,000 at February 28, 2003 and 2002, respectively, for estimated costs associated with the reclamation of the property surrounding and including the Company's coal mining operations. The reserve is based on an outside engineer's estimate and is included as a long-term liability in the accompanying balance sheets.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is periodically evaluated under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of
Long-Lived Assets. SFAS No. 144 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

Under SFAS No. 144, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis. On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows. During 2003 and 2002, the Company recorded impairment losses of approximately $600 and $14,000, respectively, related to its proved oil and gas properties. The fair values of the impaired proved oil and gas properties were determined by using the present value of expected future cash flows. If estimated future cash flows are not achieved with respect to certain fields, further write-downs may be required.

                              OAKRIDGE ENERGY, INC.

B.   Significant Accounting Policies - continued

Investment in Partnership

The Company uses the equity method of accounting for its investment in partnership. The investment in partnership of approximately $58,000 and $70,000 at February 28, 2003 and 2002, respectively, are included in other non-current assets in the accompanying balance sheets. The Company recognized losses pertaining to its interest in the partnership of approximately $12,000 and $65,000 during 2003 and 2002, respectively, which are included in interest income and other, net in the accompanying statements of operations.

Revenue Recognition

The Company recognizes revenue as oil and gas are produced based on contracted or estimated sales prices. Estimated revenue is subject to adjustments based on final settlement. Such adjustments are reflected in revenue when received.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income (loss) (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years and quarters presented herein, basic and diluted earnings (loss) per common share are the same.

                              OAKRIDGE ENERGY, INC.

C.   Investment Securities

The amortized cost and fair values of investment securities available for sale, as of February 28, are as follows:

                                   Gross         Gross
                     Amortized   Unrealized   Unrealized      Fair
     2003              Cost        Gains        Losses       Value
-----------------   ----------   ----------   ----------   ----------

Equity securities   $  202,430   $   58,387   $     --     $  260,817
                    ==========   ==========   ==========   ==========


                                   Gross         Gross
                     Amortized   Unrealized   Unrealized      Fair
     2002              Cost        Gains        Losses       Value
-----------------   ----------   ----------   ----------   ----------



Equity securities   $  202,430   $   36,874   $     --     $  239,304
                    ==========   ==========   ==========   ==========




D.   Income Taxes

The Company's income tax expense (benefit) attributable to income (loss) from continuing operations consists of the following:

                                  Current       Deferred         Total
                                -----------    -----------    -----------
Year ended February 28, 2003:
     U.S. Federal               $       784    $   (28,679)   $   (27,895)
     State and local                 19,864           (886)        18,978
                                -----------    -----------    -----------

                                $    20,648    $   (29,565)   $    (8,917)
                                ===========    ===========    ===========

                                  Current       Deferred         Total
                                -----------    -----------    -----------
Year ended February 28, 2002:
     U.S. Federal               $  (233,702)   $   109,428    $  (124,274)
     State and local                 21,236          3,384         24,620
                                -----------    -----------    -----------

                                $  (212,466)   $   112,812    $   (99,654)
                                ===========    ===========    ===========

                              OAKRIDGE ENERGY, INC.

D.   Income Taxes - continued

Income tax expense (benefit) for the years presented differs from the "expected" federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax income (loss), as a result of the following:

                                                            2003         2002
                                                         ---------    ---------

Computed "expected" tax expense (benefit)                $ (19,932)   $(131,833)
State and local income taxes, net of federal income
  tax benefit                                               13,111       16,250
Other, primarily revision of prior year provision
  estimate                                                  (2,096)      15,929
                                                         ---------    ---------

                                                         $  (8,917)   $ (99,654)
                                                         =========    =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at February 28, are presented below:

                                                            2003         2002
                                                         ---------    ---------
Deferred tax assets:
   Net operating loss carryforward                       $  30,166    $    --
   Alternative minimum tax credit
     carryforward                                           98,607       96,904
   Reserve for reclamation costs                           117,941      151,366
                                                         ---------    ---------
                                                           246,714      248,270

Deferred tax liabilities:
   Oil and gas properties and other property and
     equipment, principally due to depletion and
     depreciation                                         (309,399)    (332,591)
   Coal properties, principally due to differences
     in depletion                                          (52,345)     (60,274)
   Unrealized gain on investment securities
     available for sale                                    (21,585)     (13,632)
                                                         ---------    ---------
                                                          (383,329)    (406,497)
                                                         ---------    ---------
Net deferred tax asset (liability)                       $(136,615)   $(158,227)
                                                         =========    =========

Included in the balance sheet as:
  Deferred income taxes, current                         $ (21,585)   $ (13,632)
  Deferred income taxes, non-current                      (115,030)    (144,595)
                                                         ---------    ---------
Net deferred tax asset (liability)                       $(136,615)   $(158,227)
                                                         =========    =========

                              OAKRIDGE ENERGY, INC.

D.   Income Taxes - continued

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded. At February 28, 2003, the Company has an alternative minimum tax credit carryforward of approximately $99,000, which has no expiration date and is available to reduce the Company's future taxable income. Additionally, the Company has a net operating loss carryforward of approximately $82,000, which will expire in fiscal 2023 and is available to reduce the Company's future taxable income.


E.   Segment Information and Major Customers

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in oil and gas, coal and gravel activities and real estate development. The Company has identified such segments based on management responsibility and the nature of the Company's products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income
(loss) from operations. Business segment assets are those assets controlled by each reportable segment. The following table sets forth certain information about the financial information of each segment for the years ended February 28,:

                                                         2003           2002
                                                     -----------    -----------

Business segment revenue:
   Oil and gas                                       $   968,252    $ 1,108,448
   Gravel                                                288,707         83,585
                                                     -----------    -----------

                                                     $ 1,256,959    $ 1,192,033
                                                     ===========    ===========


Business segment profit (loss):
   Oil and gas                                       $   102,461    $    82,068
   Coal and gravel                                       240,859         26,472
   Real estate development                               (22,837)       (42,707)
   General corporate                                    (467,520)      (444,917)
                                                     -----------    -----------

Loss from operations                                    (147,037)      (379,084)

Interest income and other, net                            85,385        (12,342)
Gain on sales of oil and gas properties                    3,029          3,681
                                                     -----------    -----------

Loss before income taxes                             $   (58,623)   $  (387,745)
                                                     ===========    ===========

                              OAKRIDGE ENERGY, INC.

E.   Segment Information and Major Customers - continued


                                                         2003           2002
                                                     -----------    -----------
Business segment assets:
   Depreciation, depletion and amortization:
     Oil and gas                                     $   202,096    $   337,708
     Coal and gravel                                      21,448         14,700
     Real estate development                              14,016         14,318
     General corporate                                    18,669         12,359
                                                     -----------    -----------

                                                     $   256,229    $   379,085
                                                     ===========    ===========

   Capital expenditures:
     Oil and gas                                     $    20,132    $     4,139
     Real estate development                             116,338         56,663
     General corporate                                   105,034         25,464
                                                     -----------    -----------

                                                     $   241,504    $    86,266
                                                     ===========    ===========

   Total assets:
     Oil and gas                                     $ 4,739,858    $ 4,815,249
     Coal and gravel                                     285,199        306,646
     Real estate development                           2,941,989      2,839,668
     General corporate                                 1,000,606      1,290,526
                                                     -----------    -----------

                                                     $ 8,967,652    $ 9,252,089
                                                     ===========    ===========



Oil sales to two customers, which accounted for more than 10% of the Company's total oil sales, approximated $578,000 (75%) and $143,000 (18%) for the year ended February 28, 2003. Two customers accounted for approximately $633,000 (73%) and $146,000 (17%) of the Company's total oil sales for the year ended February 28, 2002. Gas sales to two customers approximated $106,000 (75%) and $15,000 (11%) of the Company's total gas sales for the year ended February 28, 2003. One customer accounted for approximately $137,000 (76%) of the Company's gas sales for the year ended February 28, 2002. Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $364,000 and $415,000 in 2003 and 2002, respectively.


F.   Related Party Transactions

In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and affiliates also own interests. During fiscal 2003, the Company purchased 26,700 shares of the Company's common stock from a related party at $3.50 per share, which approximated the share price paid by the Company to other unaffiliated stockholders. No such purchases of common stock from related parties occurred during fiscal 2002.

                              OAKRIDGE ENERGY, INC.

G.   Commitments and Contingencies

The Company is subject to certain claims and litigation arising in the normal course of business. In the opinion of management, the outcome of such matters will not have a materially adverse effect on the results of operations or financial position of the Company.

As of February 28, 2003 and 2002, the Company has pledged interest-bearing cash deposits approximating $817,000 to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation based on future operations with respect to coal and gravel properties. These pledged cash deposits are included in other non-current assets in the accompanying balance sheets.


H.   Quarterly Operating Results (Unaudited)

Quarterly results of operations for 2003 and 2002 were as follows:

               2003                    First         Second          Third         Fourth         Full
                                      Quarter        Quarter        Quarter        Quarter        Year
---------------------------------   -----------    -----------    -----------    -----------   -----------
Total revenues                          284,968        264,882        245,474        461,635   $ 1,256,959
Income (loss) from operations           (71,655)       (76,525)       (65,195)        66,338      (147,037)
Net income (loss)                       (10,837)       (38,145)       (31,278)        30,554       (49,706)
Basic and diluted earnings (loss)
   per common share                         .00           (.01)          (.01)           .01          (.01)

During the fourth quarter of fiscal 2003, the Company recorded additional gravel revenues of approximately $186,000 (before income taxes) as a result of renegotiating the royalty it receives in regards to the gravel mined from the Company's Colorado real estate property (approximately $92,000 recorded for the first three quarters of fiscal 2003).

               2003                    First         Second          Third         Fourth         Full
                                      Quarter        Quarter        Quarter        Quarter        Year
---------------------------------   -----------    -----------    -----------    -----------   -----------

Total revenues                      $   388,263    $   330,254    $   273,147    $   200,369   $ 1,192,033
Income (loss) from operations           (60,338)       (23,806)       (49,843)      (245,097)     (379,084)
Net income (loss)                        (3,089)        13,222         (7,238)      (290,986)     (288,091)
Basic and diluted earnings
   (loss) per common share                  .00            .00            .00           (.06)         (.06)

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

                              OAKRIDGE ENERGY, INC.
                    SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)



The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 28, follows:

                                                          2003          2002
                                                      -----------   -----------

Acquisition of unproved properties                    $    20,132   $     4,139
                                                      ===========   ===========

Exploration costs                                     $    48,965   $    23,867
                                                      ===========   ===========

Results of Operations for Producing Activities

The following table presents the results of operations for the Company's oil and gas producing activities for the years ended February 28,:

                                                         2003           2002
                                                     -----------    -----------

Revenues                                             $   968,252    $ 1,108,448
Production costs                                        (614,088)      (650,710)
Depletion, depreciation, and valuation
  provisions                                            (202,738)      (351,803)
Exploration costs                                        (48,965)       (23,867)
                                                     -----------    -----------
                                                         102,461         82,068
Income tax expense                                        34,837         27,903
                                                     -----------    -----------
Results of operations for producing activities
  (excluding corporate overhead and interest
  costs)                                             $    67,624    $    54,165
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

                              OAKRIDGE ENERGY, INC.

Reserve Quantity Information - continued

                                                         Oil            Gas
                                                       (Bbls.)         (MCF)
                                                    ------------    -----------

Proved developed and undeveloped reserves:

  Balance at March 1, 2001                               695,779        282,082
     Revisions of previous estimates                      28,625         48,651
     Production                                          (36,271)       (65,258)
                                                    ------------    -----------

  Balance at February 28, 2002                           688,133        265,475
     Revisions of previous estimates                      35,096        (78,601)
     Production                                          (28,015)       (45,720)
                                                    ------------    -----------

  Balance at February 28, 2003                           695,214        141,154
                                                    ============    ===========

Proved developed reserves:

  February 28, 2001                                      192,227        282,082
                                                    ============    ===========

  February 28, 2002                                      134,931        265,475
                                                    ============    ===========

  February 28, 2003                                      100,899        141,154
                                                    ============    ===========

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

                              OAKRIDGE ENERGY, INC.

Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves - continued

February 28, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

                                                       2003            2002
                                                   ------------    ------------

Future cash inflows                                $ 23,675,638    $ 13,617,067
Future production and development costs              (6,058,249)     (5,160,595)
Future income tax expenses                           (2,314,200)     (1,166,999)
                                                   ------------    ------------

Future net cash flows                                15,303,189       7,289,473

10% annual discount for estimated timing of cash
  flows                                              (3,945,469)     (1,989,613)
                                                   ------------    ------------

Standardized measure of discounted future net
  cash flows                                       $ 11,357,720    $  5,299,860
                                                   ============    ============



Beginning of year                                  $  5,299,860    $  9,925,990
  Sales of oil and gas, net of production costs        (354,164)       (457,738)
  Extensions, discoveries, and improved
     recoveries, less  related costs                    295,654         295,654
  Accretion of discount                                 529,986         992,599
  Net change in sales and transfer prices, net of
     production costs                                 5,330,972      (4,210,958)
  Net change in income taxes                         (2,301,325)      1,799,551
  Changes in production rates (timing and other)      1,864,530      (2,984,306)
  Revisions of previous quantities                      692,207         (60,932)

                                                   ------------    ------------

End of year                                        $ 11,357,720    $  5,299,860
                                                   ============    ============

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company did not change its independent public accountants or have any disagreements with them on accounting and financial disclosure issues in the fiscal year ended February 28, 2003.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 2003 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 2003 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The Company does not have any securities authorized for issuance under equity compensation plans. The remainder of the information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 2003 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference to the definitive proxy statement for the Company's Annual Meeting of Stockholders for the fiscal year ended February 28, 2003 to be filed with the SEC not later than 120 days after the end of such year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

                  (3)(ii) By-Laws of the Company dated May 23, 1975 filed as Exhibit A(4) to Form 10 and incorpo rated herein by reference.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

ITEM 14. CONTROLS AND PROCEDURES.

         Sandra Pautsky, the Company's President and principal executive officer, and Carol J. Cooper, the Company's principal financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures [as defined in Rule 13a-14(c) of The Securities Exchange Act of 1934 (the "Act")] as of a date within 90 days of the filing date of this report and have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

DATE: May 28, 2003


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Sandra Pautsky                             By /s/ Carol J. Cooper
  --------------------------                        ----------------------------
  Sandra Pautsky, President                         Carol J. Cooper, Principal
    (Principal Executive                              Financial Officer and
    Officer) and Director                             Accounting Officer

DATE: May 28, 2003                                DATE: May 28, 2003




By /s/ Danny Croker                               By /s/ Randy Camp
  --------------------------                        ----------------------------
  Danny Croker, Director                            Randy Camp, Director


DATE: May 28, 2003                                DATE: May 28, 2003

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

         (3)(ii) By-laws - By-Laws of the Registrant dated May 23, 1975 filed as Exhibit A(4) to Form 10 and incor porated herein by reference.

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

         (16)     Letter on change in certifying accountant - not appli cable.

         (18)     Letter on change in accounting principles - not appli cable.

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

                                  CERTIFICATION


         I, Sandra Pautsky, President and Principal Executive Officer of Oakridge Energy, Inc. certify that:

         1. I have reviewed this annual report on Form 10-KSB of Oakridge Energy, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 28, 2003                             By /s/ Sandra Pautsky
                                                 -------------------------------
                                                 Sandra Pautsky, President and
                                                    Principal Executive Officer
                                                    of Oakridge Energy, Inc.

                                  CERTIFICATION


         I, Carol J. Cooper, Principal Financial Officer of Oakridge Energy, Inc. certify that:

         1. I have reviewed this annual report on Form 10-KSB of Oakridge Energy, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 28, 2003                                 By /s/ Carol J. Cooper
                                                     ---------------------------
                                                     Carol J. Cooper, Principal
                                                        Financial Officer of
                                                        Oakridge Energy, Inc.