Form 10KSB/A
period 2003-02-28
OAKRIDGE ENERGY INC
filed 2003-06-16
CIK 216748

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

                          4,360,490 as of June 9, 2003


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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT.

Directors and Executive Officers

         The following table provides certain information pertaining to the Company's directors and executive officers:

                          Business Experience                 Year First
                         and Current Positions                  Became
  Name and Age                With Company                     Director
-------------------    ---------------------------            ----------

Sandra Pautsky - 61    Chairperson of the Board                  1986
                       of Directors of the Company
                       since July 1998,
                       President since June 1998
                       and Secretary-Treasurer
                       since May 1992

Danny Croker - 54      Vice President and Assistant              1992
                       Secretary - Treasurer of the
                       Company since May 1992 and
                       owner of Exlco, Inc., oil
                       and gas operations

Randy Camp - 50        Partner in the firm of Moore,             1992
                       Camp, Phillips & Co., L.L.P.
                       (or its predecessor firms),
                       Certified Public Accountants,
                       Wichita Falls, Texas for more
                       than the past five years

Carol J. Cooper - 56   Certified Public Accountant,              N/A
                       Principal Accounting Officer
                       of the Company since July
                       1998 and Principal Financial
                       Officer of the Company since
                       October 2002; from December
                       1997 to July 1998 employed in
                       the Company's accounting
                       department


         Danny Croker is Sandra Pautsky's stepbrother. There are no other family relationships among any of the directors or executive officers of the Company. Sandra Pautsky may be considered to be the parent of the Company by virtue of her beneficial ownership of approximately 70% of the Company's outstanding common stock and her positions with the Company. See "Item 11.-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters." Each of the directors and executive officers holds office from the date of his or her election for a period of one year or until his or her successor has been elected. None of the directors or executive officers is involved in any legal proceedings in which he or she is a party adverse or has a material interest adverse to the Company. None of the directors or executive officers has been involved in any legal proceedings which are material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

         Based solely on the Company's review of copies of forms it received and on written representations from the foregoing persons, the Company believes that during the fiscal year ended February 28, 2003 all filing requirements under
Section 16(a) of the Exchange Act were met on a timely basis by such persons.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth information regarding compensation for services in all capacities to the Company for the three fiscal years ended February 28, 2003 of the Company's Chief Executive Officer. No executive officer of the Company received total annual salary and bonus exceeding $100,000 in any of such years.

     Name and                     Annual Compensation        All Other
Principal Position      Year     Salary          Bonus     Compensation(1)
------------------      ----     ------          -----     ---------------

Sandra Pautsky          2003   $ 85,000        $  7,083        $ 204
President and           2002     85,000           7,083          204
 Principal Executive    2001     85,000           7,083          204
 Officer
-------------------

(1) All other compensation consisted of Company paid life insurance premiums.

         The Company does not have employment agreements with any of its executive officers, has no material bonus, profit-sharing or stock option plans or pension or retirement benefits. The Company has a group health insurance plan which it makes available to all employees of the Company and their family members on a non-discriminatory basis. Pursuant to such plan, $25,000 in life insurance benefits are provided for all employees of the Company, with the amount of such benefits provided decreasing as certain age levels are reached.

         Executive officers of the Company who are also directors do not receive any fee or remuneration for services as members of the Board of Directors. Randy Camp, the one director who is not an employee of the Company, received an annual fee of $3,000 for serving as a director in the fiscal year ended February 28, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table shows the beneficial ownership of the Company's common stock as of June 9, 2003 by: (i) each person known by the management of the Company to own more than 5% of the Company's outstanding common stock; (ii) each executive officer and director; and (iii) the executive officers and directors of the Company as a group.


Name and Address                         Amount                Percent
      of                              Beneficially                of
Beneficial Owner                         Owned                  Class
----------------                         -----                  -----

Sandra Pautsky
4613 Jacksboro Highway
Wichita Falls, Texas 76302            3,045,323(1)              69.84%

Name and Address                         Amount                Percent
      of                              Beneficially                of
Beneficial Owner                         Owned                  Class
----------------                         -----                  -----

Estate of Noel Pautsky,
  Deceased
4613 Jacksboro Highway
Wichita Falls, Texas 76302              696,091                 15.96

Flem Noel Pautsky, Jr. Trust
4613 Jacksboro Highway
Wichita Falls, Texas 76302              908,247                 20.83

Noel Pautsky Trust
4613 Jacksboro Highway
Wichita Falls, Texas 76302              700,000                 16.05

Robert S. Allen
125 Ashlyn Ridge
McDonough, Georgia 30252                256,700                  5.89

Danny Croker                               -                       -

Randy Camp                                  100                    *

Carol J. Cooper                            -                       -

Executive officers and
directors as a group
(four persons)                        3,045,423(2)              69.84

--------------------------

* Represents less than 1% of outstanding common stock.



(1) Includes: (i) 740,985 shares owned directly by Ms. Pautsky; (ii) 696,091 shares owned by the Estate of Noel Pautsky, Deceased (the "Noel Pautsky Estate"), of which Ms. Pautsky is the Independent Executrix;
         (iii) 700,000 shares owned by the Noel Pautsky Trust of which Ms. Pautsky is the Trustee and one of four beneficiaries; and (iv) 908,247 shares owned by the Flem Noel Pautsky, Jr. Trust, of which Ms. Pautsky is the Trustee. Ms. Pautsky disclaims any beneficial ownership of the shares owned by the Noel Pautsky Estate and the Noel Pautsky Trust in excess of 90,698 and 175,000 shares, respectively. Ms. Pautsky also disclaims any beneficial ownership of the shares owned by the Flem Noel Pautsky, Jr. Trust.

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

         At February 28, 2001, Ms. Pautsky, the Noel Pautsky Estate, the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Trust and Exlco had accounts payable to the Company, representing their then unpaid joint interest and other billings, aggregating $1,114. During the two fiscal years ended February 28, 2003, the Company submitted monthly joint interest and other billings to such five parties totaling $45,089, and such parties paid the Company an aggregate of $42,837 with respect to such joint interest and other billings, leaving a balance of $3,366 owed by the five parties to the Company at February 28, 2003. The Company is following the same operating procedures outlined above in the fiscal year ending February 29, 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.


OAKRIDGE ENERGY, INC.



By /s/ Sandra Pautsky
  -------------------------
  Sandra Pautsky, President

DATE: June 16, 2003


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

DATE: June 16, 2003                        DATE: June 16, 2003




By  /s/ Danny Croker                       By /s/ Randy Camp
   --------------------------                ---------------------------
   Danny Croker, Director                    Randy Camp, Director


DATE: June 16, 2003                        DATE: June 16, 2003

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


Date: June 16, 2003                          By  /s/ Sandra Pautsky
                                                --------------------------------
                                                Sandra Pautsky, President and
                                                  Principal Executive Officer
                                                  of Oakridge Energy, Inc.

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


Date: June 16, 2003                          By /s/ Carol J. Cooper
                                               ---------------------------------
                                               Carol J. Cooper, Principal
                                                 Financial Officer of
                                                 Oakridge Energy, Inc.