Form 10QSB
period 2003-05-31
OAKRIDGE ENERGY INC
filed 2003-07-15
CIK 216748

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2003.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2003: Common Stock, $.04 par value, 4,360,490 shares

Transitional Small Business Disclosure Format (check one);

YES [ ]                                   NO [X]

                                                                          Page #
Part I - Financial Information
          1. Financial Statements:

          Condensed Balance Sheet at
                  February 28, 2003 and May 31, 2003                           1

          Condensed Statements of Operations
                  For  the Three Months Ended May 31, 2002 and 2003            2

          Statement of Cash Flows
                  For  the Three Months Ended May 31, 2002 and 2003            3

          Notes to Condensed Financial Statements                              4

          2. Management's Discussion and Analysis or Plan of Operation         5

          3. Controls and Procedures                                           9

Part II - Other Information
           5. Other Information                                                9

           6.  Exhibits and Reports on Form 8-K                               10

Signatures                                                                    10

Certifications                                                                11

This Report contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 2. - Management's Discussion and Analysis or Plan of Operation" of Part I and "Item 5. - Other Information" of Part II for a description of various factors that could materially affect the ability of the Company to achieve the results described in the forward looking statements.



Item 1. Financial Statements.
                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                             February 28,      May 31,
                                                                                  2003            2003
                                                                            ------------    ------------
                                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                              $  3,375,427    $  3,272,219
     Trade accounts receivable                                                   274,869         152,492
     Investment securities available for sale                                    260,817         276,942
     Prepaid expenses and other                                                   21,196          16,235
                                                                            ------------    ------------
               Total current assets                                            3,932,309       3,717,888
                                                                            ------------    ------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
       $6,058,833 on February 28, 2003 and $6,103,981 on May 31, 2003            770,197         751,391

Coal and gravel properties, net of accumulated depletion and depreciation
      of $8,027,008 on February 28, 2003 and $8,029,419 on May 31, 2003          285,199         282,789

Real estate held for development                                               2,941,989       2,911,235

Other property and equipment, net of accumulated depreciation
      of $352,062 on February 28, 2003 and $358,153 on May 31, 2003              162,884         156,794

Other non-current assets                                                         875,074         875,074
                                                                            ------------    ------------
                                                                            $  8,967,652    $  8,695,171
                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $    112,692    $    100,747
     Accrued expenses                                                             75,071          90,197
     Deferred federal income taxes                                                21,585          27,547
                                                                            ------------    ------------
               Total current liabilities                                         209,348         218,491

Reserve for reclamation costs                                                    319,019         161,473
Deferred federal income taxes                                                    115,030          76,201
                                                                            ------------    ------------
               Total liabilities                                                 643,397         456,165
                                                                            ------------    ------------

Stockholders' equity:
     Common stock, $.04 par value, 20,000,000
         shares authorized, 10,157,803 shares issued                             406,312         406,312
     Additional paid-in capital                                                  805,092         805,092
     Retained earnings                                                        16,951,167      16,892,254
     Accumulated other comprehensive income                                       36,801          46,965
     Less treasury stock, at cost, 5,787,313 shares on February 28, 2003
       and 5,797,313 on May 31, 2003                                          (9,875,117)     (9,911,617)
                                                                            ------------    ------------
                    Total stockholders' equity                                 8,324,255       8,239,006
                                                                            ------------    ------------

                                                                            $  8,967,652    $  8,695,171
                                                                            ============    ============


The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        3 Months Ended May 31,
                                                          2002           2003
                                                     -----------    -----------
Revenues:
     Oil and gas                                     $   264,945    $   248,982
     Gravel                                               20,023         31,141
                                                     -----------    -----------
          Total revenues                                 284,968        280,123
                                                     -----------    -----------

Operating expenses:
     Oil and gas                                         221,574        223,487
     Coal and gravel                                       9,740         15,873
     Real estate development                               5,094          1,677
     General and administrative                          120,215        122,890
                                                     -----------    -----------
          Total operating expenses                       356,623        363,927
                                                     -----------    -----------

               Loss from operations                      (71,655)       (83,804)

Other income (loss)                                       54,463         (9,664)
                                                     -----------    -----------

          Loss before income taxes                       (17,192)       (93,468)

Income tax benefit                                        (6,355)       (34,555)
                                                     -----------    -----------

               Net loss                              $   (10,837)   $   (58,913)
                                                     ===========    ===========

Basic and diluted loss per common share              $     (0.00)   $     (0.01)
                                                     ===========    ===========

Weighted average shares outstanding                    4,417,045      4,368,642
                                                     ===========    ===========



                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     3 Months Ended May 31,
                                                                       2002           2003
                                                                  -----------    -----------
Cash flows from operating activities:
    Net loss                                                      $   (10,837)   $   (58,913)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depletion and depreciation                                     64,640         55,113
        Gain on sale of oil and gas properties                              0           (238)
        Gain (loss) on sale of other property and equipment           (37,800)        18,602
        Deferred federal income taxes                                 (11,496)       (38,829)
        Net changes in assets and liabilities:
          Trade accounts receivable                                   (37,344)       122,377
          Prepaid expenses and other current assets                     3,300          4,961
          Accounts payable                                             37,435        (11,945)
          Accrued expenses                                            (18,461)        15,126
          Reclamation costs                                              (960)      (157,546)
                                                                  -----------    -----------
            Net cash used in operating activities                     (11,523)       (51,292)
                                                                  -----------    -----------

Cash flows from investing activities:
    Additions to oil and gas properties                                (5,467)       (26,341)
    Additions to real estate held for development                     (33,082)       (14,313)
    Proceeds from sale of oil and gas properties                            0            238
    Proceeds from sale of other property and equipment                 40,000         25,000
                                                                  -----------    -----------
            Net cash provided by (used in) investing activities         1,451        (15,416)
                                                                  -----------    -----------

Cash flows from financing activities:
    Purchases of treasury stock                                        (5,687)       (36,500)
                                                                  -----------    -----------
            Net cash used in financing activities                      (5,687)       (36,500)
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                             (15,759)      (103,208)

Cash and cash equivalents at beginning of period                    3,424,261      3,375,427
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 3,408,502    $ 3,272,219
                                                                  ===========    ===========

Supplemental disclosures of cash flow information:
    Income taxes paid                                             $    21,116    $    19,765


Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $6,091 net of tax effect of $3,573 during the quarter ended May 31, 2002 and $10,164 net of tax effect of $5,962 during the quarter ended May 31, 2003.


The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for the three month periods ended May 31, 2002 and 2003 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 28, 2003.

(3) The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2003.

         Information regarding operations and assets by segment is as follows:

                                            For the three months ended May 31,
                                                    2002                 2003
                                         -----------------    -----------------
Business segment revenue:
    Oil and gas                          $         264,945    $         248,982
    Gravel                                          20,023               31,141
                                         -----------------    -----------------
                                         $         284,968    $         280,123
                                         -----------------    -----------------

Business segment profit (loss):
    Oil and gas                          $          43,371    $          25,495
    Coal and gravel                                 10,283               15,268
    Real estate development                         (5,094)              (1,677)
    General corporate                             (120,215)            (122,890)
                                         -----------------    -----------------
Loss from operations                               (71,655)             (83,804)
Interest income and other, net                      54,463               (9,664)
                                         -----------------    -----------------
Loss before income taxes                 $         (17,192)   $         (93,468)
                                         -----------------    -----------------

                                              As of                  As of
                                         February 28, 2003       May 31, 2003
                                         -----------------    -----------------
Total assets:
    Oil and gas                          $       4,739,858    $       4,511,592
    Coal and gravel                                285,199              282,789
    Real estate development                      2,941,989            2,911,235
    General corporate                            1,000,606              989,555
                                         -----------------    -----------------
                                         $       8,967,652    $       8,695,171
                                         -----------------    -----------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2003 (the "2003 10-KSB") and the Notes to Condensed Financial Statements contained in this report.

Results of Operations

         The Company had a net loss of $58,913 ($.01 per share) in the three months ended May 31, 2003 compared to a net loss of $10,837 ($.00 per share) during the three months ended May 31, 2002. Lower oil and gas revenues and the changeover of other income (loss) from being an income item to a loss were the primary reasons for the increased loss in the 2003 quarter.

         Oil and gas revenues declined approximately $16,000 (6.0%) during the three months ended May 31, 2003 due to the continued decline of oil sales production volumes, primarily from the Company's principal producing property in Madison County, Texas. Oil revenues alone fell approximately $27,500 (12.6%) as an approximate $3.95 per barrel (16.0%) increase in the Company's average oil price received in the 2003 quarter was not sufficient to overcome a 2,170 barrel (24.7%) decrease in sales production volumes. Gas revenues increased, however, by approximately $15,400 (45.7%) in the 2003 quarter. Although gas production sales volumes declined by approximately 35.0%, the Company's average gas price received increased 124.0% from approximately $2.87 per MCF in the 2002 quarter to approximately $6.43 per MCF in the 2003 quarter. The Company's product mix continues to be heavily weighted toward oil. Fees in the amount of $9,750 and $9,150 received by the Company in the 2002 and 2003 quarters, respectively, for serving as the operator of most of the Company's North Texas area properties are included in oil and gas revenues.

         As discussed in the 2003 10-KSB, a secondary recovery (waterflood) project was started on the Madison County, Texas property effective as of December 1, 2002 and is progressing at a slow pace. During the three months ended May 31, 2003, a second well was converted to a water injection well. After the end of such period, the Company authorized the replacement of a string of pipe in the other injection well and the recompletion of another well for water supply. The operator of the property intends to complete the project out of the property's cash flow rather than incurring a substantial part of the project's installation expense upfront at one time. As a result, the time period before the Company expects to see any significant increase in the revenues from this property will likely be lengthened.

         Revenues from the Company's gravel operations in La Plata County, Colorado increased approximately $11,100 (55.5%) in the three months ended May 31, 2003. Pursuant to the terms of the extension of the Company's gravel contract and surface lease with Four Corners Materials, Inc. ("Four Corners") which was implemented in the fourth quarter of the last fiscal year, the Company receives an increased royalty with respect to tonnage mined by Four Corners from the additional acreage added to the gravel permit area and a road usage fee based on the tonnage mined; however, the amount of the surface rentals paid by Four Corners to the Company has been reduced. Consequently, in the 2003 quarter, the Company's royalty received increased by approximately $2,100 (22.5%) and it received approximately $12,000 in road usage fees (as opposed to none in the 2002 quarter), but the surface rentals the Company received decreased by $3,000 (28.6%).

         The expenses of the Company's oil and gas operations increased approximately $1,900 (.9%) in the three months ended May 31, 2003. The lease operating expense component rose approximately $3,000 (2.1%). Significant increases in such expense occurred on the Madison County, Texas property due to the institution of the waterflood and with respect to the Vivian Parker #2 well in Gregg County, Texas due to a workover being performed which has resulted in increased production. Nevertheless, these increases in lease operating expense were almost offset by an approximate $20,600 decline in such expense in the North Texas area and minor decreases in such expense from other areas of operation. In the North Texas area, the Company's net expense was significantly reduced by funds received from the salvage of pipe recovered from wells plugged and abandoned on three leases in prior quarters. An approximate $9,100 decline in depletion expense (16.7%) due to the Company's lower oil and gas revenues during the 2003 quarter and a lower remaining depletable balance than in the 2002 quarter roughly offset an increase in payroll expense resulting from the addition of a field employee. There was no comparable payroll expense in the three months ended May 31, 2002. In the 2002 quarter, the Company incurred approximately $2,300 in expense with respect to its workover rig before it was sold. The Company incurred no such expense in the 2003 quarter. All other components of oil and gas operating expenses (production and ad valorem taxes and engineering expense) were at approximately the same levels in the 2002 and 2003 quarters.

         The expenses of the Company's coal and gravel operations increased approximately $6,100 (63.0%) in the three months ended May 31, 2003 due to a higher level of testing and permitting expenses incurred for the right of entry permit for the gravel mine, annual required water and reclamation reports and professional services obtained for the renewal coal mine permit needed to complete the coal mine reclamation work. Real estate development expense was approximately $3,400 (67.1%) lower in the 2003 period due to across the board decreases in all components of the expense as the Company waited on the delivery of the area plan pertaining to its property drafted by the City of Durango's planning staff. See "Part II - Other Information - Item 5. Other Information."

         General and administrative expense increased by approximately $2,700 (2.2%) in the three months ended May 31, 2003 due to a rise in employee benefit expense and greater general depreciation expense, partially offset by the absence of any shareholder reporting expense due to a timing difference and a reduction in the expense of the independent petroleum engineering firm's annual report with respect to the Company's proven oil and gas reserves. Employee benefit expense for the 2003 period included coverage for dependents under the Company's health insurance program but the 2002 period did not include the cost of such coverage.

         Other income (loss) changed from an approximate $54,500 income item in the 2002 period to an approximate $9,700 loss item in the 2003 period, a negative swing of approximately $64,200. In the 2002 period, the Company had a $37,800 gain on the sale of its workover rig, but in the 2003 period the Company incurred an approximate $18,600 loss on the sale of a trailer previously used in its Colorado real estate operations. In addition, interest and dividend income was approximately $8,000 lower in the 2003 period than in the 2002 period due to the continued decline in interest rates.

         The Company's weighted average shares outstanding declined by approximately 48,400 shares (1.1%) in the 2003 period due to the purchases of the Company's common stock made by the Company during the year ended May 31, 2003. The Company purchased 10,000 shares of its common stock during the 2003 three-month period.

Financial Condition and Liquidity
---------------------------------

         During  the  first  quarter  of  fiscal  2004,  all  of  the  Company's activities were net users of funds, resulting in an approximate $103,200 reduction in the Company's cash and cash equivalents at May 31, 2003. Despite the fact that the Company did not participate in any exploratory or development drilling during the quarter, the Company's operating activities used approximately $51,300 of funds as the Company expended approximately $157,500 on coal mine reclamation costs. The Company's investing activities used approximately $15,400 as additions made to the Company's oil and gas properties and real estate held for development were in excess of the $25,000 in funds received by the Company from the sale of a trailer formerly used in its real estate operations. The Company's financing activities used $36,500 in funds, all on purchases of the Company's common stock. Despite the net reduction in funds during the quarter, at May 31, 2003 the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling $3,549,200.

         The Company expects to fund its contemplated operations, other than any material expenditures on its Colorado real estate, and any stock purchases it makes during the second quarter and the remainder of fiscal 2004 from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and any cash flow from its operations. Whether the Company will need to secure additional financing in fiscal 2004 is strictly dependent upon if and when the Company obtains the necessary governmental approvals to be able to proceed with its Colorado real estate development. See "Part II - Other Information - Item 5. Other Information." If the Company is successful in obtaining such approvals by the end of the third quarter, the Company may need to secure financing, possibly by as early as the latter part of fiscal 2004 or the first part of fiscal 2005, to be able to complete the infrastructure for the first phase of the development and the construction of an alternate access road to the property. The Company's existing cash reserves should be sufficient to allow the Company to initiate both projects. If such approvals continue to be delayed, however, additional financing may not be needed by the Company until the mid to latter part of fiscal 2005. To obtain such financing, the Company will likely explore possible sales of the Company's equity securities in the public markets or obtaining bank borrowings. The Company will also explore selling parts of the property to other companies who would develop specific portions of it. There can be no assurance that any of these financing options will be available to the Company when needed.

ITEM 3.  CONTROLS AND PROCEDURES.

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

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         The draft of the Ewing Mesa Area Plan (the "Area Plan"), which includes the Company's property, was submitted to the Company for review on June 4, 2003 by the City of Durango's planning staff. The Company, with the assistance of its consultants, returned a proposed revised Area Plan to the staff on July 9, 2003. A hearing to discuss the proposed Area Plan is tentatively scheduled before the City of Durango Planning Commission on August 10, 2003.

         The principal areas of difference between the draft of the Area Plan prepared by the City's staff and the revised Area Plan proposed by the Company involve two issues mentioned in the 2003 10-KSB - the type of additional access road that will serve the Company's property and the density of housing on the property. The City proposed in its draft what is called a "minor arterial" road over the property while the Company believes a "connector" road will be sufficient to service traffic on the property and be less interruptive with respect to the development of the property. The City has also proposed a much greater density of housing on the property than the Company has planned. The Company is hopeful that these issues can be resolved in advance of the Planning Commission meeting, but there can be no assurance that this will be the case.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - None.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended May 31, 2003.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OAKRIDGE ENERGY, INC.
                                                  (Registrant)



Date:  July 14, 2003               By  /s/ Sandra Pautsky
                                       -----------------------------------------
                                       Sandra Pautsky, President


                                   By  /s/ Carol J. Cooper
                                       -----------------------------------------
                                       Carol J. Cooper, Chief Accounting Officer