Form 10QSB
period 2003-08-31
OAKRIDGE ENERGY INC
filed 2003-10-15
CIK 216748

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X]      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 2003.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2003: Common Stock, $.04 par value, 4,329,769 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]                                   NO [X]

                                      INDEX

                                                                          Page #
                                                                          ------
Part I - Financial Information
         1. Financial Statements

         Condensed Balance Sheets at
            February 28, 2003 and August 31, 2003                            1

         Condensed Statements of Operations
            For the Three and Six Months Ended August 31, 2002 and 2003      2

         Statements of Cash Flows
            or the Six Months Ended August 31, 2002 and 2003                 3

         Notes to Condensed Financial Statements                             4

         2. Management's Discussion and Analysis or Plan of Operation        5

         3. Controls and Procedures                                          9

Part II - Other Information
         5. Other Information                                               11

         6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                                  13

Index to Exhibits                                                           14










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


Item 1. Financial Statements.
                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                             February 28, 2003     August 31, 2003
                                                                             -----------------    -----------------
Current assets:                                                                                      (Unaudited)
     Cash and cash equivalents                                               $       3,375,427    $       3,031,041
     Trade accounts receivable                                                         274,869              159,554
     Investment securities available for sale                                          260,817              327,225
     Prepaid expenses and other                                                         21,196               17,236
                                                                             -----------------    -----------------
               Total current assets                                                  3,932,309            3,535,056
                                                                             -----------------    -----------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
       $6,058,833 on February 28, 2003 and $6,144,432 on August 31, 2003               770,197              726,914

Coal and gravel properties, net of accumulated depletion and depreciation
      of $8,027,008 on February 28, 2003 and $8,036,488 on August 31, 2003             285,199              275,720

Real estate held for development                                                     2,941,989            2,937,391

Other property and equipment, net of accumulated depreciation
      of $352,062 on February 28, 2003 and $364,243 on August 31, 2003                 162,884              150,704

Other non-current assets                                                               875,074              875,074
                                                                             -----------------    -----------------
                                                                             $       8,967,652    $       8,500,859
                                                                             =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $         112,692    $          42,938
     Accrued expenses                                                                   75,071              160,874
     Deferred federal income taxes                                                      21,585               46,137
                                                                             -----------------    -----------------
               Total current liabilities                                               209,348              249,949

Reserve for reclamation costs                                                          319,019               48,055
Deferred federal income taxes                                                          115,030               62,564
                                                                             -----------------    -----------------
               Total liabilities                                                       643,397              360,568
                                                                             -----------------    -----------------

Stockholders' equity:
     Common stock, $.04 par value, 20,000,000
         shares authorized, 10,157,803 shares issued                                   406,312              406,312
     Additional paid-in capital                                                        805,092              805,092
     Retained earnings                                                              16,951,167           16,876,313
     Accumulated other comprehensive income                                             36,801               78,658
     Less treasury stock, at cost, 5,787,313 shares on February 28, 2003
       and 5,828,034 on August 31, 2003                                             (9,875,117)         (10,026,084)
                                                                             -----------------    -----------------
                    Total stockholders' equity                                       8,324,255            8,140,291
                                                                             -----------------    -----------------

                                                                             $       8,967,652    $       8,500,859
                                                                             =================    =================

The accompanying notes are an integral part of these financial statements.


                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           3 Months Ended August 31,    6 Months Ended August 31,
                                              2002           2003           2002           2003
                                          -----------    -----------    -----------    -----------
Revenues:
     Oil and gas                          $   225,164    $   260,657    $   490,109    $   509,639
     Gravel                                    39,718         74,017         59,741        105,158
                                          -----------    -----------    -----------    -----------
          Total revenues                      264,882        334,674        549,850        614,797
                                          -----------    -----------    -----------    -----------

Operating expenses:
     Oil and gas                              185,726        207,536        407,300        431,023
     Coal and gravel                           12,057         12,882         21,797         28,755
     Real estate development                    5,420          4,476         10,514          6,152
     General and administrative               138,204        142,240        258,419        265,130
                                          -----------    -----------    -----------    -----------
          Total operating expenses            341,407        367,134        698,030        731,060
                                          -----------    -----------    -----------    -----------

               Loss from operations           (76,525)       (32,460)      (148,180)      (116,263)

Interest and other, net                        16,005          7,169         70,468         (2,496)
                                          -----------    -----------    -----------    -----------

          Loss before income taxes            (60,520)       (25,291)       (77,712)      (118,759)

Income tax benefit                            (22,375)        (8,156)       (28,730)       (43,905)
                                          -----------    -----------    -----------    -----------

               Net loss                   $   (38,145)   $   (17,135)   $   (48,982)   $   (74,854)
                                          ===========    ===========    ===========    ===========

Basic and diluted loss per common share   $     (0.01)   $     (0.00)   $     (0.01)   $     (0.02)
                                          ===========    ===========    ===========    ===========

Weighted average shares outstanding         4,414,406      4,334,901      4,415,728      4,351,772
                                          ===========    ===========    ===========    ===========






















The accompanying notes are an integral part of these financial statements.


                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   6 Months Ended     6 Months Ended
                                                                   August 31, 2002    August 31, 2003
                                                                   ---------------    ---------------
Net loss                                                           $       (48,982)   $       (74,854)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depletion and depreciation                                          118,034            108,723
       (Gain) loss on sales of property and equipment                      (37,800)            18,365
       Deferred federal income taxes                                       (39,010)           (52,466)
       Net changes in assets and liabilities:
          Trade accounts receivable                                        (37,109)           115,315
          Federal income tax receivable                                    321,739               --
          Prepaid expenses and other current assets                          6,212              3,960
          Accounts payable                                                 (16,406)           (69,754)
          Accrued expenses                                                 (14,761)            85,803
          Reclamation costs                                                   (960)          (270,964)
                                                                   ---------------    ---------------
             Net cash provided by (used in) operating activities           250,957           (135,872)
                                                                   ---------------    ---------------


Additions to oil and gas properties                                         (6,952)           (42,315)
Additions to real estate held for development                              (67,362)           (40,469)
Increase in other assets                                                   (56,479)              --
Proceeds from sale of oil and gas properties                                  --                  237
Proceeds from sale of other property and equipment                          40,000             25,000
                                                                   ---------------    ---------------
             Net cash used in investing activities                         (90,793)           (57,547)
                                                                   ---------------    ---------------


Purchases of treasury stock                                                (51,742)          (150,967)
                                                                   ---------------    ---------------
Net cash used in financing activities                                      (51,742)          (150,967)
                                                                   ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                       108,422           (344,386)

Cash and cash equivalents at beginning of period                         3,424,261          3,375,427
                                                                   ---------------    ---------------

Cash and cash equivalents at end of period                         $     3,532,683    $     3,031,041
                                                                   ===============    ===============
Supplemental disclosures of cash flow information:

Interest paid                                                      $          --      $          --
Taxes paid                                                         $        21,511    $        19,765

Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $2,786, net of tax effect of $1,635, during the six months ended August 31, 2002 and $41,857, net of tax effect of $24,552, during the six months ended August 31, 2003.


The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for the three and six month periods ended August 31, 2002 and 2003 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

(2) The foregoing financial statements should be read in conjunction with the annual financial statements and accompanying notes for the fiscal year ended February 28, 2003.

(3) The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2003

         Information regarding operations and assets by segment is as follows:

                                    For the Three       For the Three         For the Six          For the Six
                                     Months Ended        Months Ended         Months Ended         Months Ended
                                   August 31, 2002      August 31, 2003      August 31, 2002      August 31, 2003
                                  -----------------    -----------------    -----------------    -----------------
Business segment revenue:
    Oil and gas                   $         225,164    $         260,657    $         490,109    $         509,639
    Gravel                                   39,718               74,017               59,741              105,158
                                  -----------------    -----------------    -----------------    -----------------
                                  $         264,882    $         334,674    $         549,850    $         614,797
                                  -----------------    -----------------    -----------------    -----------------

Business segment profit (loss):
    Oil and gas                   $          39,438    $          53,121    $          82,809    $          78,616
    Coal and gravel                          27,661               61,135               37,944               76,403
    Real estate development                  (5,420)              (4,476)             (10,514)              (6,152)
    General corporate                      (138,204)            (142,240)            (258,419)            (265,130)
                                  -----------------    -----------------    -----------------    -----------------
Loss from operations                        (76,525)             (32,460)            (148,180)            (116,263)
Interest and other, net                      16,005                7,169               70,468               (2,496)
                                  -----------------    -----------------    -----------------    -----------------

Income before income taxes        $         (60,520)   $         (25,291)   $         (77,712)   $        (118,759)
                                  =================    =================    =================    =================

                                                                                  As of                As of
                                                                            February 28, 2003     August 31, 2003
Total assets:                                                               -----------------    -----------------
    Oil and gas                                                             $       4,739,858    $       4,303,282
    Coal and gravel                                                                   285,199              275,720
    Real estate development                                                         2,941,989            2,937,391
    General corporate                                                               1,000,606              984,466
                                                                            -----------------    -----------------
                                                                            $       8,967,652    $       8,500,859
                                                                            =================    =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2003 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations
---------------------

         The Company had a net loss of $17,135 ($.00 per share) in the three months ended August 31, 2003 compared to a net loss of $38,145 ($.01 per share) in the three months ended August 31, 2002. In the six-month 2003 period, the Company had a net loss of $74,854 ($.02 per share) compared to a net loss of $48,982 ($.01 per share) in the 2002 six-month period. Increased oil and gas and gravel revenues narrowed the Company's loss from operations in both the three and six-month 2003 periods. Significantly reduced interest and other, net income was the principal reason for the greater net loss in the six months ended August 31, 2003.

         Oil and gas revenues increased approximately $35,500 (15.8%) and $19,500 (4.0%) in the three and six-month periods ended August 31, 2003 primarily due to material increases in the Company's average oil and gas prices received. Oil revenues alone increased approximately $22,300 (12.4%) in the three-month 2003 period but declined approximately $5,200 (1.3%) in the sixmonth period. Oil production sale volumes declined approximately 3.3% and 15.2% in the three and six-month periods, respectively, but the Company's average oil price received was up over 16% (in excess of $4.00 per barrel) in both periods. Gas revenues, which constitute approximately 18% to 19% of the Company's total oil and gas revenues, increased in both 2003 periods - approximately $12,600 (36.5%) in the three-month period and $27,900 (41.1%) in the six-month period. The increase in gas revenues was due to a significantly higher average gas price received in both periods ($2.51 per MCF, +81.0% in the three-month period; $3.02 per MCF, +101.3% in the six-month period).

         Gas revenues from the Company's principal property in Madison County, Texas increased at a slightly higher rate in both 2003 periods than the Company's overall gas results, but oil revenues from the property fell in both periods due to the greater production sales volume decline from the property than the Company incurred on its other oil properties as the secondary recovery (waterflood) project on the Madison County, Texas property continued to be implemented in a controlled manner. The operator of the property intends to complete the project out of the property's cash flow rather than incurring a substantial part of the project's installation expense upfront at one time.

         Revenues from the Company's gravel operations in La Plata County, Colorado increased approximately $34,300 (86.4%) and $45,400 (76.0%) in the three and six months ended August 31, 2003 due to the increased royalty received by the Company on the additional acreage added to the gravel permit area and the receipt during the 2003 periods only of a road usage fee based on the tonnage mined. The terms of the extension of the Company's gravel contract and surface lease with Four Corners Materials, which was implemented in the fourth quarter of the last fiscal year, provide for the increased royalty, the road usage fee and reduced surface rentals. The lower surface rentals reduced the effect of the increased royalty and the road usage fee by $3,000 per quarter in the 2003 periods. See "Part II - Other Information - Item 5. - Other Information."

         The expenses of the Company's oil and gas operations increased approximately $21,800 (11.7%) and $23,700 (5.8%) in the three and six-month 2003 periods, respectively, due to higher lease operating expense and field payroll expense. Lease operating expense increased approximately $12,000 (10.0%) in the three-month period and $15,000 (5.8%) in the six-month period as significant increases in lease operating expense occurred on the Madison County, Texas property in both periods due to the installation of the waterflood and the conversion of a second well into a water injection well. In addition, the workover of the Vivian Parker #2 well in Gregg County, Texas increased such expense in the six-month 2003 period but also increased production. The increase in lease operating expense in the sixmonth 2003 period was partially offset by an approximate $24,400 (42.9%) decrease in such expense in the North Texas area as the Company's net expense there was materially reduced by funds received from the salvage of pipe recovered from wells plugged and abandoned on three leases in prior periods. The increase in payroll expense in both 2003 periods resulted from the addition of a field employee. There was no comparable payroll expense in the 2002 periods. Production taxes were slightly higher in both 2003 periods due to the Company's increased oil and gas revenues.

         Notwithstanding the increase in oil and gas revenues in both 2003 periods, depletion expense was slightly lower in the three months ended August 31, 2003 and declined approximately $10,400 (10.8%) in the six months ended August 31, 2003 due to lower remaining depletable balances than in the 2003 periods. Most other components of oil and gas operating expenses (ad valorem taxes, equipment repairs and engineering expense) were at approximately the same levels in the 2002 and 2003 periods. The Company did not incur any dry hole expense or leasehold abandonment expense in any of the reported periods.

         The expenses of the Company's coal and gravel operations increased slightly (approximately $800 or 6.8%) in the three-months ended August 31, 2003 but increased approximately $7,000 (31.9%) in the six-month period. In the three-month period the increase was due to higher depletion expense resulting from the greater volume of gravel extracted, partially offset by lower testing and permitting expense. In the six-month period, there was also an increase in depletion expense and higher testing and permitting expense was incurred, primarily in the first half of the period, for the right of entry permit for the gravel mine. Real estate development expense was approximately $900 (17.4%) and $4,400 (41.5%) lower in the three and six months ended August 31, 2003, respectively, due to lower depreciation expense resulting from the sale in the three months ended May 31, 2003 of a trailer formerly used in the Company's operations, which was partially offset by higher legal expense associated with the Company's push for the approval of the area plan by the City of Durango in which the Company's proposed "Oakridge at Durango" real estate development is located. See "Part II - Other Information - Item 5. - Other Information."

         General and administrative expenses increased by approximately $4,000 (2.9%) and $6,700 (2.6%) in the three and six-month 2003 periods, respectively. In the three-month period, the main increase was with respect to shareholder reporting expense and was due to a timing difference. The effect of this increase was partially offset by lower governmental regulatory reporting, tax accounting and travel expenses. In the six-month 2003 period, higher employee benefits expense resulting from the Company's paying the cost of 8 employee dependents health insurance coverage for the entire period, as compared to only three months in the 2002 period, and increased insurance costs and general depreciation expense more than offset the effect of lower travel, engineering and governmental regulatory reporting expenses.

         Interest and other, net income (loss) declined approximately $8,800 (55.2%) in the three months ended August 31, 2003 primarily due to the effect of lower interest rates and slightly lower interest-bearing balances. In the six-month 2003 period, the interest and other, net item changed from an approximate $70,500 income amount in the 2002 period to an approximate $2,500 loss in the 2003 period. In the 2002 period, the Company had a $37,800 gain on the sale of its workover rig, but in the 2003 period the Company incurred an approximate $18,600 loss on the sale of a trailer previously used in its Colorado real estate operations. In addition, interest and dividend income was approximately $16,800 lower in the 2003 sixmonth period due to the continued decline in interest rates.

         The Company's weighted average shares outstanding declined by approximately 79,500 shares (1.8%) and 64,000 shares (1.4%) in the three and six months ended August 31, 2003 due to the purchases of the Company's common stock made by the Company during the twelve months ended August 31, 2003. The Company purchased approximately 30,700 shares of its stock in the three months ended August 31, 2003 and a total of approximately 40,700 of its shares in the six months ended August 31, 2003.

Financial Condition and Liquidity
---------------------------------

         During the first half of fiscal 2004, all of the Company's activities resulted in net uses of funds, accounting for an approximate $344,400 reduction in the Company's cash and cash equivalents at August 31, 2003. Despite the fact that the Company did not participate in any exploratory or development drilling during the period, the Company's operating activities used approximately $135,900 of funds as the Company reduced its reserve for coal mine reclamation costs by approximately $271,000 during the period. The Company's investing activities used approximately $57,500 as additions made to the Company's oil and gas properties and real estate held for development were significantly in excess of the $25,000 in funds received by the Company from the sale of a trailer formerly used in its real estate operations. The Company's financing activities used 9 $151,000 in funds, all on purchases of the Company's common stock.
Despite the net reduction in funds during the period, at August 31, 2003 the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $3,358,300.

         The Company expects to fund its contemplated operations, other than any material expenditures on its Colorado real estate, and any stock purchases it makes during the third quarter and the remainder of fiscal 2004 from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and any cash flow from its operations. Whether the Company will need to secure additional financing in fiscal 2004 is strictly dependent upon if and when the Company obtains the necessary governmental approvals to be able to proceed with its Colorado real estate development. See "Part II - Other Information - Item 5. Other Information." If the Company is successful in obtaining such approvals by the end of the third quarter, the Company may need to secure financing, possibly by as early as the latter part of fiscal 2004 or the first part of fiscal 2005, to be able to complete the infrastructure for the first phase of the development and the construction of an alternate access road to the property. The Company's existing cash reserves should be sufficient to allow the Company to initiate both projects. If such approvals continue to be delayed, however, additional financing may not be needed by the Company until the mid to latter part of fiscal 2005. To obtain such financing, the Company will likely explore possible sales of the Company's equity securities in the public markets or obtaining bank borrowings. The Company will also explore selling parts of the property to other companies who would develop specific portions of it. There can be no assurance that any of these financing options will be available to the Company when needed.

ITEM 3. CONTROLS AND PROCEDURES.

         The management of the Company, with the participation of Sandra Pautsky, the Company's President and Principal Executive Officer, and Carol J. Cooper, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures [as defined in Rule 13a-15(e) of The Securities Exchange Act of 1934 (the "Act")] as of August

31, 2003, the end of the Company's second fiscal quarter, and have concluded that the Company's disclosure 10 controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in the Company's internal control over financial reporting in the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

Area Plan Status
----------------

         In its Form 10-QSB filed for the period ended May 31, 2003, the Company reported that the Ewing Mesa Area Plan (the "Area Plan"), which includes the Company's proposed real estate development, was tentatively scheduled to be discussed before the City of Durango Planning Commission in August, 2003. The Company also pointed out differences between the City's staff and the Company in the Area Plan with respect to the type of additional access road that will serve the Company's property and the density of housing on the property.

         The hearing before the City of Durango Planning Commission with respect to the Area Plan was actually held on October 6, 2003. At the hearing, after an approximate threehour discussion, the Area Plan was approved and will move forward to a public hearing before the Durango City Council expected to be held on October 21, 2003. The differences between the City's staff and the Company over the two issues discussed above have been carried forward without a final resolution.

Dispute with Four Corners Materials
-----------------------------------

         Four Corners Materials has been mining gravel from the Company's La Plata County, Colorado land and performing coal mine reclamation work on the Company's behalf pursuant to the terms of an oral extension of the Company's gravel contract and surface lease with Four Corners Materials which was implemented in the fourth quarter of the Company's last fiscal year, a conditional right of entry to the Company's land granted Four Corners Materials by the Company in April 2003 and a gravel permit expansion amendment filed by Four Corners Materials and conditionally approved by the Colorado Division of Minerals and Geology (the "DMG") in June 2003. Four Corners Materials was to provide the bond necessary for such amended gravel permit. Four Corners Materials recently instructed the DMG to stop processing the bond that was to secure the gravel permit amendment.

         The Company believes that the actions of Four Corners Materials breached the terms of its oral contract with the Company, the Company's conditional right of entry grant and the gravel permit amendment and has notified Four Corners Materials to such effect. Until this matter is resolved, the Company will be forced to take over the responsibility for the remaining coal mine reclamation work that has been shifted from Four Corners Materials. The amount of revenues accruing to the Company from stockpiles on the property as of October 8, 2003, the date Four Corners Materials ceased mining activities, is a matter yet to be resolved. The Company, with the assistance of its coal mining consultant, will be undertaking an assessment of the reclamation work actually performed by Four Corners Materials to determine whether the approximate $48,100 the Company had remaining at August 31, 2003 in the coal reclamation reserve on its balance sheet will be sufficient for the Company to complete the reclamation work.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  (31)     Rule 13a-14(a)/Rule 15d-14(a) Certifications:
                           (i) Certification of Sandra Pautsky, Principal Executive Officer of the Company, filed herewith.

                           (ii) Certification of Carol J. Cooper, Principal Financial Officer of the Company, filed herewith.

                  (32) Section 1350 Certifications - Certifications of Sandra Pautsky, Principal Executive Officer of the Company and Carol J. Cooper, Principal Financial Officer of the Company, filed herewith.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended August 31, 2003.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OAKRIDGE ENERGY, INC.
                                                    (Registrant)



Date:  October 15, 2003           By /s/ Sandra Pautsky
                                    --------------------------------------------
                                    Sandra Pautsky, President and Principal
                                    Executive Officer


                                  By /s/ Carol J. Cooper
                                    --------------------------------------------
                                    Carol J. Cooper, Principal Financial Officer

                                INDEX TO EXHIBITS

         The exhibits filed with this report are filed in accordance with the requirements of Item 601 of Regulation S-B for filings on Form 10-QSB. For convenient reference, each exhibit is listed according to the number assigned to it in the Exhibit Table of such Item 601.

         (2) Plan of acquisition, reorganization, arrangement, liquidation, or succession - not applicable.

         (3)(i)   Articles of Incorporation - not applicable.

            (ii)  By-laws - not applicable.

         (4) Instruments defining the rights of security holders, including indentures - not applicable.

         (10)     Material contracts - not applicable.

         (11) Statement re: computation of per share earnings - not applicable.

         (15) Letter on unaudited interim financial information - not applicable.

         (18)     Letter on change in accounting principles - not applicable.

         (19)     Reports furnished to security holders - not applicable.

         (20) Other documents or statements to security holders or any document incorporated by reference - not applicable.

         (22) Published report regarding matters submitted to vote of security holders - not applicable.

         (23)     Consent of experts and counsel - not applicable.

         (24)     Power of attorney - not applicable.

         (31)     Rule 13a-14(a)/Rule 15d-14(a) Certifications:

                  (i) Certification of Sandra Pautsky, Principal Executive Officer of Oakridge Energy, Inc., filed herewith.

                  (ii) Certification of Carol J. Cooper, Principal Financial Officer of Oakridge Energy, Inc., filed herewith.

         (32) Section 1350 Certifications - Certification of Sandra Pautsky, Principal Executive Officer of Oakridge Energy, Inc. and Carol
                  J. Cooper, Principal Financial Officer of Oakridge Energy, Inc., filed herewith.

         (99)     Additional exhibits - not applicable.