Form 10QSB
period 2003-11-30
OAKRIDGE ENERGY INC
filed 2004-01-14
CIK 216748

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
           (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 2003.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2003: Common Stock, $.04 par value, 4,308,079 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]                                   NO [X]

                                      INDEX
                                      -----

                                                                          Page #
                                                                          ------
Part I - Financial Information
       1.  Financial Statements

       Condensed Balance Sheets at
          February 28, 2003 and November 30, 2003                            1

       Condensed Statements of Operations
          For the Three and Nine Months Ended November 30, 2002 and 2003     2

       Statements of Cash Flows
          For the Nine Months Ended November 30, 2002 and 2003               3

       Notes to Condensed Financial Statements                               4

       2. Management's Discussion and Analysis or Plan of Operation          5

       3. Controls and Procedures                                            8

Part II - Other Information
       5. Other Information                                                  9

       6. Exhibits and Reports on Form 8-K                                  11

Signatures                                                                  11

Index to Exhibits                                                           12







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


Item 1. Financial Statements.

                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                              February 28, 2003    November 30, 2003
                                                                              -----------------    -----------------
                                                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                                                 $       3,375,427    $       2,928,655
    Trade accounts receivable                                                           274,869              129,700
    Investment securities available for sale                                            260,817              382,211
    Prepaid expenses and other                                                           21,196                8,252
                                                                              -----------------    -----------------
              Total current assets                                                    3,932,309            3,448,818
                                                                              -----------------    -----------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
      $6,058,833 on February 28, 2003 and $6,175,906 on November 30, 2003               770,197              700,558

Coal and gravel properties, net of accumulated depletion and depreciation
     of $8,027,008 on February 28, 2003 and $8,044,922 on November 30, 2003             285,199              267,285

Real estate held for development                                                      2,941,989            2,969,973

Other property and equipment, net of accumulated depreciation
     of $352,062 on February 28, 2003 and $370,333 on November 30, 2003                 162,884              144,613

Other non-current assets                                                                875,074              875,074
                                                                              -----------------    -----------------
                                                                              $       8,967,652    $       8,406,321
                                                                              =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $         112,692    $          74,190
    Accrued expenses                                                                     75,071               65,258
    Deferred federal income taxes                                                        21,585               66,465
                                                                              -----------------    -----------------
              Total current liabilities                                                 209,348              205,913

Reserve for reclamation costs                                                           319,019               66,873
Deferred federal income taxes                                                           115,030               54,510
                                                                              -----------------    -----------------
              Total liabilities                                                         643,397              327,296
                                                                              -----------------    -----------------

Stockholders' equity:
    Common stock, $.04 par value, 20,000,000
        shares authorized, 10,157,803 shares issued                                     406,312              406,312
    Additional paid-in capital                                                          805,092              805,092
    Retained earnings                                                                16,951,167           16,874,307
    Accumulated other comprehensive income                                               36,801              113,315
    Less treasury stock, at cost, 5,787,313 shares on February 28, 2003
      and 5,849,724 on November 30, 2003                                             (9,875,117)         (10,120,001)
                                                                              -----------------    -----------------
                   Total stockholders' equity                                         8,324,255            8,079,025
                                                                              -----------------    -----------------

                                                                              $       8,967,652    $       8,406,321
                                                                              =================    =================




The accompanying notes are an integral part of these financial statements.


                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          3 Months Ended November 30,     9 Months Ended November 30,
                                              2002            2003            2002            2003
                                          -----------     -----------     -----------     -----------
Revenues:
     Oil and gas                          $   213,295     $   223,265     $   703,404     $   732,904
     Gravel                                    32,179          87,310          91,920         192,468
                                          -----------     -----------     -----------     -----------
          Total revenues                      245,474         310,575         795,324         925,372
                                          -----------     -----------     -----------     -----------

Operating expenses:
     Oil and gas                              176,423         185,920         583,723         616,943
     Coal and gravel                           14,084          42,133          35,881          70,888
     Real estate development                    7,854           3,330          18,368           9,482
     General and administrative               112,308         110,587         370,727         375,717
                                          -----------     -----------     -----------     -----------
          Total operating expenses            310,669         341,970       1,008,699       1,073,030
                                          -----------     -----------     -----------     -----------

               Loss from operations           (65,195)        (31,395)       (213,375)       (147,658)

Interest and other, net                        15,571          28,213          86,039          25,717
                                          -----------     -----------     -----------     -----------

          Loss before income taxes            (49,624)         (3,182)       (127,336)       (121,941)

Income tax benefit                            (18,346)         (1,176)        (47,076)        (45,081)
                                          -----------     -----------     -----------     -----------

               Net loss                   ($   31,278)    ($    2,006)    ($   80,260)    ($   76,860)
                                          ===========     ===========     ===========     ===========


Basic and diluted loss per common share   ($     0.01)    ($     0.00)    ($     0.02)    ($     0.02)
                                          ===========     ===========     ===========     ===========

Weighted average shares outstanding         4,401,143       4,319,338       4,410,900       4,341,039
                                          ===========     ===========     ===========     ===========


















The accompanying notes are an integral part of these financial statements.


                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For 9 Months         For 9 Months
                                                                           Ended                Ended
                                                                     November 30, 2002    November 30, 2003
                                                                     -----------------    -----------------
Cash flows from operating activities:
   Net loss                                                          ($         80,260)   ($         76,860)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depletion and depreciation                                            167,441              154,723
         (Gain) loss on sales of property and equipment                        (37,800)              18,364
         Deferred federal income taxes                                         (62,590)             (60,520)
         Net changes in assets and liabilities:
            Trade accounts receivable                                           (6,147)             145,169
            Federal income tax receivable                                      321,739                    0
            Prepaid expenses and other current assets                            8,975               12,944
            Accounts payable                                                   (17,307)             (38,502)
            Accrued expenses                                                   (29,550)              (9,813)
            Reclamation costs                                                     (960)            (252,146)
                                                                     -----------------    -----------------
               Net cash provided by (used in) operating activities             263,541             (106,641)
                                                                     -----------------    -----------------

Cash flows from investing activities:
   Additions to oil and gas properties                                         (10,591)             (47,433)
   Additions to real estate held for development                               (90,446)             (73,051)
   Additions to other property and equipment                                   (48,555)                   0
   Proceeds from sale of oil and gas properties                                      0                  237
   Proceeds from sale of other property and equipment                           40,000               25,000
                                                                     -----------------    -----------------
               Net cash used in investing activities                          (109,592)             (95,247)
                                                                     -----------------    -----------------

Cash flows from financing activities:
   Purchases of treasury stock                                                 (55,244)            (244,884)
                                                                     -----------------    -----------------
               Net cash used in financing activities                           (55,244)            (244,884)
                                                                     -----------------    -----------------

Net increase (decrease) in cash and cash equivalents                            98,705             (446,772)

Cash and cash equivalents at beginning of period                             3,424,261            3,375,427
                                                                     -----------------    -----------------

Cash and cash equivalents at end of period                           $       3,522,966    $       2,928,655
                                                                     =================    =================

Supplemental disclosures of cash flow information:
   Interest paid                                                     $               0    $               0
  Taxes paid                                                         $          21,511    $          19,790



Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $6,718 net of tax effect of $3,940 during the nine months ended November 30, 2002 and $76,514 net of tax effect of $44,880 during the nine months ended November 30, 2003.



The accompanying notes are an integral part of these financial statements.


                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited financial statements for the three and nine month periods ended November 30, 2002 and 2003 reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.

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

         Information regarding operations and assets by segment is as follows:

                                  For the Three    For the Three    For the Nine     For the Nine
                                   Months Ended     Months Ended    Months Ended     Months Ended
                                   November 30,     November 30,     November 30,     November 30,
                                       2002             2003             2002             2003
                                  -------------    -------------    -------------    -------------
Business segment revenue:
    Oil and gas                   $     213,295    $     223,265    $     703,404    $     732,904
    Gravel                               32,179           87,310           91,920          192,468
                                  -------------    -------------    -------------    -------------
                                  $     245,474    $     310,575    $     795,324    $     925,372
                                  -------------    -------------    -------------    -------------

Business segment profit (loss):
    Oil and gas                   $      36,872    $      37,345    $     119,681    $     115,961
    Coal and gravel                      18,095           45,177           56,039          121,580
    Real estate development              (7,854)          (3,330)         (18,368)          (9,482)
    General corporate                  (112,308)        (110,587)        (370,727)        (375,717)
                                  -------------    -------------    -------------    -------------
Loss from operations                    (65,195)         (31,395)        (213,375)        (147,658)
Interest and other, net                  15,571           28,213           86,039           25,717
                                  -------------    -------------    -------------    -------------


Loss before income taxes          $     (49,624)   $      (3,182)   $    (127,336)   $    (121,941)
                                  =============    =============    =============    =============

                                                                        As of            As of
                                                                     February 28,     November 30,
                                                                         2003             2003
Total assets:                                                       -------------    -------------
    Oil and gas                                                     $   4,739,858    $   4,199,672
    Coal and gravel                                                       285,199          267,285
    Real estate development                                             2,941,989        2,969,973
    General corporate                                                   1,000,606          969,391
                                                                    -------------    -------------
                                                                    $   8,967,652    $   8,406,321
                                                                    =============    =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2003 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations
---------------------

         The Company had a net loss of $2,006 ($.00 per share) in the three months ended November 30, 2003 compared to a net loss of $31,278 ($.01 per share) in the three months ended November 30, 2002. In the nine-month 2003 period, the Company had a net loss of $76,860 ($.02 per share) compared to a net loss of $80,260 ($.02 per share) in the 2002 nine-month period. Increased oil and gas and gravel revenues were primarily responsible for the reduced net losses in both 2003 periods.

         Oil and gas revenues increased approximately $10,000 (4.7%) and $29,500 (4.2%) in the three and nine-month periods ended November 30, 2003, respectively, primarily due to the rise in the Company's average oil and gas prices received during such periods. The Company's average oil price received increased $3.22 per barrel (12.3%) and $3.88 per barrel (15.2%) in the three and nine-month 2003 periods, respectively, and the Company's average gas price received increased $.97 per MCF (27.9%) and a significant $2.34 per MCF (75.2%) during the same periods.

         Gas revenues alone increased approximately $10,400 (36.3%) and $38,300 (39.7%) in the three and nine months ended November 30, 2003. Oil revenues declined slightly in both 2003 periods ($600, .3%, in the three-month period and $5,800, 1.0%, in the nine-month period). Oil production sale volumes decreased in both 2003 periods. Gas production sale volumes increased in the 2003 three-month period due to higher production levels from the North Texas area and from Panola County in East Texas but declined in the nine-month period. The Company's production is heavily weighted towards oil as gas accounted for only 17% to 18% of combined oil and gas revenues in the 2003 periods.

         Notwithstanding the overall increase in the Company's oil and gas revenues in both 2003 periods, revenues from the Company's principal producing property in Madison County, Texas declined in both 2003 periods primarily due to decreases in production sales volumes. Oil revenues from the property were down 11.8% in the three-month period and 9.2% in the nine-month period. Gas revenues fell approximately 12.3% in the three-month period but, aided by a $6.14 per MCF average gas price received, increased 34.6% in the nine-month period. The secondary recovery (waterflood) project on this property continues to be implemented in a controlled manner by the operator, who intends to complete the project out of the property's cash flow rather than incurring a substantial part of the project's installation expense upfront at one time.

         Revenues from the Company's gravel operations in La Plata County, Colorado increased approximately $55,100 (171.3%) and $100,500 (109.4%) in the three and nine months ended November 30, 2003 due to the increased royalty payments received by the Company on the additional acreage added to the gravel permit area and the receipt during the 2003 periods only of a road usage fee based on the tonnage mined. The terms of the oral extension of the Company's gravel contract and surface lease with Four Corners Materials, which was implemented in the fourth quarter of the last fiscal year, provide for the increased royalty, the road usage fee and reduced surface rentals. The lower surface rentals reduced the effect of the increased royalty and the road usage fee by $3,000 per quarter in the 2003 periods. See, however, "Part II - Other Information - Item 5. - Other Information - Dispute with Four Corners Materials."

         The expenses of the Company's oil and gas operations increased approximately $9,500 (5.4%) and $33,200 (5.7%) in the three and nine-month periods, respectively, primarily due to higher lease operating expense. Higher payroll expense also contributed to the increase in the 2003 nine-month period as the additional field employee hired in 2002 worked only one quarter of the 2002 period but the entire 2003 period. Lease operating expense increased $9,100 (8.6%) in the three-month period and $24,100 (6.6%) in the nine-month period due to the workover of the Vivian Parker #2 well in Gregg County, Texas and higher expense incurred on the Madison County, Texas property in both periods due to the installation of the waterflood and the conversion of a second well into a water injection well. The increase in lease operating expense in the nine-month 2003 period was partially offset by an approximate $27,000 (32.0%) decrease in such expense in the North Texas area as the Company's net expense there was materially reduced by funds received from the salvage of pipe recovered from wells plugged and abandoned on three leases in prior periods. Production taxes were slightly higher in both 2003 periods due to the Company's increased oil and gas revenues.

         Notwithstanding the increase in oil and gas revenues in both 2003 periods, depletion expense was slightly lower in the three months ended November 30, 2003 and declined approximately $12,200 (9.4%) in the nine months ended November 30, 2003 due to lower remaining depletable balances than in the 2002 periods. Most other components of oil and gas operating expenses (ad valorem taxes, equipment repairs and engineering expense) were at approximately the same levels in the 2002 and 2003 periods. The Company did not incur any dry hole expense or leasehold abandonment expense in any of the reported periods.

         The expenses of the Company's coal and gravel operations increased approximately $28,000 (199.2%) in the three months ended November 30, 2003 and approximately $35,000 (97.6%) in the nine-month period. In both periods, higher testing and permitting expense was incurred, legal expense increased due to the Company's ongoing dispute with Four Corners Materials and depletion expense was slightly higher due to the greater volume of gravel extracted. Real estate development expense was approximately $4,500 (57.6%) and $8,900 (48.4%) lower in the three and nine months ended November 30, 2003, respectively, due to the absence of any, or substantially lower, depreciation expense resulting from the sale in the three months ended May 31, 2003 of a trailer formerly used in the Company's operations. This reduction in expense was partially offset by higher legal expense associated with the Company's push for the approval of the area plan by the City of Durango in which the Company's proposed "Oakridge at Durango" real estate development is located. See "Part II - Other Information -
Item 5. - Other Information - Area Plan Approval" and "Dispute with Four Corners Materials."

         General and administrative expenses declined by approximately $1,700 (1.5%) in the three-month 2003 period but increased by approximately $5,000 (1.4%) in the nine-month 2003 period. In the three-month period, the absence of any expense associated with establishing the Company's web-site, which occurred in the 2002 period, and lower ad valorem tax and dues and subscription expenses overcame increased travel expense associated with the Company's Colorado operations. In the nine-month 2003 period, higher employee benefits expense resulting from the Company's paying the cost of employee dependents health insurance coverage for the entire period, as compared to only six months in the 2002 period, and increased insurance costs and general depreciation expense more than offset the effect of lower ad valorem taxes and engineering, web-site and contribution expenses.

         Interest and other, net income increased approximately $12,600 (81.2%) in the three months ended November 30, 2003 primarily due to the receipt of significant one-time dividend income from the Company's equity investment as interest income declined. In the nine-month 2003 period, interest and other, net income declined approximately $60,322 (70.1%). In the 2002 period, the Company had a $38,700 gain on the sale of its workover rig, but in the 2003 period the Company incurred an approximate $18,600 loss on the sale of a trailer previously used in its Colorado real estate operations. In addition, interest and dividend income was approximately $3,200 lower in the 2003 nine-month period. Interest income was approximately $23,100 lower due to the continued decline in interest rates, but dividend income increased by approximately $19,900.

         The Company's weighted average shares outstanding declined by approximately 81,800 shares (1.9%) and 69,900 shares (1.6%) in the three and nine months ended November 30, 2003 due to the purchases of the Company's common stock made by the Company during the twelve months ended November 30, 2003. The Company purchased approximately 21,700 shares of its stock in the three months ended November 30, 2003 and a total of approximately 62,400 of its shares in the nine months ended November 30, 2003.

Financial Condition and Liquidity
---------------------------------

         During the first nine months of fiscal 2004, all of the Company's activities resulted in net uses of funds, accounting for an approximate $446,800 reduction in the Company's cash and cash equivalents at November 30, 2003. Despite the fact that the Company did not participate in any exploratory or development drilling during the period, the Company's operating activities used approximately $106,700 of funds as the Company reduced its reserve for coal mine reclamation costs by approximately $252,100 during the period. The Company's investing activities used approximately $95,200 as additions made to the Company's oil and gas properties and real estate held for development were significantly in excess of the $25,000 in funds received by the Company from the sale of a trailer formerly used in its real estate operations. The Company's financing activities used $244,900 in funds, all on purchases of the Company's common stock. Despite the net reduction in funds during the period, at November 30, 2003 the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $3,310,900.

         The Company expects to fund its contemplated operations and any stock purchases it makes during the remainder of fiscal 2004 from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and any cash flow from its operations. The Company does not expect to make any material expenditures on its Colorado real estate during the last quarter of fiscal 2004.

ITEM 3.  CONTROLS AND PROCEDURES.

         The management of the Company, with the participation of Sandra Pautsky, the Company's President and Principal Executive Officer, and Carol J. Cooper, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures [as defined in Rule 13a-15(e) of The Securities Exchange Act of 1934 (the "Act")] as of November 30, 2003, the end of the Company's third fiscal quarter, and have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in the Company's internal control over financial reporting in the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

Area Plan Approval
------------------

         On January 6, 2004, the Durango, Colorado City Council unanimously approved the Ewing Mesa Area Plan (the "Area Plan"), which includes the Company's proposed real estate development. The approval of the Area Plan, which had been in process for many months, marks a big initial step forward in the ability of the Company to proceed with its proposed development.

         The next step in the process will be for the City of Durango to approve the Company's previously filed annexation application and conceptual development plan with respect to the Company's land. Then the Company's preliminary and final development plans for the property will have to be filed by the Company, reviewed by the City's planning staff, subjected to discussion at public hearings and approved by the City's planning commission and City Council. At this stage, the Company is unable to estimate the timeline for all of the foregoing to occur. The Company is optimistic, however, based on the very quick approval of the Grandview area annexation application by the City's planning commission after the Grandview area plan was approved the day before the Ewing Mesa Area Plan was approved, that its annexation application will be acted upon in the near future.

Dispute with Four Corners Materials
-----------------------------------

         In the Company's Quarterly Report on Form 10-QSB for the period ended August 31, 2003, the Company reported that it was in a dispute with Four Corners Materials, which had been mining gravel from the Company's La Plata County, Colorado land and performing coal mine reclamation work on such land on the Company's behalf. As a result of the dispute, the Company has taken over the responsibility for the remaining coal mine reclamation work.

         Despite meetings and discussions with Four Corners Materials in an effort to resolve the dispute, the matter remains unresolved. Four Corners Materials has terminated any further gravel mining activity on the land. The Company is of the opinion, however, that Four Corners Materials' stockpiles of materials accumulated before mining activity was ended are sufficient to provide the Company with continuing gravel royalty revenues without diminution until at least the summer of 2004.

         The Company completed an aerial survey of the property as a starting point to gauge the cost of completing the remaining coal mine reclamation work and of reclaiming the land affected by Four Corners Materials gravel mining activities. Subsequent to the performance of the aerial survey, the Company's consultants and Four Corners Materials' engineers agreed to a joint assessment of the cost of such work. The Company will bear the cost of, and be responsible for completing the remaining coal mine reclamation work, and the Company intends for Four Corners Materials to bear the cost of, and be responsible for completing the gravel mining reclamation work. Until the joint cost assessment is completed, the Company is unable to determine whether the approximate $66,900 the Company had remaining at November 30, 2003 in the coal reclamation reserve on its balance sheet will be sufficient for the Company to complete the reclamation work. The Company expects that it will be around the Company's fiscal year end on February 29, 2004 before the assessment will be completed.

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

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended November 30, 2003.


SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OAKRIDGE ENERGY, INC.
                                                   (Registrant)



Date:  January 14, 2004             By /s/ Sandra Pautsky
                                    --------------------------------------------
                                    Sandra Pautsky, President and Principal
                                    Executive Officer


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