Form 10KSB
period 2004-02-29
OAKRIDGE ENERGY INC
filed 2004-06-01
CIK 216748

U.S. Securities and Exchange Commission

                             Washington, D. C. 20549

                                   Form 10-KSB
(Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 29, 2004

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange on
       Title of each class                             which registered
       -------------------                         ------------------------

              None                                           --

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.04 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] no [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,189,922

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

                          $5,801,777 as of May 12, 2004


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          4,293,117 as of May 31, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


   Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I..................................................................      1

ITEM 1.   Description of Business.......................................      1

          Oil and Gas Operations........................................      1
          Gravel Operations.............................................      3
          Carbon Junction Coal Mine.....................................      4
          Real Estate Held for Development or Sale......................      5
          Competition and Markets.......................................      9
          Regulation....................................................     10
          Environmental and Health Controls.............................     11
          Operating Hazards and Uninsured Risks.........................     11
          Employees.....................................................     12

ITEM 2.   Description of Property.......................................     12

          Oil and Gas Properties........................................     12
                   Reserves.............................................     12
                   Production...........................................     13
                   Lifting Costs and Average Sales Prices...............     13
                   Sales Contracts and Major Customers..................     13
                   Developed Acreage and Productive Wells...............     14
                   Undeveloped Acreage..................................     15
                   Drilling Activity....................................     15
          Coal and Gravel Properties....................................     16
          Real Estate...................................................     17
          Office Building...............................................     17

ITEM 3.   Legal Proceedings.............................................     17

ITEM 4.   Submission of Matters to a Vote of
            Security Holders............................................     18

PART II.................................................................     18

ITEM 5.   Market for Common Equity,
            Related Stockholder Matters and
            Small Business Issuer Purchases
            of Equity Securities........................................     18

                                                                            Page
                                                                            ----

ITEM 6.   Management's Discussion and Analysis or
            Plan of Operation...........................................     19

          Results of Operations.........................................     19
          Financial Condition and Liquidity.............................     25
          Critical Accounting Policies and Estimates....................     26
          Forward-Looking Statements....................................     29

ITEM 7.   Financial Statements..........................................     30

          Index to Financial Statements.................................     30
          Report of Independent Auditors................................     31
          Balance Sheets as of February 29, 2004 and
            February 28, 2003...........................................     32
          Statements of Operations for the years ended
            February 29, 2004 and February 28, 2003.....................     34
          Statements of Stockholders' Equity for the
            years ended February 29, 2004 and
            February 28, 2003...........................................     35
          Statements of Cash Flows for the years ended
            February 29, 2004 and February 28, 2003.....................     36
          Notes to Financial Statements.................................     37
          Supplemental Oil and Gas Data (Unaudited).....................     47

ITEM 8.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure......................     50

ITEM 8A.  Controls and Procedures.......................................     50

PART III................................................................     50

ITEM 9.   Directors, Executive Officers, Promoters and
            Control Persons; Compliance With Section 16(a)
            of the Exchange Act.........................................     50

          Directors and Executive Officers..............................     50
          Section 16(a) Beneficial Ownership Reporting
            Compliance..................................................     52
          Audit Committee...............................................     52
          Audit Committee Financial Expert..............................     52
          Nomination Procedures.........................................     52
          Code of Ethics................................................     53

ITEM 10.  Executive Compensation........................................     53

                                                                            Page
                                                                            ----


ITEM 11.  Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters                   54

ITEM 12.  Certain Relationships and Related
            Transactions................................................     55

ITEM 13.  Exhibits and Reports on Form 8-K..............................     56

          Exhibits......................................................     56
          Reports on Form 8-K...........................................     57

ITEM 14.  Principal Accountant Fees and Services........................     57

          Audit Fees....................................................     57
          Audit-Related Fees............................................     57
          Tax Fees......................................................     57
          All Other Fees................................................     57
          Pre-Approval Policies and Procedures..........................     58

Signatures..............................................................     59

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Oakridge Energy, Inc. (the "Company") is engaged in the exploration for and development, production and sale of oil and gas primarily in Texas. The Company also receives royalty income and other fees from gravel deposits in Colorado and holds certain real estate in Colorado for development or sale.

         The Company is a Utah corporation incorporated in 1969. The Company's executive offices are located at 4613 Jacksboro Highway, Wichita Falls, Texas 76302. The Company's telephone number is (940) 322-4772.

         The Company has restricted its oil and gas exploration activities in recent fiscal years as it has conserved its limited resources for utilization on a secondary recovery waterflood project on its principal oil and gas producing property in Madison County, Texas and its proposed real estate development project adjacent to Durango, Colorado. In fiscal 2004, the Company continued the tightly controlled implementation of the waterflood project started in the last quarter of fiscal 2003 and received the approval of the City of Durango for an area plan encompassing its proposed real estate development project, a major step forward with respect to the project. During the year, a dispute developed with Oldcastle SW Group, Inc. dba Four Corners Materials ("Four Corners Materials"), which was conducting mining operations on the Company's Colorado gravel property and performing coal mine reclamation work on the Company's behalf, that caused the Company to take back the responsibility for most of the coal reclamation work. In addition, Sandra Pautsky, the Company's Chief Executive Officer and principal shareholder, was diagnosed with cancer. Ms. Pautsky has been the principal force pushing the Company's proposed real estate development project and her expected necessary absences from work for treatments and an operation in fiscal 2005, coupled with the risk involved to the Company in committing so much of its limited financial resources to one project, caused the Company to decide after the end of fiscal 2004 to attempt to sell its land in the remainder of fiscal 2005. See "Oil and Gas Operations," "Gravel Operations," "Carbon Junction Coal Mine" and "Real Estate Held for Development or Sale - Decision to Sell Property" below and "Item 6. - Management's Discussion and Analysis or Plan of Operation."

Oil and Gas Operations

         For more than the last three fiscal years, the Company's oil and gas operations were primarily conducted in Madison, Freestone, Red River, Panola, Gregg and Smith Counties of East Texas and in various areas of North Texas.

         Sandra  Pautsky,  the  Company's  President,   and  Danny  Croker,  the
Company's Vice President, select the exploration and development prospects in which the Company participates. Since the Company is unable to maintain a sizeable exploration staff (i.e., geologists, geophysicists, landmen, etc.) because of its limited resources, the Company's practice is to purchase interests of varying size in exploration prospects originated by others (i.e., independent geologists or other independent oil and gas companies). In most cases, the originator of the prospect has already assembled the oil and gas leases and performed most, if not all, of the necessary geological and/or geophysical work before the interests in the prospects are offered for sale to the Company. Under such circumstances, the Company typically pays a percentage of the initial prospect costs greater than the percentage of ownership interest in the prospect which the Company acquires. Due to its decision to conserve its funds for expenditure on other projects, the Company did not participate in the drilling of any exploratory or development wells in the fiscal year ended February 29, 2004.

         The Company's principal producing oil and gas property for the past seven fiscal years has been its 25% interest in the BSR (Sub-Clarksville) Field in Madison County, Texas (the "Madison County, Texas property"). In fiscal 2004, the Madison County, Texas property was responsible for approximately 63% of the Company's total oil and gas revenues. The property consists of 27 wells with proven developed producing reserves and two water injection wells; the reservoir is approximately 7,700 feet deep. The property is fully developed for its primary oil and gas reserves. As production declined, plans were made by the operator of the property, the Company and the other working interest owners to install a secondary recovery project on the property. 585,361 barrels of proven undeveloped secondary oil reserves have been estimated by the Company's independent petroleum engineers to be recoverable to the Company's interest in the property by waterflooding the reservoir. In fiscal 2003, final royalty owner and Texas Railroad Commission approvals of the project were obtained, the property was unitized and the project commenced effective as of December 1, 2002. Produced water from the property has been injected back into the reservoir since 1999 through a dry hole drilled on the property in the last stage of its development. A second well on the property has now been converted into a water injection well. The total flood life is expected to be approximately 16 years, and the project may ultimately require converting a total of 10 producing wells to water injection wells and converting two producing wells to water supply wells at a depth of approximately 4,100 feet. The Company's investment cost for the project is estimated to be approximately $362,500, which includes its share of the cost for a proposed water plant and water distribution system and the conversion costs mentioned above. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

Gravel Operations
-----------------

         The Company's gravel property is now located on approximately 45 acres of the 1,965 acres of land owned by the Company in fee in La Plata County, Colorado. For some time, Four Corners Materials has been mining sand, gravel and rock products from the gravel permit area pursuant to a gravel contract and surface lease with the Company. The original permit area covered 33 acres, but, with the Company's consent, Four Corners Materials added an adjacent 11.9 acres (9.9 acres in one transaction, 2.0 in another) of the Company's land to the permit area in fiscal 2002 to give Four Corners Materials additional gravel reserves to mine. Four Corners Materials' original contract and lease expired on January 1, 2002 and it had been operating since that time under the terms of an oral extension of such contract and lease made between the Company's and Four Corners Materials' managements which was not fully implemented until the fourth quarter of fiscal 2003.

         In consideration of the Company's inclusion of the additional acreage under the contract and lease and the term extension, Four Corners Materials, effective as of July 1, 2001, increased the royalty paid to the Company with respect to tonnage mined from the additional 11.9 acres and paid a new road usage fee to the Company based on the tonnage mined. It also agreed to perform, at the Company's expense on a "cost plus" basis, the required land reclamation work on the Company's coal mine permit area located on other portions of the property. In the first part of fiscal 2004, Four Corners Materials mined gravel from the Company's land and performed coal mine reclamation work on the Company's behalf pursuant to the foregoing terms, a conditional right of entry to the Company's land granted Four Corners Materials by the Company in April 2003 and a gravel permit expansion amendment filed by Four Corners Materials and conditionally approved by the Colorado Division of Minerals and Geology (the "Colorado DMG") in June 2003. Four Corners Materials was to provide the bond necessary for such amended gravel permit. During the second quarter of fiscal 2004 and while the Company was engaged in negotiations with Four Corners Materials to grant it an additional and final approximate two acres to mine for gravel, Four Corners Materials instructed the Colorado DMG to stop processing the bond that was to secure the gravel permit amendment. The Company promptly notified Four Corners Materials that its actions breached the terms of its oral contract with the Company, the conditional right of entry grant and the grant permit amendment and requested Four Corners Materials to terminate all gravel mining activities, which it did in October 2003 after fully depleting the gravel reserves on the 9.9 acres and partially depleting such reserves on the 2.0 acres.

         The Company received approximately $206,400 in royalty payments, road usage fees and surface rentals from Four Corners Materials in fiscal 2004. In fiscal 2005, however, the Company expects to receive royalty revenues only from the sale by Four Corners Materials of gravel stockpiled on the property when its mining activities ceases. The Company would be willing to lease the property again for gravel mining but has no plans to conduct gravel mining operations itself on the property. See "Carbon Junction Coal Mine", below and "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

Carbon Junction Coal Mine
-------------------------

         The Company owns the Carbon Junction coal mine which is also located on its 1,965 acres of land in La Plata County, Colorado. The mine permit currently covers 190 acres of the property. Although the Company abandoned any further attempts to mine the coal deposits in fiscal 2000, Four Corners Materials had been performing the required work at the Company's expense to reclaim the land affected by the Company's prior surface mining operations. Four Corners Materials' engineering staff had initially estimated that the reclamation work could be completed for $413,000 and the Company had previously recorded a reserve in that amount for costs associated with the reclamation of the Carbon Junction mine and surrounding property. The Company's mine permit was renewed in July 2003 for an additional five-year term so that the reclamation work could be completed. As of November 30, 2003, such reclamation reserve had been reduced to approximately $66,900 as a result of work performed by Four Corners Materials and the Company.

         As a result of the Company's dispute with Four Corners Materials, the Company took back from Four Corners Materials the responsibility to the Colorado DMG to perform the coal mine reclamation work. After such assumption of responsibility, a study subsequently performed at the Company's request by the Company's mining consultant estimated that the Company's previous reserve should be increased by $100,000 to cover fully the remaining reclamation, and the Company made such increase as of year end, thereby bringing the total reserve at February 29, 2004 to approximately $158,900.

         Despite numerous meetings and discussions with Four Corners Materials in an effort to resolve the dispute, the matter still remains unresolved. Four Corners Materials has recently unilaterally amended its gravel permit to include again under it approximately 17 acres that were formerly included in the Company's coal permit. This action should allow the Company to amend its coal permit to delete that acreage together with the additional acreage that has been reclaimed to date and to obtain the release of a substantial portion of the Company's $817,000 coal reclamation performance bond posted with the State of Colorado. See "Item 6. - Management's Discussion and Analysis or Plan of Operation."

Real Estate Held for Development or Sale
----------------------------------------

         Location: The Company's planned real estate development now pertains to approximately 1,400 acres of the 1,965 acres of land owned by the Company in La Plata County, Colorado. The major highways intersecting the City of Durango and La Plata County are US Highway 550 running north and south and US Highway 160 running east and west. The Company's land is aligned with US Highway 160 and is located on a mesa adjacent to and above the City of Durango. The property is not currently within the City limits; however, certain portions of the property have common boundaries to the City.

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

         Once an Area Plan has been adopted, then an annexation impact report is required to address the physical analysis of the annexation issue, which is supposed to be a considerably shorter process. The Company submitted a 20-year conceptual plan for the 1,100 acres (the "Conceptual Plan") with the Company's annexation application. The Conceptual Plan is subject to review and public comment in neighborhood meetings. The City Planning Commission then prepares a recommendation to the City Council to approve, approve with conditions or deny the annexation application.

         Conceptual Plan: The Conceptual Plan for the development of the property (now expanded to approximately 1,400 acres) was prepared by the Company's management with the assistance of its engineering and planning consultant in Durango. Approximately 565 mountainous acres of the property that extend northeast will remain in the County for possible development into 35-acre lots in the future. The Company's mixed use development concept for the 1,400 acres, tentatively called "Oakridge at Durango", is a neighborhood design where residential villages are within convenient walking or biking distance to nearby neighborhood squares offering life's daily essentials. Within each square is a neighborhood business district intended as a transitional area of light business uses between residential areas and other features where shopping, services or office spaces are provided to the nearby neighborhoods. In the center of each square will be a small community park and plaza for resting, playing or eating surrounded by the commercial, office and service businesses. Houses of worship and day care will be conveniently sited. Residential densities will shift from high- density in the center of the village to medium or less density as the golf course or rims of the mesa are approached. The Conceptual Plan also includes a central business district intended primarily for areas of concentrated indoor retail and service businesses, but not for "big box" or regional shopping malls. Also planned is a resort and spa location that includes a golf course and business and commercial parks.

         Approval of Area Plan: In January 2004, after years of proposals, town meetings, discussions and negotiations with the City of Durango's planning staff concerning a preliminary Area Plan and changes thereto and hearings before the City of Durango Planning Commission and the City of Durango City Council, a final Area Plan was approved by the City of Durango City Council. The approval of a final Area Plan constitutes a major step forward for the Company in its efforts to develop its property.

         The Area Plan adopted by the City of Durango incorporates large areas of open space and preserves hillsides, gulches and other natural features of the terrain, while allowing residential, commercial and resort development opportunities around the proposed golf course and other recreational properties as envisioned by the Company's Conceptual Plan.

         The two issues that had to be resolved with the City of Durango before the Area Plan could be adopted involved the location of a secondary access road to serve the property and the density of housing in the proposed development. The City required that the Company's property be served by more than one access road. The sole current access is located on the western end of the property and services incoming and outgoing traffic that includes gravel hauling trucks. The Company's original plan called for construction of an alternate access road on the southeast side of its property, which would serve gravel mining and land development on the property. This plan was set aside, and the Company considered other sites for the alternate access road. The City's engineering department recommended as part of the proposed Area Plan that a minor arterial roadway with limited access be constructed as a bypass across the Company's property connecting U.S. Highway 550 to Horse Gulch/Goeglein Road to the east. The
Company advised the City that it could not support a bypass through the Company's property. This issue was ultimately resolved by the Company's agreement to accept the minor arterial roadway concept and the City's agreement to shift the location of the roadway to the perimeter of the property so that the roadway would not cross the planned golf course.

         With respect to the density of housing issue, in its Conceptual Plan, the Company had proposed 1,095 residential units on the property. The City's planning staff had requested an increase in density to 2,500-3,000 residential units. A compromise was reached in the final Area Plan that supports the construction of anywhere from 1,500 to 6,000 residential units.

         The next step in the process will be for the City of Durango, when requested by the Company or any new owner (see "Decision to Sell Property," below), to approve the Company's previously filed annexation application and Conceptual Plan. Then the preliminary and final development plans for the property will have to be filed by the Company, reviewed by the Company's planning staff, discussed at public hearings and finally approved by the City's Planning Commission and City Council. At this stage, the Company is unable to estimate the timetable for all of the foregoing to occur, although it believes its annexation application and Conceptual Plan (or a conceptual plan submitted by any new owner) could be acted upon promptly after its request to the City to do so.

         Decision to Sell Property: After finally obtaining approval of the Area Plan, the Company has recently concluded that it would be prudent for it to attempt to sell the property as a whole rather than developing the property according to its Conceptual Plan and the Area Plan. The Company's decision was based on two principal factors, one being the recent developments with respect to the health of Sandra Pautsky, its Chief Executive Officer and principal shareholder, who has been the moving force pushing the development of the property since the death of her father, Noel Pautsky, in 1998. In fiscal 2004, Ms. Pautsky was diagnosed with a life- threatening form of cancer. Although Ms. Pautsky has continued to perform her duties with the Company in a diligent and admirable manner since her diagnosis, she has been forced to be absent from the office and, while undergoing treatments, has been unable to travel to Colorado. The Company expects Ms. Pautsky's schedule to continue to be the same in fiscal 2005, including a longer period of absence due to a pending operation. Under the circumstances, it would not be possible for Ms. Pautsky to devote the significant time and effort to the property that its development would require. Consequently, Ms. Pautsky's health concerns, coupled with the Company's growing thought that it might not be prudent to concentrate all of its limited financial resources on one major project, led the Company to conclude that it should attempt to sell the property. The Company's officers, other than Ms. Pautsky, have not been actively involved with respect to the Colorado land; however, in the event that the Company should not sell the property, Ms. Pautsky's daughter, a long-term employee of the Company, has been actively involved historically and to date with the Company's actions in Colorado.

         During the period that the Company sought approval of an Area Plan that would support its proposed development, the Company has been approached by a number of parties, both locally based in Durango and located elsewhere, who were interested in purchasing all or part of the property or joint venturing in some respect with the Company in its development. Although the Company consistently listened to such parties, it did not actively encourage such parties or pursue any particular transaction with any of them. The Company, after obtaining approval of the Area Plan in which the development will be located, has been recontacted by interested parties to determine if a sale transaction can be negotiated and consummated. If the Company is unable to consummate a sale transaction at a price acceptable to the Company with any of the parties from whom it has had prior contact, then it may elect to employ consultants, brokers or other advisors to assist in the Company's sale efforts. The Company hopes to be able to complete a sale transaction in the remainder of fiscal 2005, but if it is unable to do so, it reserves the right to proceed again with the development of the property, should circumstances change. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Financial Condition and Liquidity."

Competition and Markets
-----------------------

         Competition: A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company. Competition for desirable leases and suitable prospects for oil and gas drilling operations is intense, and in the past the Company has experienced significant competition in obtaining the services of drilling contractors and in purchasing tubular goods and other materials necessary to drill and complete wells. In fiscal 2003 and 2004, the Company did not experience any difficulty in obtaining services and materials because of its lack of exploration and development activities.

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

         Oil and gas prices have been on a generally upward trend since the first quarter of fiscal 2003 and such prices had a materially positive effect on the Company's revenues in fiscal 2004 and on the amount and present value of the Company's estimated proven oil and gas reserves at year end. In fiscal 2004, the Company's average oil price received increased $3.14 per barrel (approximately 11.6%) from that received in fiscal 2003. The Company's average gas price received for fiscal 2004 finished the year significantly higher than in fiscal 2003 (an increase of $1.92 per MCF, or approximately 55.3%); however, the effect of changes in gas prices on the Company's revenues and proven reserves is not as great as changes in oil prices due to the Company's significant weighting in favor of oil production. While certain of the Company's gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 29, 2004. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

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

Employees
---------

         As of May 31, 2004, the Company had six full-time employees. Four of the employees were located at the Company's executive offices and two were field employees located in North Texas. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Oil and Gas Properties.

Reserves
--------

         Reference is made to "Supplemental Oil and Gas Data (Unaudited)" included in the Notes to Financial Statements for additional information concerning: (i) certain cost and revenue information pertaining to the Company's oil and gas producing activities; (ii) estimates of the Company's oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company's oil and gas reserves and the changes in such standardized measure. The engineering report with respect to the Company's proved oil and gas reserves as of February 29, 2004 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas ("Stephens Engineering"). At such date, all of the Company's oil and gas reserves were located in the United States and in the States of Texas, Mississippi, Colorado and Oklahoma.

         No reserve reports pertaining to the Company's proved net oil or gas reserves were filed with any Federal governmental authority or agency during the fiscal year ended February 29, 2004, and no major discovery is believed to have caused a significant change in the Company's estimates of proved reserves since that date.

         The following table reflects Stephens Engineering's estimate of those quantities of oil and gas as of February 29, 2004 which can be produced from the Company's proved developed reserves during the fiscal year ending February 28, 2005, using equipment installed and under economic and operating conditions existing at February 29, 2004:

                           Oil (Bbls.)..............     21,643
                           Gas (MCF)................     19,819

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

Production
----------

         The following table shows for each of the three fiscal years ended February 29, 2004 the total production attributable to the Company's oil and gas interests:

Fiscal Year Ended                         Oil                 Gas
 February 28/29,                        (Bbls.)              (MCF)
 ---------------                        -------              -----

2004.............                       25,382               36,879
2003.............                       28,015               45,720
2002.............                       36,558               65,936

Lifting Costs and Average Sales Prices

         The Company's production (lifting) costs and average sales prices received during each of the three fiscal years ended February 29, 2004 were as shown in the following table:

                                                          Fiscal Year
                                                     Ended February 28/29,
                                               --------------------------------
                                                2004         2003         2002
                                               ------       ------       ------
         Lifting Costs

         Per Equivalent Unit (Bbls.)...        $17.70       $15.48       $12.63

         Average Sales Prices

         Oil (per Bbl.)................         30.22        27.08        23.46

         Gas (per MCF).................          5.39         3.47         3.39

Sales Contracts and Major Customers
-----------------------------------

         The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company's producing properties are located. During the fiscal year ended February 29, 2004, approximately 68% of the Company's oil sales were made to Teppco Crude Oil, L.P. ("Teppco") and approximately 25% were made to Sunoco, Inc. During fiscal 2004, approximately 74% of the Company's gas sales were made under short- term contracts to Orion Pipeline, LLC ("Orion") [NOTE: Need full name] and approximately 13% were made to Dynegy Midstream Services, L.P.

         Substantially all of the Company's oil sales to Teppco and its gas sales to Orion were from the Company's Madison County, Texas property.

         In the opinion of management, the termination of any of the Company's sales contracts would not adversely affect the Company's ability to sell its oil and gas production at comparable prices.

Developed Acreage and Productive Wells

         As of February 29, 2004, the Company owned working and overriding royalty interests in 9,159 gross (2,571 net) acres of developed oil and gas leases and 70 gross (21.92 net) productive oil and gas wells.

         The following table summarizes the Company's developed acreage and productive wells as of February 29, 2004:

                                   Developed Acreage(1)                   Productive Wells(1)(3)
                          -------------------------------------   -------------------------------------
                               Gross(2)             Net(2)             Gross(2)             Net(2)
                          -----------------   -----------------   -----------------   -----------------
                            Oil       Gas       Oil       Gas       Oil       Gas       Oil       Gas
                          -------   -------   -------   -------   -------   -------   -------   -------
Texas:
  Madison Co. .........     4,515      --       1,129      --          27      --        6.75      --
  All Other Cos........     2,408     1,914     1,259       177        26        14     12.71      2.40
Mississippi ...........        40      --           1      --           1      --         .01      --
Colorado ..............      --         242      --           4      --           1      --         .02
Oklahoma ..............        40      --           1      --           1      --         .03      --
                          -------   -------   -------   -------   -------   -------   -------   -------


         Total ........     7,003     2,156     2,390       181        55        15     19.50      2.42
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

(3) Includes 17 gross (3.78 net) shut-in wells; excludes 6 gross (2.80 net) water injection wells.

Undeveloped Acreage
-------------------

         The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 29, 2004:

        State                              Gross Acres    Net Acres
        -----                              -----------   -----------

        Texas ..........................        11,741         3,904
        Arkansas .......................         2,428         1,214
                                           -----------   -----------

                                   Total        14,169         5,118
                                           ===========   ===========

         All of the Company's undeveloped leases in the State of Arkansas cover lands located in Miller County. In the absence of drilling activity which establishes commercial reserves sufficient to justify retention, the Company's leases on approximately 68.75% of its net acres will expire in fiscal 2005, 1.07% will expire in fiscal 2006, .29% will expire in fiscal 2007 and .15% will expire in fiscal 2008. The remaining approximate 29.74% of the Company's undeveloped acreage, which includes all of such acreage in the State of Arkansas and a portion of such acreage in Gregg and Montague Counties, Texas, is currently held in force by production. The Company has no ownership interest in the Miller County, Arkansas productive acreage.

Drilling Activity
-----------------

         The following table sets forth the results of the Company's exploratory drilling activity for each of the three fiscal years ended February 29, 2004:


                                                    Exploratory Wells
                       ---------------------------------------------------------------------------
    Fiscal Year                        Gross                                   Net
       Ended           ------------------------------------  -------------------------------------
  February 28/29,      Productive       Dry        Total      Productive       Dry        Total
-----------------      ----------   ----------   ----------   ----------   ----------   ----------
2002...........              --              1            1         --            .08          .08
2003...........              --           --           --           --           --           --
2004...........              --           --           --           --           --           --
                       ----------   ----------   ----------   ----------   ----------   ----------

     Total.....              --              1            1           -           .08          .08
                       ==========   ==========   ==========   ==========   ==========   ==========



The Company did not participate in drilling any development wells during the three fiscal years ended February 29, 2004, and, as of February 29, 2004, the Company was not in the process of drilling or completing any wells.

         Coal and Gravel Properties.

         As of February 29, 2004, the Company held 1,825 (456 net) acres of coal leases covering lands in La Plata County, Colorado. The leases were acquired in October 1990 and have remaining primary terms of approximately 11 years. No annual delay rentals or advance minimum royalties are required.

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

         In 1991, the Company purchased the surface estate, a 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of 200 additional acres in La Plata County adjacent to the 1,825 acre tract. The Company has not leased the remaining 25% interest in the coal. By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described 1,825 acre and 200 acre tracts. The Company has ended any plans to attempt to operate the Carbon Junction coal mine and renewed its mine permit in July 2003 only so that the required reclamation work on the land affected by its prior mining operations can be completed. See "Item 1 - Description of Business - Carbon Junction Coal Mine." The Company expects, however, to continue the coal leases as they involve no significant expense to it.

         The Company also owns 55% of the gravel, oil, gas and other mineral rights with respect to the 1,825 acre tract in La Plata County, Colorado and has the executive rights on the remaining 45%. During fiscal 1998, the Company's permit from the State of Colorado to mine gravel from 33 acres on such tract was transferred to Four Corners Materials. The Company subsequently allowed Four Corners Materials to extend the permitted area by an additional 11.9 acres. Four Corners Materials is no longer mining sand, gravel and rock products from the permit area. See "Item 1. - Description of Business - Gravel Operations" and "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

         Real Estate.

     The surface of most of the land in La Plata County, Colorado described in "Coal and Gravel Properties" above and adjacent acreage totaling 1,965 acres is held for development by the Company. Approximately 1,400 acres of such land is the subject of a planned mixed use development by the Company. See "Item 1. - Description of Business - Real Estate Held for Development."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended February 29, 2004 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock, $.04 par value, is traded in the over-the-counter market. The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 29, 2004 by quarters. Such quotations were furnished to the Company by the National
Quotation Bureau, LLC and were supplied by The National Association of Securities Dealers ("NASD") through the NASD OTC Bulletin Board, the NASD's automated system for reporting NON-NASDAQ quotes and the National Quotation Bureau's Pink Sheets. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Period                                                      High      Low
------                                                      ----      ---

Fiscal Year Ended February 28,
 2003:
         Quarter Ended May 31, 2002                       $ 2.35    $ 2.35
         Quarter Ended August 31, 2002                      3.25      2.35
         Quarter Ended November 30, 2002                    3.70      2.85
         Quarter Ended February 28, 2003                    3.70      3.10

Fiscal Year Ended February 29,
 2004:
         Quarter Ended May 31, 2003                       $ 3.90    $ 3.40
         Quarter Ended August 31, 2003                      4.40      3.40
         Quarter Ended November 30, 2003                    4.50      4.05
         Quarter Ended February 29, 2004                    4.35      4.20

         As of May 28, 2004, the approximate number of holders of record of the common stock of the Company was 453.

         The Company did not pay any dividends during the two fiscal years ended February 29, 2004. There are currently no restrictions upon the Company's ability to pay dividends; however, the Company does not anticipate paying any dividends in fiscal 2005.

         The Company did not make any sales of its equity securities during the two fiscal years ended February 29, 2004.

         The following table shows all purchases of the Company's shares of common stock made by the Company during each month of the fourth quarter of the Company's fiscal year ended February 29, 2004:

                                                           Average Price
                                       Total Number            Paid
     Period                        of Shares Purchased       per Share
-----------------                  -------------------     -------------
December 1, 2003
    through
December 31, 2003                         --                  $  --

January 1, 2004
    through
January 31, 2004                          --                     --

February 1, 2004
    through
February 29, 2004                        2,000                   4.38
                                       -------                -------

                  Total                  2,000                $  4.38
                                       =======                =======


         The Company has no publicly announced plans or programs to purchase its shares of common stock. The one share purchase was made in a private transaction directly with the stockholder involved.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7.

Results of Operations
---------------------

         The Company had a net loss of $150,860 ($.03 per share) in the fiscal year ended February 29, 2004 compared to a net loss of $49,706 ($.01 per share) in the fiscal year ended February 28, 2003. The principal reason for the $101,154 increase in the Company's net loss in fiscal 2004 was an $100,000 increase in the Company's reserve for coal mine reclamation costs that was made as of year end. Other material factors impacting the Company's results of operations in fiscal 2004 were slightly improved oil and gas revenues accompanied by significantly lower oil and gas operating expenses and lower levels of gravel and other income.

         Oil and gas revenues increased approximately $15,200 (1.6%) in the fiscal year ended February 29, 2004 due to significant increases in the Company's average oil and gas prices received during the year as oil and gas production sales volumes again declined. During the fourth quarter of fiscal 2004, however, oil and gas revenues declined approximately 4.1% compared to the prior year despite an increase in the Company's average gas price received as the Company's average oil price received approximated that of the prior year. Fees in the amount of $36,600 and $37,400 received by the Company in fiscal 2004 and 2003, respectively, for serving as operator of most of the Company's North Texas area properties are included in oil and gas revenues.

         The following table compares the Company's oil and gas revenues and average prices received by the Company and its sales volumes of oil and gas during fiscal 2004 with those of fiscal 2003:

                                                        Percentage
                     Fiscal 2004      Fiscal 2003       Difference
                     -----------       -----------      ----------

Oil:

Revenues               $772,484         $774,551           -  .3%
Volume (Bbls.)           25,565           28,600           -10.6
Average Price
 (per Bbl.)               30.22            27.08           +11.6

Gas:

Revenues               $166,750         $142,385           +17.1%
Volume (MCF)             30,953           41,064           -24.6
Average Price
 (per MCF)             $   5.39             3.47           +55.4%


Non-material amounts of natural gas liquids revenues and sales volumes for both years are excluded from the foregoing table.

         Notwithstanding the overall increase in the Company's oil and gas revenues in fiscal 2004, revenues from the Madison County, Texas property declined approximately $44,200 (7.1%) as the significantly higher average oil and gas prices received for production from the property were not sufficient to offset the effect of lower sales volumes. The Madison County, Texas property has been fully developed for its primary oil and gas reserves for some time. The property was unitized in fiscal 2003 and a secondary recovery (waterflood) project on the property was commenced in the last quarter of that year. The secondary recovery project has been implemented in a tightly controlled manner by the operator of the property, which intends to complete the project out of the property's cash flow, if possible, rather than incurring a substantial part of the project's installation expense upfront at one time. During fiscal 2004, a second producing well was converted to a water injection well but no other significant project costs were incurred. The operator has advised the Company that it is optimistic that production volumes will stabilize in fiscal 2005 and believes that a trend can be seen in that direction already. Production stabilization should be aided by two pumping units which will be installed on formerly flowing oil wells. The installation of these units should produce improved results for such wells. Any increase in oil production volumes from the property is now not expected to occur until fiscal 2006 at the earliest due to the substantial lag time for the buildup of sufficient water volumes to push the incremental secondary oil reserves to producing wells and the actual production of the incremental reserves. Notwithstanding the Company's continued strong expectations with respect to the waterflood, it should again be emphasized that there can be no assurance that the secondary recovery project will be successful.

         Although the Company's gravel revenues through the first three quarters of fiscal 2004 were substantially ahead of such revenues for fiscal 2003, revenues for the full fiscal year wound up declining by approximately $82,300 (28.5%). During the fourth quarter of fiscal 2003, the Company received approximately $196,800 in revenues as a result of the implementation during that period, but effective as of July 1, 2001, of a new road usage fee and an increased royalty rate for tonnage mined from the 9.9 acres added to Four Corners Materials' mining area. As a result of the Company's dispute with Four Corners Materials which developed during the second quarter of fiscal 2004 and Four Corners Materials' cessation of mining activities in the third quarter, the Company received substantially reduced revenues from gravel sales and road usage fees in the fourth quarter of fiscal 2004, resulting in an approximate $182,800 decline in revenues for that quarter and the overall decline in gravel revenues for the full fiscal year. The Company expects to receive some revenues through the first half of fiscal 2005 from the sale by Four Corners Materials of gravel stockpiled on the property when its mining activities ceased but none after that time. The Company would lease the property again for gravel operations but has no intention of conducting any operations itself. The Company had no coal revenues in either fiscal 2003 or 2004.

         The  expenses  of  the  Company's  oil  and  gas  operations  decreased approximately $91,900 (10.6%) in the fiscal year ended February 29, 2004 primarily as a result of an approximate $65,300 (32.3%) decline in depletion and depreciation expense, the absence of any lease impairment expense and significantly reduced exploration costs. The decline in depletion and depreciation expense was attributable to the Madison County, Texas property and was due to lower sales production volumes for the year and a lower per barrel amortization rate resulting from the lower proven oil and gas reserves for the property at the fiscal 2004 year end as compared to the prior year. Depletion expense should continue to reduce for this property as its depletable balance lowers. In fiscal 2003, the Company incurred approximately $49,000 in exploration costs due to expired leasehold expense, primarily with respect to a prospect in Red River County, Texas. The Company only incurred very nominal exploration costs in fiscal 2004. There were no dry hole costs in either fiscal 2003 or 2004 as the Company did not participate in the drilling of any wells in these years. The lease operating portion of overall oil and gas operating expenses did increase, however, by approximately $23,000 (3.7%) in fiscal 2004. Such increase was mainly attributable to the addition of one field employee for all of fiscal 2004 but only a portion of fiscal 2003.

         The expenses of the Company's coal and gravel operations more than tripled in fiscal 2004, primarily as the result of a $100,000 increase in the Company's reserve for coal mine reclamation costs made by the Company as of the end of the year. This increase in the reserve grew out of instructions given by Four Corners Materials to the Colorado Division of Minerals and Geology in the second quarter of the fiscal year to stop processing the bond that was to secure the amendment of the Company's gravel permit intended to allow Four Corners Materials to perform coal mine reclamation work on the Company's behalf. The Company believes that the actions of Four Corners Materials breached the terms of its oral contract with the Company as well as the Company's conditional right of entry grant and the gravel permit amendment and notified Four Corners Materials to such effect at the time, but such actions by Four Corners Materials nevertheless caused the Company to have to take back the responsibility for the remaining coal mine reclamation work that had been shifted to Four Corners
Materials. A study subsequently undertaken at the Company's request by the Company's mining consultant estimated that the Company's previous reserve should be increased by $100,000 to cover fully the reclamation work, and the Company took such action at year end. Coal and gravel operating expenses were also adversely impacted by higher testing and permitting expenses and legal expenses resulting from the Four Corners Materials dispute and ad valorem tax expense that more than doubled.

         Four Corners Materials has recently unilaterally amended its gravel permit to include a portion of the acreage (i.e., the so-called south pit area) that was formerly included in the Company's coal permit. This action should allow the Company to amend its coal permit to delete that acreage. The Company has not yet made any determination as to whether Four Corners Materials' recent action will affect the reduction of the amount of its coal reclamation reserve and is still considering pursuing its legal remedies against Four Corners Materials for the actions it took.

         Real estate development expense declined approximately $11,600 (50.9%) in fiscal 2004 primarily due to lower depreciation expense as a result of the sale during the first quarter of the year of a trailer formerly used in the Company's operations. General and administrative expenses were essentially unchanged in amount in fiscal 2004 from the fiscal 2003 level as a significant increase in employee benefits expense resulting from the inclusion of family members of employees in the Company's health insurance plan and higher general depreciation and insurance expenses were counterbalanced by lower contributions, engineering, website and miscellaneous expenses.

         In the first quarter of fiscal 2005, the Company paid Sandra Pautsky, the Company's Chief Executive Officer, a bonus of $315,000 in consideration of her extraordinary services over a number of years with respect to the Company's proposed Colorado real estate development project. Although the Company believes that such bonus was well deserved, it will have an adverse effect on the Company's results of operations, certainly in the first quarter of fiscal 2005 and possibly for the full year. See "Item 10. - Executive Compensation."

         Other income declined approximately $59,800 (67.6%) in fiscal 2004 compared to fiscal 2003. Other income consists of two primary components - interest and dividend income and other net income. Other net income consists primarily of the gain or loss on any sale of oil and gas properties, the gain or loss on the sale of other assets and investment income or loss. Investment income or loss is currently entirely attributable to the Company's interest in a limited partnership which operates a small gas pipeline in the East Texas area. Interest and dividend income declined approximately $2,200 in fiscal 2004. Interest income alone declined over $23,800 due to the effect of lower interest rates, but dividend income on the Company's equity investment increased approximately $21,600. The Company is uncertain whether it can expect to receive dividend income from its equity investment at the same high level in fiscal 2005. Other net income changed from an approximate $30,000 income item in fiscal 2003 to an approximate $27,600 loss item in fiscal 2004, an approximate $57,600 difference. All of the difference was attributable to the gain (loss) on the sale of other assets component. In fiscal 2003, the Company recognized a gain on the sale of its workover rig of approximately $38,700, but in fiscal 2004 the Company suffered an $18,600 loss on the sale of a trailer used in its real estate operations. As to the remaining other net income components, an approximate $3,000 gain on the sale of oil and gas properties in fiscal 2003 was roughly offset by a smaller loss from the Company's interest in the limited partnership in fiscal 2004 than in fiscal 2003.

         The Company's provision for income tax benefit in fiscal 2004 was slightly higher than what would be expected to be the case if such provision were computed by applying the U.S. Federal corporate tax rate to the pretax loss in such year primarily as the result of a revision of a prior year provision estimate. In fiscal 2003, such provision was lower than what would be expected principally due to the effect of state and local income taxes.

         The Company's weighted average shares outstanding decreased approximately 1.6% in the fiscal year ended February 29, 2004 due to the purchase of approximately 64,400 shares of the Company's stock made by the Company from related parties and other shareholders during the year. See "Item
7. - Financial Statements - Note F. of Notes to Financial Statements."

Financial Condition and Liquidity
---------------------------------

         During fiscal 2004, notwithstanding that the Company did not participate in any exploratory or development drilling for the second straight year and generally tried to restrict its expenditures on operational and investing activities, all aspects of the Company's activities were net users of cash, resulting in a reduction in the Company's cash and cash equivalents at year end of approximately $521,600.

         The Company's operating activities, which traditionally have been net providers of cash, instead used approximately $151,000 in cash in fiscal 2004 despite the Company's slight increase in oil and gas revenues during the year. In fiscal 2003, the Company's operating activities provided approximately $252,200 in funds, although such provision was substantially benefitted by the receipt of an approximate $321,700 federal income tax receivable during the year.

         The Company's investing activities used approximately $117,000 in funds (approximately $23,800 less than in fiscal 2003) as additions to oil and gas properties and real estate held for development aggregating approximately $142,200 were substantially greater than the proceeds from minor sales of oil and gas properties and proceeds from sales of property and equipment totaling approximately $25,200. The Company's financing activities (entirely purchases of the Company's common stock) used approximately $253,600 in funds in fiscal 2004, up from $160,200 in fiscal 2003 due to increases in the number of shares purchased and in the Company's stock price during the year. At February 29, 2004, the Company still had no indebtedness and cash, cash equivalents and investment securities available for sale aggregated approximately $3,290,200.

         Given the Company's decision to attempt to sell, rather than develop, its Colorado real estate in fiscal 2005, which should eliminate the need for any substantial drawdown of the Company's cash reserves or the need to obtain additional debt or equity financing, the Company expects to fund its contemplated oil and gas and coal reclamation operations during fiscal 2005 and any purchases of the Company's stock that it makes from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and any cash flow from its oil and gas properties. There should be no significant funds available from gravel operations in fiscal 2005 because of the cessation of mining activities, and the bonus paid to the Company's Chief Executive Officer in the first quarter of fiscal 2005 will further reduce the available funds, although more than sufficient funds should be available to the Company for operations.

         Although the Company's average oil and gas product prices received increased significantly during fiscal 2004, prices have remained strong in the first quarter of fiscal 2005 with oil prices reaching 20-year high levels in early May. The Company does not anticipate that its average oil and gas prices received in fiscal 2005 will exceed or necessarily even be equivalent to those received during fiscal 2004 but currently believes that sales production volumes from the Madison County, Texas properties have a good chance to be maintained at prior year levels for the first time in six years. If that is the case, cash flow from the Company's oil and gas properties should improve in fiscal 2005. The Company's fiscal 2005 operations should also benefit from the contemplated release of a significant portion of the Company's $817,000 coal mine reclamation bond to the State of Colorado sometime during the year. The Company had thought that a portion of the coal reclamation bond would be released in fiscal 2004, but the actions taken by Four Corners Materials during the year effectively prevented that from happening.

Critical Accounting Policies and Estimates
------------------------------------------

The foregoing discussion and analysis of the Company's results of operations and financial condition and liquidity is based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company's significant accounting policies are described in Note B to the financial statements. In response to Securities and Exchange Commission (the "Commission") Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified certain of these policies as being of particular importance to the portrayal of the Company's results of operations and financial position and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company's financial statements:

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

Forward-Looking Statements
--------------------------

         Certain information included in this Annual Report on Form 10-KSB and other materials filed by the Company with the Commission contain forward-looking statements relating to the Company's operations and the oil and gas industry. Such forward- looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "believes," "estimates," "anticipates" and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed in such forward-looking statements.

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

ITEM 7.  FINANCIAL STATEMENTS.

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Auditors                                               31

Balance Sheets as of February 29, 2004 and
  February 28, 2003                                                          32

Statements of Operations for the years ended
  February 29, 2004 and February 28, 2003                                    34

Statements of Stockholders' Equity for the
  years ended February 29, 2004 and
  February 28, 2003                                                          35

Statements of Cash Flows for the years ended
  February 29, 2004 and February 28, 2003                                    36

Notes to Financial Statements                                                37

Supplemental Oil and Gas Data (Unaudited)                                    47

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of Oakridge Energy, Inc.

We have audited the accompanying balance sheets of Oakridge Energy, Inc., a Utah corporation, as of February 29, 2004 and February 28, 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





Fort Worth, Texas
April 23, 2004



                              OAKRIDGE ENERGY, INC.

                                 BALANCE SHEETS


                                                            February 29,   February 28,
                                                                2004           2003
                                                            ------------   ------------
Assets
Current assets:
    Cash and cash equivalents                               $  2,853,798   $  3,375,427
    Trade accounts receivable                                    150,564        274,869
    Investment securities available for sale                     436,378        260,817
    Prepaid expenses and other                                    20,698         21,196
                                                            ------------   ------------
Total current assets                                           3,461,438      3,932,309

Oil and gas properties, at cost, using the
    successful efforts method of accounting:
    Proved developed properties                                6,696,277      6,651,197
    Less accumulated depletion and depreciation                6,195,590      6,058,833
                                                            ------------   ------------
                                                                 500,687        592,364
    Unproved properties                                          185,207        177,833
                                                            ------------   ------------
Net oil and gas properties                                       685,894        770,197

Coal and gravel properties, at cost:
    Undeveloped properties                                     5,850,424      5,850,424
    Mining and service equipment                               2,461,783      2,461,783
                                                            ------------   ------------
                                                               8,312,207      8,312,207
    Less accumulated depletion and depreciation                8,046,348      8,027,008
                                                            ------------   ------------
Net coal and gravel properties                                   265,859        285,199

Other property and equipment, net of accumulated
    depreciation of $376,406 in 2004 and $352,062 in 2003        138,540        162,884

Real estate held for development or sale                       2,986,658      2,941,989


Other non-current assets                                         865,809        875,074
                                                            ------------   ------------
Total assets                                                $  8,404,198   $  8,967,652
                                                            ============   ============



See accompanying notes to financial statements.


                              OAKRIDGE ENERGY, INC.

                           BALANCE SHEETS (continued)


                                                         February 29,   February 28,
                                                             2004           2003
                                                         ------------   ------------
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                     $     67,492   $    112,692
    Accrued expenses                                           49,473         75,071
    Deferred income taxes                                      86,490         21,585
                                                         ------------   ------------
Total current liabilities                                     203,455        209,348

Reserve for reclamation costs                                 158,879        319,019
Deferred income taxes                                          11,457        115,030
                                                         ------------   ------------
Total liabilities                                             373,791        643,397

Commitments and contingencies                                    --             --

Stockholders' equity:
    Common stock, par value $.04 per share, 20,000,000
      shares authorized, 10,157,803 shares issued             406,312        406,312
    Additional paid-in capital                                805,092        805,092
    Retained earnings                                      16,800,307     16,951,167
    Accumulated other comprehensive income                    147,457         36,801
                                                         ------------   ------------
                                                           18,159,168     18,199,372
Less treasury stock, at cost; 5,851,724 shares in 2004
    and 5,787,313 in 2003                                  10,128,761      9,875,117
                                                         ------------   ------------
Total stockholders' equity                                  8,030,407      8,324,255
                                                         ------------   ------------

Total liabilities and stockholders' equity               $  8,404,198   $  8,967,652
                                                         ============   ============












See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                            STATEMENTS OF OPERATIONS


                                                           Year Ended
                                                   February 29,    February 28,
                                                       2004            2003
                                                   ------------    ------------
Revenues:
    Oil and gas                                    $    983,498    $    968,252
    Gravel                                              206,424         288,707
                                                   ------------    ------------
Total revenues                                        1,189,922       1,256,959

Operating expenses:
    Oil and gas:
      Depletion and depreciation                        136,758         202,096
      Lease operating                                   637,090         614,088
      Lease impairment                                     --               642
      Exploration costs                                       6          48,965
                                                   ------------    ------------
    Total oil and gas                                   773,854         865,791

    Coal and gravel                                     200,276          47,848
    Real estate development                              11,203          22,837
    General and administrative                          467,888         467,520
                                                   ------------    ------------
Total operating expenses                              1,453,221       1,403,996
                                                   ------------    ------------

Loss from operations                                   (263,299)       (147,037)

Other income                                             28,627          88,414
                                                   ------------    ------------

Loss before income taxes                               (234,672)        (58,623)

Income tax benefit                                      (83,812)         (8,917)
                                                   ------------    ------------

Net loss                                           $   (150,860)   $    (49,706)
                                                   ============    ============

Basic and diluted loss per common share            $      (0.03)   $      (0.01)
                                                   ============    ============

Weighted average common shares outstanding            4,332,735       4,403,740
                                                   ============    ============





See accompanying notes to financial statements.


                              OAKRIDGE ENERGY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

               Years Ended February 29, 2004 and February 28, 2003

                                                                                   Accumulated
                                                  Additional                         other
                                   Common           paid-in         Retained      comprehensive
                                   stock            capital         earnings         income
                                -------------    -------------   -------------    -------------
Balance at March 1, 2002        $     406,312    $     805,092   $  17,000,873    $      23,242

Purchases of treasury stock              --               --              --               --

Net loss                                 --               --           (49,706)            --

Change in unrealized gain
    on investment securities,
    net of income taxes                  --               --              --             13,559
                                -------------    -------------   -------------    -------------

Comprehensive loss for year


Balance at February 28, 2003          406,312          805,092      16,951,167           36,801

Purchases of treasury stock              --               --              --               --

Net loss                                 --               --          (150,860)            --

Change in unrealized gain
    on investment securities,
    net of income taxes                  --               --              --            110,656
                                -------------    -------------   -------------    -------------

Comprehensive loss for year


Balance at February 29, 2004    $     406,312    $     805,092   $  16,800,307    $     147,457
                                =============   =============    =============   =============


                                   Treasury                       Comprehensive
                                    stock            Total        income (loss)
                                -------------    -------------    -------------

Balance at March 1, 2002        $  (9,714,886)   $   8,520,633

Purchases of treasury stock          (160,231)        (160,231)

Net loss                                 --            (49,706)   $     (49,706)

Change in unrealized gain
    on investment securities,
    net of income taxes                  --             13,559           13,559
                                -------------    -------------    -------------

Comprehensive loss for year                                       $     (36,147)
                                                                  =============

Balance at February 28, 2003       (9,875,117)       8,324,255

Purchases of treasury stock          (253,644)        (253,644)

Net loss                                 --           (150,860)   $    (150,860)

Change in unrealized gain
    on investment securities,
    net of income taxes                  --            110,656          110,656
                                -------------    -------------    -------------

Comprehensive loss for year                                       $     (40,204)
                                                                  =============

Balance at February 29, 2004    $ (10,128,761)   $   8,030,407
                                =============    =============


See accompanying notes to financial statements.


                              OAKRIDGE ENERGY, INC.

                            STATEMENTS OF CASH FLOWS


                                                                Year Ended
                                                       February 29,    February 28,
                                                           2004            2003
                                                       ------------    ------------
Operating Activities
    Net loss                                           $   (150,860)   $    (49,706)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depletion and depreciation                            181,906         256,229
      Gain on sales of oil and gas properties                  (238)         (3,029)
      (Gain) loss on sales of property and equipment         18,602         (38,711)
      Loss on investment in limited partnership               9,265          11,784
      Abandoned leaseholds                                        6          48,964
      Oil and gas lease impairment                             --               642
      Deferred income taxes                                (103,573)        (29,565)
      Changes in operating assets and liabilities:
        Trade accounts receivable                           124,305        (195,573)
        Federal income taxes receivable                        --           321,739
        Prepaid expenses and other                              498          (4,134)
        Accounts payable and accrued expenses               (70,798)         23,964
        Reserve for reclamation costs                      (160,140)        (90,411)
                                                       ------------    ------------
Net cash provided by (used in) operating activities        (151,027)        252,193

Investing Activities
    Additions to oil and gas properties                     (52,459)        (20,132)
    Additions to real estate held for development           (89,737)       (116,338)
    Additions to other property and equipment                  --          (105,034)
    Proceeds from sales of oil and gas properties               238           3,318
    Proceeds from sales of property and equipment            25,000          97,390
                                                       ------------    ------------
Net cash used in investing activities                      (116,958)       (140,796)

Financing Activity
    Purchases of treasury stock                            (253,644)       (160,231)
                                                       ------------    ------------

Net decrease in cash and cash equivalents                  (521,629)        (48,834)
Cash and cash equivalents at beginning of year            3,375,427       3,424,261
                                                       ------------    ------------

Cash and cash equivalents at end of year               $  2,853,798    $  3,375,427
                                                       ============    ============

Supplemental Disclosure of Cash Flow Information
Income taxes paid                                      $     23,388    $     21,216
                                                       ============    ============

Supplemental Disclosure of Non-Cash Information
Change in unrealized gain on investment
    securities, net of income taxes                    $    110,656    $     13,559
                                                       ============    ============





See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     February 29, 2004 and February 28, 2003



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

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to financial statements when the fair value is different than the carrying value. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of their instruments.

                              OAKRIDGE ENERGY, INC.

B.   Significant Accounting Policies - continued

Cash and Cash Equivalents

Cash equivalents of approximately $2,820,000 and $2,850,000 at February 29, 2004 and February 28, 2003, respectively, consisted of interest-bearing cash deposits. The Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Investment Securities

Investment securities consist of equity securities. The Company's investments are classified at the time of purchase into one of three categories as follows:

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

The Company did not have any securities classified as held to maturity or trading as of February 29, 2004 or February 28, 2003.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No impairment charges were recorded during 2004 or 2003.

Dividend and interest income are recognized when earned. Gains and losses on securities sold are computed under the specific identification method.

                              OAKRIDGE ENERGY, INC.

B.   Significant Accounting Policies - continued

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

In 1994, the Company recorded an impairment allowance for substantially all the carrying value of the undeveloped coal properties and related assets. The Company also has a reserve approximating $159,000 and $319,000 at February 29, 2004 and February 28, 2003, respectively, for estimated costs associated with the reclamation of the property surrounding and including the Company's coal mining operations. The reserve is based on an outside engineer's estimate and is included as a long-term liability in the accompanying balance sheets.

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

                              OAKRIDGE ENERGY, INC.

B.   Significant Accounting Policies - continued

Real Estate Held for Development or Sale

Real estate held for development or sale is carried at cost, which does not exceed net realizable value. Real estate development and construction costs directly identifiable with such property are capitalized. The cost of the property remains as a non-current asset since the Company may proceed with the development if it is unable to complete a sale transaction.

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

Under SFAS No. 144, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis. On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows. During 2004 the Company recorded no impairment losses related to its proved oil and gas properties. Approximately $600 in impairment losses were recorded in 2003. The fair values of the impaired proved oil and gas properties were determined by using the present value of expected future cash flows. If estimated future cash flows are not achieved with respect to certain fields, further write-downs may be required.

Investment in Partnership

The Company uses the equity method of accounting for its investment in partnership. The investment in partnership of approximately $49,000 and $58,000 at February 29, 2004 and February 28, 2003, respectively, are included in other non-current assets in the accompanying balance sheets. The Company recognized losses pertaining to its interest in the partnership of approximately $9,000 and $12,000 during 2004 and 2003, respectively, which are included in other income in the accompanying statements of operations.

Revenue Recognition

The Company recognizes revenue as oil and gas are produced based on contracted or estimated sales prices. Estimated revenue is subject to adjustments based on final settlement. Such adjustments are reflected in revenue when received.

                              OAKRIDGE ENERGY, INC.

B.   Significant Accounting Policies - continued

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

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income (loss) (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years and quarters presented herein, basic and diluted earnings (loss) per common share are the same.

Impact of Recently Issued Accounting Standards

In 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Retirement Obligations, which was effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted SFAS No. 143 effective March 1, 2003; however, it did not have a material effect on the operations or financial position of the Company.

Reclassifications

Certain prior year amounts have reclassified to conform to the current year presentation.

                              OAKRIDGE ENERGY, INC.

C.   Investment Securities

The amortized cost and fair values of investment securities available for sale, as of February 29, 2004 and February 28, 2003, are as follows:

                                                          Gross         Gross
                            Amortized     Unrealized    Unrealized       Fair
      2004                     Cost         Gains         Losses        Value
-----------------          -----------   -----------   -----------   -----------

Equity securities          $   202,430   $   233,948   $      --     $   436,378
                           ===========   ===========   ===========   ===========

                                                          Gross         Gross
                            Amortized     Unrealized    Unrealized       Fair
      2003                     Cost         Gains         Losses        Value
-----------------          -----------   -----------   -----------   -----------

Equity securities          $   202,430   $    58,387   $      --     $   260,817
                           ===========   ===========   ===========   ===========


D.   Income Taxes

The Company's income tax expense (benefit) attributable to income (loss) from continuing operations consists of the following:

                                        Current        Deferred        Total
                                      -----------    -----------    -----------

Year ended February 29, 2004:
     U.S. Federal                     $     3,498    $  (100,468)   $   (96,970)
     State and local                       16,265         (3,107)        13,158
                                      -----------    -----------    -----------

                                      $    19,763    $  (103,575)   $   (83,812)
                                      ===========    ===========    ===========


                                        Current        Deferred        Total
                                      -----------    -----------    -----------

Year ended February 28, 2003:
     U.S. Federal                     $       784    $   (28,679)   $   (27,895)
     State and local                       19,864           (886)        18,978
                                      -----------    -----------    -----------

                                      $    20,648    $   (29,565)   $    (8,917)
                                      ===========    ===========    ===========

                              OAKRIDGE ENERGY, INC.

D.   Income Taxes - continued

Income tax expense (benefit) for the years presented differs from the "expected" federal income tax expense (benefit) for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax income (loss), as a result of the following:

                                                            2004         2003
                                                         ---------    ---------

Computed "expected" tax expense (benefit)                $ (79,788)   $ (19,932)
State and local income taxes, net of federal
  income tax benefit                                         8,684       13,111
Other, primarily revision of prior year
  provision estimate                                       (12,708)      (2,096)
                                                         ---------    ---------

                                                         $ (83,812)   $  (8,917)
                                                         =========    =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at February 29, 2004 and February 28, 2003, are presented below:

                                                            2004         2003
                                                         ---------    ---------
Deferred tax assets:
   Net operating loss carryforward                       $ 179,147    $  30,166
   Alternative minimum tax credit
     carryforward                                           98,739       98,607
   Reserve for reclamation costs                            58,738      117,941
                                                         ---------    ---------
                                                           336,624      246,714

Deferred tax liabilities:
   Oil and gas properties and other property
     and equipment, principally due to
     depletion and depreciation                           (302,886)    (309,399)
   Coal properties, principally due to
     differences in depletion                              (45,195)     (52,345)
   Unrealized gain on investment securities
     available for sale                                    (86,490)     (21,585)
                                                         ---------    ---------
                                                          (434,571)    (383,329)
                                                         ---------    ---------
Net deferred tax asset (liability)                       $ (97,947)   $(136,615)
                                                         =========    =========

Included in the balance sheets as:
  Deferred income taxes, current                         $ (86,490)   $ (21,585)
  Deferred income taxes, non-current                       (11,457)    (115,030)
                                                         ---------    ---------
Net deferred tax asset (liability)                       $ (97,947)   $(136,615)
                                                         =========    =========

                              OAKRIDGE ENERGY, INC.

D.   Income Taxes - continued

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded. At February 29, 2004, the Company has an alternative minimum tax credit carryforward of approximately $99,000, which has no expiration date and is available to reduce the Company's future taxable income. Additionally, the Company has accumulated net operating loss carryforwards of approximately $485,000, which will expire in fiscal 2023 and 2024 and are available to reduce the Company's future taxable income.


E.   Segment Information and Major Customers

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in oil and gas, coal and gravel activities and real estate development. The Company has identified such segments based on management responsibility and the nature of the Company's products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income
(loss) from operations. Business segment assets are those assets controlled by each reportable segment. The following table sets forth certain information about the financial information of each segment for the years ended February 29, 2004 and February 28, 2003:

                                                         2004           2003
                                                     -----------    -----------

Business segment revenue:
   Oil and gas                                       $   983,498    $   968,252
   Gravel                                                206,424        288,707
                                                     -----------    -----------

Total business segment revenue                       $ 1,189,922    $ 1,256,959
                                                     ===========    ===========


Business segment profit (loss):
   Oil and gas                                       $   209,644    $   102,461
   Coal and gravel                                         6,148        240,859
   Real estate development                               (11,203)       (22,837)
   General corporate                                    (467,888)      (467,520)
                                                     -----------    -----------

Loss from operations                                    (263,299)      (147,037)

Other income                                              28,627         88,414
                                                     -----------    -----------

Loss before income taxes                             $  (234,672)   $   (58,623)
                                                     ===========    ===========

                              OAKRIDGE ENERGY, INC.

E.   Segment Information and Major Customers - continued

                                                            2004         2003
                                                         ----------   ----------

Business segment assets:
   Depreciation, depletion and amortization:
     Oil and gas                                         $  136,758   $  202,096
     Coal and gravel                                         19,339       21,448
     Real estate development                                  1,465       14,016
     General corporate                                       24,344       18,669
                                                         ----------   ----------

                                                         $  181,906   $  256,229
                                                         ==========   ==========

   Capital expenditures:
     Oil and gas                                         $   52,459   $   20,132
     Real estate development                                 89,737      116,338
     General corporate                                         --        105,034
                                                         ----------   ----------

                                                         $  142,196   $  241,504
                                                         ==========   ==========

   Total assets:
     Oil and gas                                         $4,175,917   $4,739,858
     Coal and gravel                                        265,859      285,199
     Real estate development                              2,986,658    2,941,989
     General corporate                                      975,764    1,000,606
                                                         ----------   ----------

                                                         $8,404,198   $8,967,652
                                                         ==========   ==========

Oil sales to two customers, which accounted for more than 10% of the Company's total oil sales, approximated $522,000 (68%) and $191,000 (25%) for the year ended February 29, 2004. Two customers accounted for approximately $578,000 (75%) and $143,000 (18%) of the Company's total oil sales for the year ended February 28, 2003. Gas sales to two customers approximated $123,000 (74%) and $22,000 (13%) of the Company's total gas sales for the year ended February 29, 2004. Two customers accounted for approximately $106,000 (75%) and $15,000 (11%) of the Company's gas sales for the year ended February 28, 2003. Lease operating payments primarily made to a principal operator on the Company's oil and gas producing properties approximated $413,000 and $364,000 in 2004 and 2003, respectively.


F.   Related Party Transactions

In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and affiliates also own interests. During fiscal 2004, the Company purchased 47,500 shares of the Company's common stock at prices ranging from $3.65 to $4.33 per share from related parties and such prices approximated the share price paid by the Company to other unaffiliated stockholders at the time of each purchase. During fiscal 2003, the Company purchased 26,700 shares of the Company's common stock from a related party at $3.50 per share, which approximated the share price paid by the Company to other unaffiliated stockholder at the time of purchase.


                              OAKRIDGE ENERGY, INC.

                    NOTES TO FINANCIAL STATEMENTS (continued)


G.   Commitments and Contingencies

The Company is subject to certain claims and litigation arising in the normal course of business. In the opinion of management, the outcome of such matters will not have a materially adverse effect on the results of operations or financial position of the Company.

As of February 29, 2004 and February 28, 2003, the Company has pledged interest-bearing cash deposits approximating $817,000 to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation based on future operations with respect to coal and gravel properties. These pledged cash deposits are included in other non-current assets in the accompanying balance sheets.


H.   Quarterly Operating Results (Unaudited)

Quarterly results of operations for 2004 and 2003 were as follows:

                                       First          Second         Third         Fourth          Full
          2004                        Quarter        Quarter        Quarter        Quarter         Year
---------------------------------   -----------    -----------    -----------    -----------    -----------
Total revenues                      $   280,123    $   334,674    $   310,575    $   264,550    $ 1,189,922
Income (loss) from operations           (83,804)       (32,460)       (31,395)      (115,640)      (263,299)
Net income (loss)                       (58,913)       (17,135)        (2,006)       (72,806)      (150,860)
Basic and diluted earnings (loss)
   per common share                        (.01)          (.00)          (.00)          (.02)          (.03)

During the fourth quarter of fiscal 2004, the Company recorded additional gravel expenses of approximately $100,000 (before income taxes) as a result of a revised estimate of reclamation costs by an independent third party.

                                       First          Second         Third         Fourth          Full
          2003                        Quarter        Quarter        Quarter        Quarter         Year
---------------------------------   -----------    -----------    -----------    -----------    -----------

Total revenues                      $   284,968    $   264,882    $   245,474    $   461,635    $ 1,256,959
Income (loss) from operations           (71,655)       (76,525)       (65,195)        66,338       (147,037)
Net income (loss)                       (10,837)       (38,145)       (31,278)        30,554        (49,706)
Basic and diluted earnings
   (loss) per common share                  .00           (.01)          (.01)           .01           (.01)

During the fourth quarter of fiscal 2003, the Company recorded additional gravel revenues of approximately $186,000 (before income taxes) as a result of renegotiating the royalty it receives in regards to the gravel mined from the Company's Colorado real estate property (approximately $92,000 recorded for the first three quarters of fiscal 2003)

                              OAKRIDGE ENERGY, INC.

                    SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)


The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 29, 2004 and February 28, 2003 follows:

                                         2004          2003
                                     -----------   -----------

Acquisition of proved properties     $    45,080   $    13,211
                                     ===========   ===========
Acquisition of unproved properties   $     7,379   $     6,921
                                     ===========   ===========
Exploration costs                    $         6   $    48,965
                                     ===========   ===========

Results of Operations for Producing Activities

The following table presents the results of operations for the Company's oil and gas producing activities for the years ended February 29, 2004 and February 28, 2003

                                                            2004         2003
                                                         ---------    ---------

Revenues                                                 $ 983,498    $ 968,252
Production costs                                          (637,090)    (614,088)
Depletion, depreciation, and valuation provisions
                                                          (136,758)    (202,738)
Exploration costs                                               (6)     (48,965)
                                                         ---------    ---------
                                                           209,644      102,461
Income tax expense                                          71,279       34,837
                                                         ---------    ---------
Results of operations for producing activities
  (excluding corporate overhead and interest costs)
                                                         $ 138,365    $  67,624
                                                         =========    =========

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

                              OAKRIDGE ENERGY, INC.

Reserve Quantity Information - continued

                                                           Oil           Gas
                                                         (Bbls.)        (MCF)
                                                       ----------    ----------

Proved developed and undeveloped reserves:

  Balance at March 1, 2002                                688,133       265,475
     Revisions of previous estimates                       35,096       (78,601)
     Production                                           (28,015)      (45,720)
                                                       ----------    ----------

  Balance at February 28, 2003                            695,214       141,154
     Revisions of previous estimates                        5,757       (11,389)
     Production                                           (25,384)      (36,879)
                                                       ----------    ----------

  Balance at February 29, 2004                            675,587        92,886
                                                       ==========    ==========

Proved developed reserves:

  February 28, 2002                                       134,931       265,475
                                                       ==========    ==========

  February 28, 2003                                       100,899       141,154
                                                       ==========    ==========

  February 29, 2004                                        90,226        92,886
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

Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company's proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual arrangements in existence at year end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company's proved oil and gas reserves. The standardized measure of discounted future cash flows at


                              OAKRIDGE ENERGY, INC.

                    NOTES TO FINANCIAL STATEMENTS (continued)



Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves - continued

February 29, 2004 and February 28, 2003, respectively which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

                                                             2004            2003
                                                         ------------    ------------
Future cash inflows                                      $ 22,303,757    $ 23,675,638
Future production and development costs                    (5,820,350)     (6,058,249)
Future income tax expenses                                 (2,484,501)     (2,314,200)
                                                         ------------    ------------

Future net cash flows                                      13,998,906      15,303,189

10% annual discount for estimated timing of cash flows     (4,235,816)     (3,945,469)
                                                         ------------    ------------

Standardized measure of discounted future net
  cash flows                                             $  9,763,090    $ 11,357,720
                                                         ============    ============



Beginning of year                                        $ 11,357,720    $  5,299,860
  Sales of oil and gas, net of production costs              (346,414)       (354,164)
  Extensions, discoveries, and improved ss
     recoveries, le related costs                             331,949         295,654
  Accretion of discount                                     1,135,772         529,986
  Net change in sales and transfer prices, net of
     production costs                                        (663,461)      5,330,972
  Changes in estimated future development costs               (36,295)           --
  Net change in income taxes                                  564,677      (2,301,325)
  Changes in production rates (timing and other)           (2,772,188)      1,864,530

  Revisions of previous quantities                            191,330         692,207
                                                         ------------    ------------

End of year                                              $  9,763,090    $ 11,357,720
                                                         ============    ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company did not change its independent public accountants or have any disagreements with them on accounting and financial disclosure issues in the fiscal year ended February 29, 2004.

ITEM 8A. CONTROLS AND PROCEDURES.

         Sandra Pautsky, the Company's President and principal executive officer, and Carol J. Cooper, the Company's principal financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures [as defined in Rule 13a-14(c) of The Securities Exchange Act of 1934 (the "Exchange Act")] as of the end of the period covered by this report and have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Directors and Executive Officers
--------------------------------

         The following table provides certain information pertaining to the Company's directors and executive officers:

                          Business Experience               Year First
                         and Current Positions                 Became
  Name and Age              With Company                      Director

Sandra Pautsky - 62     Chairperson of the Board                1986
                        of Directors of the Company
                        since July 1998,
                        President since June 1998
                        and Secretary-Treasurer
                        since May 1992

Danny Croker - 55      Vice President and Assistant             1992
                       Secretary - Treasurer of the
                       Company since May 1992 and
                       owner of Exlco, Inc., oil
                       and gas operations

Randy Camp - 51        Partner in the firm of Moore,            1992
                       Camp, Phillips & Co., L.L.P.
                       (or its predecessor firms),
                       Certified Public Accountants,
                       Wichita Falls, Texas for more
                       than the past five years

Carol J. Cooper - 57   Certified Public Accountant,             N/A
                       Principal Accounting Officer
                       of the Company since July
                       1998 and Principal Financial
                       Officer of the Company since
                       October 2002

         Danny Croker is Sandra Pautsky's stepbrother. There are no other family relationships among any of the directors or executive officers of the Company. Sandra Pautsky may be considered to be the parent of the Company by virtue of her beneficial ownership of approximately 71% of the Company's outstanding common stock and her positions with the Company. See "Item 11.-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Each of the directors and executive officers holds office from the date of his or her election for a period of one year or until his or her successor has been elected. None of the directors or executive officers is involved in any legal proceedings in which he or she is a party adverse or has a material interest adverse to the Company. None of the directors or executive officers has been involved in any legal proceedings which are material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's common stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).

         Based solely on the Company's review of copies of forms it received and on written representations from the foregoing persons, the Company believes that during the fiscal year ended February 29, 2004 all filing requirements under
Section 16(a) of the Exchange Act were met on a timely basis by such persons.

Audit Committee
---------------

         The Company does not have a separately-designated standing audit committee. Instead, the entire Board of Directors acts as the audit committee for the Company.

Audit Committee Financial Expert
--------------------------------

         Although the Company does not have a separately- designated audit committee, a member of the Company's Board of Directors, Randy Camp, meets the requirements to be considered an audit committee financial expert and is independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. listing standards.

Nomination Procedures
---------------------

         The Company has not made any changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company last provided disclosure to security holders in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A of the Exchange Act.

Code of Ethics

         Pursuant to the requirements of Item 406 of Regulation S-B, the Company's "Code of Ethical Conduct for Senior Officers," which is currently in effect, is filed as Exhibit 14 to this report.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information regarding compensation for services in all capacities to the Company for the three fiscal years ended February 29, 2004 of the Company's Chief Executive Officer. No executive officer of the Company received total annual salary and bonus exceeding $100,000 in any of such years.

                                   Annual Compensation
    Name and                      ---------------------       All Other
Principal Position       Year     Salary          Bonus     Compensation(1)
------------------       ----     ------          -----     ---------------

Sandra Pautsky           2004   $ 85,000        $  7,083        $ 204
President and            2003     85,000           7,083          204
 Principal Executive     2002     85,000           7,083          204
 Officer
-------------------

(1)  All other compensation consisted of Company paid life insur ance premiums.

         In April 2004, the Board of Directors of the Company approved (with Ms. Pautsky abstaining) and the Company paid Sandra Pautsky, the Company's Chief Executive Officer, a bonus of $315,000 in consideration of her extraordinary services over a number of years with respect to the Company's proposed real estate development project at Durango, Colorado, which culminated with the Area Plan approval obtained in January 2004.

         The Company does not have employment agreements with any of its executive officers, has no material bonus, profit-sharing or stock option plans or pension or retirement benefits. The Company has a group health insurance plan which it makes available to all employees of the Company and their family members on a non- discriminatory basis. Pursuant to such plan, $25,000 in life insurance benefits are provided for all employees of the Company, with the amount of such benefits provided decreasing as certain age levels are reached.

         Executive officers of the Company who are also directors do not receive any fee or remuneration for services as members of the Board of Directors. Randy Camp, the one director who is not an employee of the Company, received an annual fee of $3,000 for serving as a director in the fiscal year ended February 29, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table shows the beneficial ownership of the Company's common stock as of May 31, 2004 by: (i) each person known by the management of the Company to own more than 5% of the Company's outstanding common stock; (ii) each executive officer and director; and (iii) the executive officers and directors of the Company as a group.

Name and Address                       Amount                 Percent
      of                            Beneficially                of
Beneficial Owner                       Owned                   Class
----------------                    ------------              -------

Sandra Pautsky
4613 Jacksboro Highway
Wichita Falls, Texas 76302          3,045,323(1)               70.94%

Estate of Noel Pautsky,
  Deceased
4613 Jacksboro Highway
Wichita Falls, Texas 76302            696,091                  16.21

Flem Noel Pautsky, Jr. Trust
4613 Jacksboro Highway
Wichita Falls, Texas 76302            908,247                  21.16

Noel Pautsky Trust
4613 Jacksboro Highway
Wichita Falls, Texas 76302            700,000                  16.31

Robert S. Allen
125 Ashlyn Ridge
McDonough, Georgia 30252              256,700                   5.98

Danny Croker                             -                       -

Randy Camp                                100                    *

Carol J. Cooper                          -                       -

Name and Address                       Amount                 Percent
      of                            Beneficially                of
Beneficial Owner                       Owned                   Class
----------------                    ------------              -------

Executive officers and
directors as a group
(four persons)                      3,045,423(2)               70.94

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

         At February 28, 2002, Ms. Pautsky, the Noel Pautsky Estate, the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Trust and Exlco had accounts payable to the Company, representing their then unpaid joint interest and other billings, aggregating $6,524. During the two fiscal years ended February 29, 2004, the Company submitted monthly joint interest and other billings to such five parties totaling $42,722, and such parties paid the Company an aggregate of $47,484 with respect to such joint interest and other billings, leaving a balance of $1,762 owed by Exlco to the Company at February 29, 2004. The Company is following the same operating procedures outlined above in the fiscal year ending February 28, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)      Exhibits

           (3)(i)(a) Articles of Incorporation of the Company dated May 9, 1969 filed as Exhibit A(1) to the Company's Form 10 and incorporated herein by reference; and

                 (b) Amendment to Articles of Incorporation of the Company dated October 22, 1982 filed as Exhibit 28(a) to the Company's Current Report on Form 8-K dated November 4, 1982 and incorporated herein by reference.

              (ii) By-Laws of the Company dated May 23, 1975 filed as Exhibit A(4) to Form 10 and incorpo rated herein by reference.

           (14)       Code of Ethical Conduct of Senior Officers.

           (31)       Rule  13a-14(a)/Rule   15d-14a  Certifications  of  Sandra
                      Pautsky and Carol J. Cooper.

           (32)       Section 1350 Certifications of Sandra Pautsky and Carol J.
                      Cooper.

  (b) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The independent public accounting firm of Whitley Penn audited the financial statements of the Company for the fiscal year ended February 29, 2004. Whitley Penn has audited the Company's financial statements for the five fiscal years ended February 29, 2004.

Audit Fees
----------

         Whitley Penn's fees for the fiscal year 2003 and 2004 audits of the Company's financial statements and the reviews of quarterly reports on Form 10-QSB during such years were $41,400 and $27,778, respectively.

Audit-Related Fees
------------------

         The Company did not incur any audit-related fees from Whitley Penn during the fiscal years ended February 28, 2003 and February 29, 2004.

Tax Fees
--------

         Fees billed by Whitley Penn to the Company for preparation of the Company's federal income tax returns for the fiscal years ended February 28, 2003 and February 29, 2004 were $10,000 and $5,979, respectively.

All Other Fees
--------------

         Aggregate fees billed for all other services rendered by Whitley Penn during the fiscal year ended February 28, 2003 were $1,080 and included the review of proxy materials for the 2002 Annual Meeting of Stockholders and attendance at such meeting. No other services were rendered by Whitley Penn during the fiscal year ended February 29, 2004.

Pre-Approval Policies and Procedures

         As indicated under Item 9, the Company does not have a separately-designated audit committee and the Board of Directors of the Company acts in that capacity. Prior to the Company's engagement of Whitley Penn to render the audit and non-audit services set forth above, such engagement was approved by the Company's Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OAKRIDGE ENERGY, INC.



By /s/ Sandra Pautsky
  -------------------------
  Sandra Pautsky, President

DATE: May 31, 2004


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Sandra Pautsky                               By /s/ Carol J. Cooper
   -------------------------                          --------------------------
   Sandra Pautsky, President                          Carol J. Cooper, Principal
     (Principal Executive                             Financial Officer and
     Officer) and Director                            Accounting Officer

DATE: May 31, 2004                                    DATE: May 31, 2004




By /s/ Danny Croker                                 By /s/ Randy Camp
   -------------------------                          --------------------------
   Danny Croker, Director                             Randy Camp, Director


DATE: May 31, 2004                                     DATE: May 31, 2004

                                INDEX TO EXHIBITS

         The exhibits filed with this Registration Statement are filed in accordance with the requirements of Item 601 of Regulation S-B for filings on Form 10-KSB. For convenient reference, each exhibit is listed according to the number assigned to it in the Exhibit Table of such Item 601.

           (2)        Plan  of  purchase,  sale,  reorganization,   arrangement,
                      liquidation or succession - not applicable.

           (3)(i)(a) Articles of Incorporation of the Registrant dated May 9, 1969 filed as Exhibit A(1) to the Registrant's Form 10 and incorporated herein by reference; and

                 (b) Amendment to Articles of Incorporation of the Registrant dated October 22, 1982 filed as Exhibit 28(a) to the Registrant's Current Report on Form 8-K dated November 4, 1982 and incorporated herein by reference.

           (3)(ii) By-laws - By-Laws of the Registrant dated May 23, 1975 filed as Exhibit A(4) to the Registrant's Form 10 and incorporated herein by reference.

           (4) Instruments defining the rights of security holders, including indentures - not applicable.

           (9)        Voting trust agreement and amendments - not applicable.

           (10)       Material contracts - not applicable.

           (11) Statement re: computation of per share earnings - not applicable.

           (13) Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders - not applicable.

           (14) Code of ethics - Code of Ethical Conduct of Senior Officers filed herewith.

           (16) Letter on change in certifying accountant - not appli cable.

           (18) Letter on change in accounting principles - not appli cable.

           (20) Other documents or statements to security holders or any document incorporated by reference - not applicable.

           (21)       Subsidiaries   of  the   small   business   issuer  -  not
                      applicable.

           (22) Published report regarding matters submitted to vote of security holders - not applicable.

           (23)       Consent of experts and counsel - not applicable.

           (24)       Power of attorney - not applicable.

           (31)       Rule  13a-14(a)/Rule   15d-14(a)  Certifications  -  filed
                      herewith.

           (32)       Section 1350 Certifications - filed herewith.

           (99)       Additional exhibits - not applicable.