Form 10QSB
period 2004-05-31
OAKRIDGE ENERGY INC
filed 2004-07-15
CIK 216748

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   FORM 10-QSB
           (Mark One)
           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended May 31, 2004.

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _______ to _______.

           Commission file number 0-8532

                              OAKRIDGE ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)

                                      Utah
                         (State or other jurisdiction of
                         incorporation or organization)

                                   87-0287176
                                (I.R.S. Employer
                               Identification No.)

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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2004: Common Stock, $.04 par value, 4,293,117 shares

           Transitional Small Business Disclosure Format (check one);
           YES [ ]                     NO [X]

                                      INDEX
                                      -----

                                                                          Page #
                                                                          ------
Part I - Financial Information
           1.  Financial Statements

           Condensed Balance Sheets at
                   February 29, 2004 and May 31, 2004                        1

           Condensed Statements of Operations
                   For the Three Months Ended May 31, 2003 and 2004          2

           Statements of Cash Flows
                   For the Three Months Ended May 31, 2003 and 2004          3

           Notes to Condensed Financial Statements                           4

           2.  Management's Discussion and Analysis or Plan of Operation     5

           3. Controls and Procedures 10

Part II - Other Information
           6.  Exhibits and Reports on Form 8-K                              11

Signatures                                                                   11

Index to Exhibits                                                            12









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



Item 1. Financial Statements.
                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                            February 29,       May 31,
                                                                                 2004            2004
                                                                            ------------    ------------
Current assets:                                                                              (Unaudited)
     Cash and cash equivalents                                              $  2,853,798    $  2,372,587
     Trade accounts receivable                                                   150,564         172,472
     Investment securities available for sale                                    436,378         410,880
     Prepaid expenses and other                                                   20,698          15,699
                                                                            ------------    ------------
               Total current assets                                            3,461,438       2,971,638
                                                                            ------------    ------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
       $6,195,590 on February 29, 2004 and $6,233,717 on May 31, 2004            685,894         732,112

Coal and gravel properties, net of accumulated depletion and depreciation
      of $8,046,348 on February 29, 2004 and $8,048,390 on May 31, 2004          265,859         263,817

Real estate held for development                                               2,986,658       2,996,729

Other property and equipment, net of accumulated depreciation
      of $376,406 on February 29, 2004 and $382,446 on May 31, 2004              138,540         132,500

Deferred tax asset                                                                  --           132,667

Other non-current assets                                                         865,809         865,809
                                                                            ------------    ------------
                                                                            $  8,404,198    $  8,095,272
                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $     67,492    $    101,311
     Accrued expenses                                                             49,473          46,268
     Deferred federal income taxes                                                86,490          77,064
                                                                            ------------    ------------
               Total current liabilities                                         203,455         224,643

Reserve for reclamation costs                                                    158,879         158,645
Deferred federal income taxes                                                     11,457            --
                                                                            ------------    ------------
               Total liabilities                                                 373,791         383,288
                                                                            ------------    ------------

Stockholders' equity:
     Common stock, $.04 par value, 20,000,000
         shares authorized, 10,157,803 shares issued                             406,312         406,312
     Additional paid-in capital                                                  805,092         805,092
     Retained earnings                                                        16,800,307      16,562,126
     Accumulated other comprehensive income                                      147,457         131,386
     Less treasury stock, at cost, 5,851,724 shares on February 29, 2004
       and 5,864,686 on May 31, 2004                                         (10,128,761)    (10,192,932)
                                                                            ------------    ------------
                    Total stockholders' equity                                 8,030,407       7,711,984
                                                                            ------------    ------------

                                                                            $  8,404,198    $  8,095,272
                                                                            ============    ============


The accompanying notes are an integral part of these financial statements.

                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        3 Months Ended May 31,
                                                           2003          2004
                                                       ----------    ----------
Revenues:
     Oil and gas                                          248,982       273,100
     Gravel                                                31,141        18,585
                                                       ----------    ----------
          Total revenues                                  280,123       291,685
                                                       ----------    ----------

Operating expenses:
     Oil and gas                                          223,487       205,589
     Coal and gravel                                       15,873        24,188
     Real estate development                                1,677            74
     General and administrative                           122,890       449,027
                                                       ----------    ----------
          Total operating expenses                        363,927       678,878
                                                       ----------    ----------

               Loss from operations                       (83,804)     (387,193)

Other income (loss)                                        (9,664)        9,308
                                                       ----------    ----------

          Loss before income taxes                        (93,468)     (377,885)

Income tax benefit                                        (34,555)     (139,704)
                                                       ----------    ----------

               Net loss                                   (58,913)     (238,181)
                                                       ==========    ==========

Basic and diluted loss per common share                     (0.01)        (0.06)
                                                       ==========    ==========

Weighted average shares outstanding                     4,368,642     4,301,574
                                                       ==========    ==========






The accompanying notes are an integral part of these financial statements.



                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            3 Months Ended May 31,
                                                              2003           2004
                                                          -----------    -----------
Cash flows from operating activities:
     Net loss                                                 (58,913)      (238,181)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depletion and depreciation                          55,113         46,209
           Gain on sale of oil and gas properties                (238)          --
           Loss on sale of other property and equipment        18,602           --
           Deferred federal income taxes                      (38,829)      (144,124)
           Net changes in assets and liabilities:
              Trade accounts receivable                       122,377        (21,908)
              Prepaid expenses and other current assets         4,961          4,999
              Accounts payable                                (11,945)        33,819
              Accrued expenses                                 15,126         (3,205)
              Reclamation costs                              (157,546)          (234)
                                                          -----------    -----------
                  Net cash used in operating activities       (51,292)      (322,625)
                                                          -----------    -----------

Cash flows from investing activities:
     Additions to oil and gas properties                      (26,341)       (84,344)
     Additions to real estate held for development            (14,313)       (10,071)
     Proceeds from sale of oil and gas properties                 238           --
     Proceeds from sale of other property and equipment        25,000           --
                                                          -----------    -----------
                  Net cash used in investing activities       (15,416)       (94,415)
                                                          -----------    -----------

Cash flows from financing activities:
     Purchases of treasury stock                              (36,500)       (64,171)
                                                          -----------    -----------
                  Net cash used in financing activities       (36,500)       (64,171)
                                                          -----------    -----------

Net decrease in cash and cash equivalents                    (103,208)      (481,211)

Cash and cash equivalents at beginning of period            3,375,427      2,853,798
                                                          -----------    -----------

Cash and cash equivalents at end of period                $ 3,272,219    $ 2,372,587
                                                          ===========    ===========

Supplemental disclosures of cash flow information:
     Income taxes paid                                    $    19,765    $    16,252


Recognition in Stockholders' Equity of the net unrealized holding gain (loss) on available for sale securities of $10,164 net of tax effect of $5,962 during the quarter ended May 31, 2003 and ($16,071) net of tax effect of ($9,426) during the quarter ended May 31, 2004.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                     ---------------------------------------
                                   (Unaudited)

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB of Regulation S-B for the three month periods ended May 31, 2003 and 2004 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 29, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005. The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 29, 2004.

         Information regarding operations and assets by segment is as follows:

                                              For the three months ended May 31,
                                                       2003          2004
                                                   -----------    -----------
         Business segment revenue:
             Oil and gas                           $   248,982    $   273,100
             Gravel                                     31,141         18,585
                                                   -----------    -----------

                                                   $   280,123    $   291,685
                                                   -----------    -----------

         Business segment profit (loss):
             Oil and gas                           $    25,495    $    67,511
              Coal and gravel                           15,268         (5,603)
             Real estate development                    (1,677)           (74)
             General corporate                        (122,890)      (449,027)
                                                   -----------    -----------

         Loss from operations                          (83,804)      (387,193)
         Interest income and other, net                 (9,664)         9,308
                                                   -----------    -----------

         Loss before income taxes                  $   (93,468)   $  (377,885)
                                                   -----------    -----------

                                                      As of          As of
                                                   February 29,      May 31,
                                                       2004           2004
                                                   -----------    -----------
         Total assets:
             Oil and gas                           $ 4,175,917    $ 3,870,001
             Coal and gravel                           265,859        263,817
             Real estate development                 2,986,658      2,996,729
             General corporate                         975,764        964,725
                                                   -----------    -----------

                                                   $ 8,404,198    $ 8,095,272
                                                   -----------    -----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations
---------------------

         The Company had a net loss of $238,181 ($.06 per share) in the three months ended May 31, 2004 (the "2004 period") compared to a net loss of $58,913 ($.01 per share) in the three months ended May 31, 2003 (the "2003 period"). A $315,000 bonus paid to the Company's Chief Executive Officer in April 2004 for her extraordinary services over a number of years with respect to the Company's proposed Colorado real estate development project was the principal reason for the greater loss as the Company's oil and gas revenues increased during the 2004 period.

         Oil and gas revenues increased approximately $24,100 (9.7%) in the 2004 period due to a significant increase in the Company's average oil price received as oil and gas production sales volumes and the Company's average gas price received all declined. The following table compares the Company's oil and gas revenues and average prices received and its sales volumes of oil and gas during the three months ended May 31, 2004 with those during the three months ended May 31, 2003:

                         Three Months    Three Months
                             Ended           Ended          Percentage
                         May 31, 2004    May 31, 2003       Difference
                         ------------    ------------       ----------

Oil:
Revenues                   $228,869        $190,293        +     20.3%
Volume (Bbls.)                6,177           6,628        -      6.8
Average Price
  (per Bbl.)               $  37.05        $  28.71        +     29.1

Gas:
Revenues                   $ 34,256        $ 48,947        -     30.0%
Volume (MCF)                  6,361           7,609        -     16.4
Average Price
 (per MCF)                 $   5.38        $   6.43        -     16.3

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing table.

         The  Company's  principal  producing  oil and gas  property  in Madison
County, Texas is in the process of being waterflooded. Revenues from the property increased very slightly in the 2004 period, rather than declining as had been the case in recent years, due to the increase in the Company's average oil price received from the property. The encouraging news with respect to the property is that production sales volumes for both oil and gas were higher or at roughly the same levels in the three months ended May 31, 2004 as in each of the preceding two fiscal quarters. The Company is optimistic that this is a sign that production volumes from the property are stabilizing. The operator has recently installed two pumping units on formerly flowing oil wells and this should help the stabilization process in fiscal 2005. Any significant increase in oil production volumes from the property is not expected to occur until fiscal 2006 due to the substantial lag time for the buildup of sufficient water volumes to push the incremental secondary oil reserves to producing wells and the actual production of the incremental reserves.

         The Company's gravel revenues declined approximately $12,600 (40.3%) in the 2004 period as a result of reduced gravel sales and road usage fees and the lack of any rentals for surface use. A dispute developed in fiscal 2004 between the Company and Four Corners Materials, which at the time was conducting gravel mining operations on the Company's Colorado property, that was detailed in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004. As a result of such ongoing dispute, Four Corners Materials is no longer mining the property and the only gravel sales made during the 2004 period were from stockpiles of gravel accumulated prior to the cessation of mining. The Company is uncertain how much longer it will take Four Corners Materials to deplete the stockpiles through sales. The Company would lease the property again for gravel operations but has no intention of conducting any operations itself.

         The  expenses  of  the  Company's  oil  and  gas  operations  decreased approximately $17,900 (8.0%) in the three months ended May 31, 2004 as all categories of such expense (depletion and depreciation expense, lease operating expense, production and ad valorem taxes, engineering expense and field payroll expense) either declined or were no greater in amount than in the 2003 period. Depletion and depreciation expense declined approximately $7,000 (15.6%). Such decline was primarily attributable to the Madison County, Texas property and was due to lower sales production volumes than in the 2003 period and a reduced per barrel amortization rate resulting from the lower quantity of proven oil and gas reserves for the property at the fiscal 2004 year end as compared to the prior year. Lease operating expense declined approximately $8,400 (5.9%) during the 2004 period as reduced expense from the Madison County, Texas property resulting from the lack of any single major expenditure and the absence of any significant workover expense on the Vivian Parker #2 well in Gregg County, Texas (approximately $23,100 was incurred in the 2003 period) more than offset an increase in lease operating expense in the North Texas area and workover expense incurred in the 2004 period on the Hunt #1 well in Panola County, Texas. Production taxes declined approximately $2,400 (19.3%) in the 2004 period notwithstanding the increase in oil and gas revenues due to a correction of prior period overcharges on the oil severance tax made by the operator of the Madison County, Texas property and a further change in the mix of sales toward oil, which has a lower percentage tax than gas. The Company did not incur any exploration expense, dry hole expense or leasehold abandonment charges during either the 2004 period or the 2003 period.

         The expenses of the Company's coal and gravel operations increased approximately $8,300 (52.4%) in the three months ended May 31, 2004 compared to the 2003 period primarily as a result of legal expense incurred in connection with the dispute with Four Corners Materials and ad valorem tax expense that more than doubled. Real estate development expenses declined approximately $1,600 (95.6%) in the 2004 period due to the absence of any depreciation expense after a trailer formerly used in the Company's operations was sold during the 2003 period. The Company incurred virtually no expense (as opposed to capitalized costs) in the 2004 period after the Company made the decision during the period to attempt to sell its proposed "Oakridge at Durango" project.

         General and administrative expenses increased approximately $326,100 (265.4%) in the three months ended May 31, 2004 primarily as a result of the previously mentioned $315,000 bonus paid to Sandra Pautsky in April 2004 and the employer portion of payroll taxes associated with such bonus. An increase in shareholder reporting expense of approximately $6,800 during the 2004 period due to a timing difference was offset by declines in a number of other categories of general and administrative expenses. The bonus paid to Ms. Pautsky will adversely affect the Company's results of operations for the remaining year to date periods to be reported for fiscal 2005 and the comparison of general and administrative expenses for such periods with the comparable fiscal 2004 periods.

         Other income (expense) changed from an approximate $9,700 loss item in the 2003 period to an approximate $9,300 income item in the 2004 period, an approximate $19,000 improvement. In the 2003 period, the Company incurred an approximate $18,400 loss on the sale of a trailer used in the Company's real estate operations. The Company did not incur any comparable loss in the 2004 period. Interest and dividend income together were slightly higher in the 2004 period than in the 2003 period.

         The Company's weighted average shares outstanding decreased approximately 1.5% during the three months ended May 31, 2004. The Company purchased approximately 13,000 shares of its stock from unrelated parties during the period.

Financial Condition and Liquidity
---------------------------------

         During the first three months of fiscal 2005, all of the Company's activities again were net users of funds. As a consequence, the Company's cash and cash equivalents decreased by approximately $481,200 at May 31, 2004. Despite the fact that the Company did not participate in any exploratory or development drilling during the period, the Company's operating activities used approximately $322,600 of funds. Absent the payment of the $315,000 bonus to the Company's Chief Executive Officer and associated employer payroll taxes, the Company's operations from a cash flow perspective would have been at an approximate breakeven point. The Company's investing activities used approximately $94,400, primarily in additions to oil and gas properties, and the Company did not receive any funds from sales of oil and gas properties or other property and equipment during the period. The Company's financing activities used approximately $64,200, all on purchases of the Company's common stock. Notwithstanding the net reduction in funds during the period, at May 31, 2004 the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $2,783,500.

         The Company expects to fund its contemplated operations and any purchases of the Company's stock it makes during the remainder of fiscal 2005 from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and any cash flow from its operations. Given the Company's decision to attempt to sell its proposed Colorado real estate development project, the Company currently does not expect to make any material expenditures on such project for the remainder of fiscal 2005.

ITEM 3.  CONTROLS AND PROCEDURES.

         The management of the Company, with the participation of Sandra Pautsky, the Company's President and Principal Executive Officer, and Carol J. Cooper, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures [as defined in Rule 13a-15(e) of The Securities Exchange Act of 1934 (the "Act")] as of May 31, 2004, the end of the Company's last fiscal quarter, and have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in the Company's internal control over financial reporting in the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  (31)     Rule 13a-14(a)/Rule 15d-14(a) Certifications:
                           (i)      Certification  of Sandra Pautsky,  Principal
                                    Executive  Officer  of  the  Company,  filed
                                    herewith.
                           (ii)     Certification of Carol J. Cooper,  Principal
                                    Financial  Officer  of  the  Company,  filed
                                    herewith.
                  (32) Section 1350 Certifications - Certifications of Sandra Pautsky, Principal Executive Officer of the Company, and Carol J. Cooper, Principal Financial Officer of the Company, filed herewith.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended May 31, 2004.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OAKRIDGE ENERGY, INC.
                                  (Registrant)



Date:  May 15,  2004                By /s/ Sandra Pautsky
                                      ------------------------------
                                      Sandra Pautsky, President and
                                      Principal Executive Officer


                                    By /s/ Carol J. Cooper
                                      ------------------------------
                                      Carol J. Cooper,
                                      Principal Financial Officer

                                INDEX TO EXHIBITS

         The exhibits filed with this report are filed in accordance with the requirements of Item 601 of Regulation S-B for filings on Form 10-QSB. For convenient reference, each exhibit is listed according to the number assigned to it in the Exhibit Table of such Item 601.

         (2)      Plan   of   purchase,   sale,   reorganization,   arrangement,
                  liquidation, or succession - not applicable.

         (3)      (i) Articles of Incorporation - not applicable.

                  (ii)By-laws - not applicable.

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