Form 10QSB
period 2004-08-31
OAKRIDGE ENERGY INC
filed 2004-10-15
CIK 216748

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
           (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of October 14, 2004: Common Stock, $.04 par value, 4,285,492 shares

Transitional Small Business Disclosure Format (check one);
YES [_]         NO [X]

                                      INDEX

                                                                          Page #
                                                                          ------
Part I - Financial Information
    1.  Financial Statements

    Condensed Balance Sheets at
        August 31, 2004 (Unaudited) and February 29, 2004 (Audited)          1

    Condensed Statements of Operations (Unaudited)
        For the Three and Six Months Ended August 31, 2004 and 2003          2

    Statements of Cash Flows (Unaudited)
        For the Six Months Ended August 31, 2004 and 2003                    3

    Notes to Condensed Financial Statements                                  4

    2.  Management's Discussion and Analysis or Plan of Operation            5

    3. Controls and Procedures                                              11

Part II - Other Information
    6. Exhibits                                                             12

Signatures                                                                  12

Index to Exhibits                                                           13










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


Item 1. Financial Statements.

                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                               August 31, 2004     February 29, 2004
                                                                              -----------------    -----------------
                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                                $       2,247,864    $       2,853,798
     Trade accounts receivable                                                          204,419              150,564
     Investment securities available for sale                                           487,476              436,378
     Prepaid expenses and other                                                          12,500               20,698
                                                                              -----------------    -----------------
               Total current assets                                                   2,952,259            3,461,438
                                                                              -----------------    -----------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
      $6,274,931 on August 31, 2004 and $6,195,590 on February 29, 2004                 716,667              685,894

Coal and gravel properties, net of accumulated depletion and depreciation
      of  $8,050,813 on August 31, 2004 and $8,046,348 on February 29, 2004             261,394              265,859

Real estate held for development                                                      3,006,525            2,986,658

Other property and equipment, net of accumulated depreciation
      of  $388,486 on August 31, 2004 and $376,406 on February 29, 2004                 154,551              138,540

Deferred tax asset                                                                      142,648                 --

Other non-current assets                                                                865,809              865,809
                                                                              -----------------    -----------------
                                                                              $       8,099,853    $       8,404,198
                                                                              =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $          38,458    $          67,492
     Accrued expenses                                                                    61,627               49,473
     Deferred federal income taxes                                                      105,382               86,490
                                                                              -----------------    -----------------
               Total current liabilities                                                205,467              203,455

Reserve for reclamation costs                                                           158,645              158,879
Deferred federal income taxes                                                              --                 11,457
                                                                              -----------------    -----------------
               Total liabilities                                                        364,112              373,791
                                                                              -----------------    -----------------

Stockholders' equity:
     Common stock, $.04 par value, 20,000,000
         shares authorized, 10,157,803 shares issued                                    406,312              406,312
     Additional paid-in capital                                                         805,092              805,092
     Retained earnings                                                               16,552,698           16,800,307
     Accumulated other comprehensive income                                             179,665              147,457
     Less treasury stock, at cost, 5,867,311 on August 31, 2004
       and  5,851,724 shares on February 29, 2004                                   (10,208,026)         (10,128,761)
                                                                              -----------------    -----------------
                    Total stockholders' equity                                        7,735,741            8,030,407
                                                                              -----------------    -----------------

                                                                              $       8,099,853    $       8,404,198
                                                                              =================    =================

The accompanying notes are an integral part of these financial statements.


                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          3 Months Ended August 31,     6 Months Ended August 31,
                                              2004           2003           2004           2003
                                          -----------    -----------    -----------    -----------
Revenues:
     Oil and gas                          $   322,131    $   260,657    $   595,231    $   509,639
     Gravel                                    21,123         74,017         39,708        105,158
                                          -----------    -----------    -----------    -----------
          Total revenues                      343,254        334,674        634,939        614,797
                                          -----------    -----------    -----------    -----------

Operating expenses:
     Oil and gas                              200,725        207,536        406,314        431,023
     Coal and gravel                           21,599         12,882         45,787         28,755
     Real estate development                       46          4,476            120          6,152
     General and administrative               146,259        142,240        595,286        265,130
                                          -----------    -----------    -----------    -----------
          Total operating expenses            368,629        367,134      1,047,507        731,060
                                          -----------    -----------    -----------    -----------

               Loss from operations           (25,375)       (32,460)      (412,568)      (116,263)

Interest and other, net                        10,417          7,169         19,725         (2,496)
                                          -----------    -----------    -----------    -----------

          Loss before income taxes            (14,958)       (25,291)      (392,843)      (118,759)

Income tax benefit                             (5,530)        (8,156)      (145,234)       (43,905)
                                          -----------    -----------    -----------    -----------

               Net loss                   $    (9,428)   $   (17,135)   $  (247,609)   $   (74,854)
                                          ===========    ===========    ===========    ===========

Basic and diluted loss per common share   $     (0.00)   $     (0.00)   $     (0.06)   $     (0.02)
                                          ===========    ===========    ===========    ===========

Weighted average shares outstanding         4,291,976      4,334,901      4,296,775      4,351,772
                                          ===========    ===========    ===========    ===========





The accompanying notes are an integral part of these financial statements.


                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           6 Months Ended August 31,
                                                              2004           2003
                                                          -----------    -----------
Cash flows from operating activities:
     Net loss                                                (247,609)       (74,854)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depletion and depreciation                          95,886        108,723
           Loss on sale of other property and equipment          --           18,365
           Deferred federal income taxes                     (154,105)       (52,466)
           Net changes in assets and liabilities:
              Trade accounts receivable                       (53,855)       115,315
              Prepaid expenses and other current assets         8,198          3,960
              Accounts payable                                (29,034)       (69,754)
              Accrued expenses                                 12,154         85,803
              Reclamation costs                                  (234)      (270,964)
                                                          -----------    -----------
                  Net cash used in operating activities      (368,599)      (135,872)
                                                          -----------    -----------

Cash flows from investing activities:
     Additions to oil and gas properties                     (110,113)       (42,315)
     Additions to real estate held for development            (19,867)       (40,469)
     Additions to other property and equipment                (28,090)          --
     Proceeds from sale of oil and gas properties                --              237
     Proceeds from sale of other property and equipment          --           25,000
                                                          -----------    -----------
                  Net cash used in investing activities      (158,070)       (57,547)
                                                          -----------    -----------

Cash flows from financing activities:
     Purchases of treasury stock                              (79,265)      (150,967)
                                                          -----------    -----------
                  Net cash used in financing activities       (79,265)      (150,967)
                                                          -----------    -----------

Net decrease in cash and cash equivalents                    (605,934)      (344,386)

Cash and cash equivalents at beginning of period            2,853,798      3,375,427
                                                          -----------    -----------

Cash and cash equivalents at end of period                $ 2,247,864    $ 3,031,041
                                                          ===========    ===========

Supplemental disclosures of cash flow information:
     Income taxes paid                                    $    16,822    $    19,765


Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $32,208 net of tax effect of $18,891 during the six months ended August 31, 2004 and $41,857 net of tax effect of $24,552 during the six months ended August 31, 2003.



The accompanying notes are an integral part of these financial statements.


                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB of Regulation S-B for the three and six month periods ended August 31, 2004 and 2003 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February
29, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and six months ended August
31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005. The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 29, 2004.

Information regarding operations and assets by segment is as follows:

                                   For the Three      For the Three       For the Six        For the Six
                                    Months Ended       Months Ended       Months Ended       Months Ended
                                  August 31, 2004    August 31, 2003    August 31, 2004    August 31, 2003
                                  ---------------    ---------------    ---------------    ---------------
Business segment revenue:
    Oil and gas                   $       322,131    $       260,657    $       595,231    $       509,639
    Gravel                                 21,123             74,017             39,708            105,158
                                  ---------------    ---------------    ---------------    ---------------
                                  $       343,254    $       334,674    $       634,939    $       614,797
                                  ---------------    ---------------    ---------------    ---------------

Business segment profit (loss):
    Oil and gas                   $       121,406    $        53,121    $       188,917    $        78,616
    Coal and gravel                          (476)            61,135             (6,079)            76,403
    Real estate development                   (46)            (4,476)              (120)            (6,152)
    General corporate                    (146,259)          (142,240)          (595,286)          (265,130)
                                  ---------------    ---------------    ---------------    ---------------
Loss from operations                      (25,375)           (32,460)          (412,568)          (116,263)
Interest and other, net                    10,417              7,169             19,725             (2,496)
                                  ---------------    ---------------    ---------------    ---------------

Loss before income taxes          $       (14,958)   $       (25,291)   $      (392,843)   $      (118,759)
                                  ===============    ===============    ===============    ===============

                                                 As of               As of
                                            August 31, 2004    February 29, 2004
                                           -----------------   -----------------
Total assets:
    Oil and gas                            $       3,848,357   $       4,175,917
    Coal and gravel                                  261,394             265,859
    Real estate development                        3,006,525           2,986,658
    General corporate                                983,577             975,764
                                           -----------------   -----------------
                                           $       8,099,853   $       8,404,198
                                           -----------------   -----------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations
---------------------

     The Company had a net loss of $9,428 ($.00 per share) in the three months ended August 31, 2004 compared to a net loss of $17,135 ($.00 per share) in the three months ended August 31, 2003. In the six-month 2004 period, the Company had a net loss of $247,609 ($.06 per share) compared to a net loss of $74,854 ($.02 per share) in the 2003 six-month period. Increased oil and gas revenues narrowed the Company's net loss in the three-month 2004 period. In the six-month 2004 period, a $315,000 bonus paid to the Company's Chief Executive Officer in April 2004 for her extraordinary services over a number of years with respect to the Company's proposed Colorado real estate development project was the principal reason for the greater loss as the Company's oil and gas revenues also increased during the six-month 2004 period.

     Oil and gas revenues increased approximately $61,500 (23.6%) and $85,600 (16.8%) in the three and six-month 2004 periods due to a significant increase in the Company's average oil price received as oil and gas production sales volumes in both periods and the Company's average gas price in the six-month period all declined as compared to the 2003 periods. The following tables compare the Company's oil and gas revenues and average prices received and its sales volumes of oil and gas during the three and six months ended August 31, 2004 with those during the three and six months ended August 31, 2003:

                        Three Months       Three Months
                            Ended              Ended          Percentage
                      August 31, 2004    August 31, 2003      Difference
                      ---------------    ---------------    ---------------

Oil:
Revenues              $       261,327    $       202,038    +          29.4%
Volume (Bbls.)                  6,415              6,713    -           4.4
Average Price
  (per Bbl.)          $         40.74    $         30.10    +          35.3

                        Three Months       Three Months
                            Ended              Ended          Percentage
                      August 31, 2004    August 31, 2003      Difference
                      ---------------    ---------------    ---------------
Gas:
Revenues              $        48,933    $        46,949    +           4.2%
Volume (MCF)                    7,745              8,358    -           7.3
Average Price
 (per MCF)            $          6.31    $          5.62    +          12.5


                          Six Months         Six Months
                            Ended              Ended          Percentage
                      August 31, 2004    August 31, 2003      Difference
                      ---------------    ---------------    ---------------
Oil:
Revenues              $       490,196    $       392,331    +          24.9%
Volume (Bbls.)                 12,592             13,341    -           5.6
Average Price
  (per Bbl.)          $         38.93    $         29.41    +          32.3

Gas:
Revenues              $        83,189    $        95,896    -          13.3%
Volume (MCF)                   14,106             15,967    -          11.6
Average Price
 (per MCF)            $          5.90    $          6.01    -           1.8


Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing tables.

     The Company's principal producing oil and gas property in Madison County, Texas is in the process of being waterflooded. Revenues from the property increased significantly in both 2004 periods, rather than declining as had been the case in recent years, primarily due to the increase in the Company's average oil price received from the property. Production sales volumes for both oil and gas were again higher or at roughly the same levels in the three months ended August 31, 2004 as in each of the preceding three fiscal quarters lending further encouragement to the Company that production volumes from the property are stabilizing. The operator has installed two pumping units on formerly flowing oil wells and this has helped the stabilization process in fiscal 2005. Any significant increase in oil production volumes from the property is not expected to occur until fiscal 2006 due to the substantial lag time for the buildup of sufficient water volumes to push the incremental secondary oil reserves to producing wells and the actual production of the incremental reserves.

     The Company's gravel revenues declined approximately $52,900 (71.5%) and $65,500 (62.2%) in the three and six-month 2004 periods as a result of reduced gravel sales and road usage fees and the lack of any rentals for surface use. A dispute developed in fiscal 2004 between the Company and Four Corners Materials, which at the time was conducting gravel mining operations on the Company's Colorado property, that was detailed in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004. As a result of such dispute which continues to date, Four Corners Materials is no longer mining the property and the only gravel sales made during the 2004 periods were from stockpiles of gravel accumulated prior to the cessation of mining. The Company is uncertain how much longer it will take Four Corners Materials to deplete the stockpiles through sales. The Company would lease the property again for gravel operations but has no intention of conducting any operations itself.


     The expenses of the Company's oil and gas operations decreased approximately $6,800 (3.3%) and $24,700 (5.7%) in the three and six months ended August 31, 2004 as many categories of such expense either declined or were no greater in amount than in the 2003 periods. Depletion and depreciation expense increased less than $1,000 in the 2004 three-month period but declined approximately $6,300 (7.3%) in the 2004 six-month period. Such decline was primarily attributable to the Madison County, Texas property and was due to lower production volumes than in the 2003 period and a reduced per barrel amortization rate resulting from the lower quantity of proven oil and gas reserves for the property at the fiscal 2004 year end as compared to the prior year. Lease operating expense declined approximately $9,600 (7.2%) in the three months ended August 31, 2004 and $18,000 (6.5%) in the six-month 2004 period as reduced expense from the Madison County, Texas property resulting from the lack of any single major expenditure and the absence of any significant workover expense on the Vivian Parker #2 well in Gregg County, Texas (approximately $25,600 was incurred in the 2003 six-month period) more than offset an increase in lease operating expense in the North Texas area and workover expense incurred in the 2004 six-month period on the Hunt #1 well in Panola County, Texas. Production taxes increased approximately $1,900 (14.7%) in the 2004 three-month period due to the Company's increased oil and gas revenues but declined slightly in the 2004 six-month period notwithstanding the increase in oil and gas revenues due to a correction of prior period overcharges on the oil severance tax made by the operator of the Madison County, Texas property and a further change in the mix of sales toward oil, which has a lower percentage tax than gas. The Company did not incur any exploration expense, dry hole expense or leasehold abandonment charges during any of the 2004 periods or the 2003 periods.

     The expenses of the Company's coal and gravel operations increased approximately $8,700 (67.7%) in the three months ended August 31, 2004 compared to the 2003 three-month period primarily as a result of higher permitting expense due to Colorado Division of Minerals & Geology inspection requirements and higher ad valorem taxes, partially offset by reduced depletion expense resulting from the lower level of gravel sales. The $17,000 (59.2%) increase in such expenses in the 2004 six-month period resulted from the same factors and legal expense incurred in connection with the dispute with Four Corners Materials. Real estate development expenses declined approximately $4,400 (99.0%) and $6,000 (98.0%) in the three and six-month 2004 periods due to the absence of any legal or depreciation expense. In the 2003 periods, the Company incurred legal expense in connection with obtaining the Area Plan approval for its proposed "Oakridge at Durango" project and depreciation expense for a trailer used in the Company's operations, which was sold during the 2003 six-month period. The Company incurred virtually no expense (as opposed to capitalized costs) in the 2004 periods after the Company made the decision during the three months ended May 31, 2004 to attempt to sell its proposed real estate development. The Company has had a number of interested parties look at the project. Sandra Pautsky, the Company's Chief Executive Officer, has successfully undergone her operation for cancer, continues her follow-up treatments and is responding very well. She will be traveling to Colorado within the next week to deliver additional information on the real estate project requested by one of the interested parties.

     General and administrative expenses increased approximately $4,000 (2.8%) in the three months ended August 31, 2004 but approximately $330,100 (124.5%) in the six months ended August 31, 2004. In the three-month 2004 period, declines in payroll and shareholder reporting expenses were not sufficient to offset fully increases in employee benefit expenses due to higher health insurance costs, office repair and maintenance expense and governmental reporting expense. The significant increase in the 2004 six-month period was primarily as a result of the previously mentioned $315,000 bonus paid to Sandra Pautsky in April 2004 and the employer portion of payroll taxes associated with such bonus. The bonus paid to Ms. Pautsky will adversely affect the Company's results of operations for the remaining year to date periods to be reported for fiscal 2005 and the comparison of general and administrative expenses for such periods with the comparable fiscal 2004 periods.

     Other income increased approximately $3,200 in the three months ended August 31, 2004 due to higher dividend income. Other income (expense) changed from an approximate $2,500 loss item in the 2003 six-month period to an approximate $19,700 income item in the 2004 six-month period, an approximate $22,200 improvement. In the 2003 six-month period, the Company incurred an approximate $18,400 loss on the sale of a trailer used in the Company's real estate operations. The Company did not incur any comparable loss in the 2004 six-month period. Interest and dividend income together were slightly higher in both 2004 periods than in the 2003 periods.

     The Company's weighted average shares outstanding decreased approximately 1.0% and 1.3% during the three and six months ended August 31, 2004, respectively. The Company purchased 2,625 shares of its stock during the 2004 three-month period and an additional 12,962 shares in the 2004 six-month period. All of such purchases were from unrelated parties.

Financial Condition and Liquidity

     During the first half of fiscal 2005, all of the Company's activities again were net users of funds. As a consequence, the Company's cash and cash equivalents decreased by approximately $606,000 at August 31, 2004. Despite the fact that the Company did not participate in any exploratory or development drilling during the period, the Company's operating activities used approximately $368,600 of funds. The Company's investing activities used approximately $158,100, primarily in additions to oil and gas properties, and the Company did not receive any funds from sales of oil and gas properties or other property and equipment during the period. The Company's financing activities used approximately $79,300, all on purchases of the Company's common stock. Notwithstanding the net reduction in funds during the period, at August 31, 2004 the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $2,735,300.

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

ITEM 3.  CONTROLS AND PROCEDURES.

     The management of the Company, with the participation of Sandra Pautsky, the Company's President and Principal Executive Officer, and Carol J. Cooper, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures [as defined in Rule 13a-15(e) of The Securities Exchange Act of 1934 (the "Act") as of August 31, 2004, the end of the Company's last fiscal quarter, and have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                                              OAKRIDGE ENERGY, INC.
                                                  (Registrant)



Date:  October 15, 2004           By /s/ Sandra Pautsky
                                    --------------------------------------------
                                    Sandra Pautsky, President and Principal
                                    Executive Officer


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