Form 10QSB
period 2004-11-30
OAKRIDGE ENERGY INC
filed 2005-01-14
CIK 216748

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
           (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of January 14, 2005: Common Stock, $.04 par value, 4,285,492 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]         NO [X]

                                      INDEX
                                      -----

                                                                          Page #
                                                                          ------
Part I - Financial Information
       1.  Financial Statements

       Condensed Balance Sheets at
          November 30, 2004 (Unaudited) and February 29, 2004 (Audited)      1

       Condensed Statements of Operations (Unaudited)
          For the Three and Nine Months Ended November 30, 2004 and 2003     2

       Statements of Cash Flows (Unaudited)
          For the Nine Months Ended November 30, 2004 and 2003               3

       Notes to Condensed Financial Statements                               4

       2.  Management's Discussion and Analysis or Plan of Operation         5

       3. Controls and Procedures                                            11

Part II - Other Information
       6. Exhibits                                                           12

Signatures                                                                   12

Index to Exhibits                                                            13












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


Item 1. Financial Statements.
                              Oakridge Energy, Inc.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                            November 30, 2004    February 29, 2004
                                                                            -----------------    -----------------
                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $       2,266,640    $       2,853,798
  Trade accounts receivable                                                           173,275              150,564
  Investment securities available for sale                                            667,064              436,378
  Prepaid expenses and other                                                            9,603               20,698
                                                                            -----------------    -----------------
            Total current assets                                                    3,116,582            3,461,438
                                                                            -----------------    -----------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
  $6,307,473 on November 30, 2004 and $6,195,590 on February 29, 2004                 700,170              685,894

Coal and gravel properties, net of accumulated depletion and depreciation
  of  $8,051,719 on November 30, 2004 and $8,046,348 on February 29, 2004             260,488              265,859

Real estate held for development                                                    3,019,946            2,986,658

Other property and equipment, net of accumulated depreciation
  of  $396,281 on November 30, 2004 and $376,406 on February 29, 2004                 146,755              138,540

Deferred tax asset                                                                    151,107                 --

Other non-current assets                                                              865,809              865,809
                                                                            -----------------    -----------------
                                                                            $       8,260,857    $       8,404,198
                                                                            =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $          49,666    $          67,492
  Accrued expenses                                                                     63,649               49,473
  Deferred federal income taxes                                                       171,775               86,490
                                                                            -----------------    -----------------
            Total current liabilities                                                 285,090              203,455

Reserve for reclamation costs                                                         158,041              158,879
Deferred federal income taxes                                                            --                 11,457
                                                                            -----------------    -----------------
            Total liabilities                                                         443,131              373,791
                                                                            -----------------    -----------------

Stockholders' equity:
  Common stock, $.04 par value, 20,000,000
     shares authorized, 10,157,803 shares issued                                      406,312              406,312
  Additional paid-in capital                                                          805,092              805,092
  Retained earnings                                                                16,545,889           16,800,307
  Accumulated other comprehensive income                                              292,859              147,457
  Less treasury stock, at cost, 5,872,311 shares on November 30, 2004
    and  5,851,724 shares on February 29, 2004                                    (10,232,426)         (10,128,761)
                                                                            -----------------    -----------------
               Total stockholders' equity                                           7,817,726            8,030,407
                                                                            -----------------    -----------------

                                                                            $       8,260,857    $       8,404,198
                                                                            =================    =================

The accompanying notes are an integral part of these financial statements.


                              Oakridge Energy, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          3 Months Ended November 30,    9 Months Ended November 30,
                                              2004            2003           2004            2003
                                          -----------     -----------    -----------     -----------
Revenues:
  Oil and gas                             $   328,584     $   223,265    $   923,815     $   732,904
  Gravel                                        7,908          87,310         47,616         192,468
                                          -----------     -----------    -----------     -----------
       Total revenues                         336,492         310,575        971,431         925,372
                                          -----------     -----------    -----------     -----------

Operating expenses:
  Oil and gas                                 231,125         185,920        637,439         616,943
  Coal and gravel                              16,120          42,133         61,907          70,888
  Real estate development                         989           3,330          1,109           9,482
  General and administrative                  110,892         110,587        706,178         375,717
                                          -----------     -----------    -----------     -----------
       Total operating expenses               359,126         341,970      1,406,633       1,073,030
                                          -----------     -----------    -----------     -----------

           Loss from operations               (22,634)        (31,395)      (435,202)       (147,658)

Interest and other, net                        11,831          28,213         31,556          25,717
                                          -----------     -----------    -----------     -----------

          Loss before income taxes            (10,803)         (3,182)      (403,646)       (121,941)

Income tax benefit                             (3,994)         (1,176)      (149,228)        (45,081)
                                          -----------     -----------    -----------     -----------

            Net loss                      ($    6,809)    ($    2,006)   ($  254,418)    ($   76,860)
                                          ===========     ===========    ===========     ===========


Basic and diluted loss per common share   ($     0.00)    ($     0.00)   ($     0.06)    ($     0.02)
                                          ===========     ===========    ===========     ===========

Weighted average shares outstanding         4,287,800       4,319,338      4,293,805       4,341,039
                                          ===========     ===========    ===========    ===========


                              Oakridge Energy, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             For 9 Months         For 9 Months
                                                                    Ended                Ended
                                                        November 30, 2004    November 30, 2003
                                                        -----------------    -----------------
Cash flows from operating activities:
   Net loss                                             $        (254,418)   $         (76,860)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depletion and depreciation                                   137,129              154,723
     Loss on sales of property and equipment                         --                 18,364
     Deferred federal income taxes                               (162,564)             (60,520)
     Net changes in assets and liabilities:
        Trade accounts receivable                                 (22,711)             145,169
        Prepaid expenses and other current assets                  11,095               12,944
        Accounts payable                                          (17,826)             (38,502)
        Accrued expenses                                           14,176               (9,813)
        Reclamation costs                                            (838)            (252,146)
                                                        -----------------    -----------------
           Net cash used in operating activities                 (295,957)            (106,641)
                                                        -----------------    -----------------

Cash flows from investing activities:
   Additions to oil and gas properties                           (126,158)             (47,433)
   Additions to real estate held for development                  (33,288)             (73,051)
   Additions to other property and equipment                      (28,090)                --
   Proceeds from sale of oil and gas properties                      --                    237
   Proceeds from sale of other property and equipment                --                 25,000
                                                        -----------------    -----------------
           Net cash used in investing activities                 (187,536)             (95,247)
                                                        -----------------    -----------------

Cash flows from financing activities:
   Purchases of treasury stock                                   (103,665)            (244,884)
                                                        -----------------    -----------------
           Net cash used in financing activities                 (103,665)            (244,884)
                                                        -----------------    -----------------

Net decrease in cash and cash equivalents                        (587,158)            (446,772)

Cash and cash equivalents at beginning of period                2,853,798            3,375,427
                                                        -----------------    -----------------

Cash and cash equivalents at end of period              $       2,266,640    $       2,928,655
                                                        =================    =================

Supplemental disclosures of cash flow information:
  Interest paid                                                      --                   --
  Taxes paid                                            $          16,822    $          19,790




Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $76,514 net of tax effect of $44,880 during the nine months ended November 30, 2003 and $145,402 net of tax effect of $85,285 during the nine months ended November 30, 2004.


                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                     ---------------------------------------
                                   (Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three and nine month periods ended November 30, 2004 and 2003 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February
29, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and nine months ended
November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005. The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 29, 2004.

      Information regarding operations and assets by segment is as follows:

                                    For the Three        For the Three         For the Nine         For the Nine
                                     Months Ended         Months Ended         Months Ended         Months Ended
                                  November 30, 2004    November 30, 2003    November 30, 2004    November 30, 2003
                                  -----------------    -----------------    -----------------    -----------------
Business segment revenue:
    Oil and gas                   $         328,584    $         223,265    $         923,815    $         732,904
    Gravel                                    7,908               87,310               47,616              192,468
                                  -----------------    -----------------    -----------------    -----------------
                                  $         336,492    $         310,575    $         971,431    $         925,372
                                  -----------------    -----------------    -----------------    -----------------
Business segment profit (loss):
    Oil and gas                   $          97,459    $          37,345    $         286,376    $         115,961
    Coal and gravel                          (8,212)              45,177              (14,291)             121,580
    Real estate development                    (989)              (3,330)              (1,109)              (9,482)
    General corporate                      (110,892)            (110,587)            (706,178)            (375,717)
                                  -----------------    -----------------    -----------------    -----------------
Loss from operations                        (22,634)             (31,395)            (435,202)            (147,658)
Interest and other, net                      11,831               28,213               31,556               25,717
                                  -----------------    -----------------    -----------------    -----------------

Loss before income taxes          $         (10,803)   $          (3,182)   $        (403,646)   $        (121,941)
                                  =================    =================    =================    =================

                                                  As of               As of
                                           November 30, 2004   February 29, 2004
                                           -----------------   -----------------
Total assets:
    Oil and gas                            $       4,007,539   $       4,175,917
    Coal and gravel                                  260,488             265,859
    Real estate development                        3,019,946           2,986,658
    General corporate                                972,884             975,764
                                           -----------------   -----------------
                                           $       8,260,857   $       8,404,198
                                           -----------------   -----------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations
---------------------

         The Company had a net loss of $6,809 ($.00 per share) in the three months ended November 30, 2004 compared to a net loss of $2,006 ($.00 per share) in the three months ended November 30, 2003. In the nine-month 2004 period, the Company had a net loss of $254,418 ($.06 per share) compared to a net loss of $76,860 ($.02 per share) in the 2003 nine-month period. The Company had increased oil and gas revenues in both 2004 periods but reduced gravel revenues and interest and other net, revenues adversely affected the three-month results. In the nine-month 2004 period, a $315,000 bonus paid to the Company's Chief Executive Officer in April 2004 for her extraordinary services over a number of years with respect to the Company's proposed Colorado real estate development project along with reduced gravel revenues were the principal reasons for the greater loss.

         Oil and gas revenues increased approximately $105,300 (47.2%) and $190,900 (26.0%) in the three and nine-month 2004 periods due to very significant increases in the Company's average oil prices received as oil and gas production sales volumes in both periods declined as compared to the 2003 periods. The following tables compare the Company's oil and gas revenues and average prices received and its sales volumes of oil and gas during the three and nine months ended November 30, 2004 with those during the three and nine months ended November 30, 2003:

                        Three Months       Three Months
                           Ended               Ended            Percentage
                     November 30, 2004   November 30, 2003      Difference
                     -----------------   -----------------   ----------------

Oil:
Revenues             $         270,036   $         172,210   +          56.8%
Volume (Bbls.)                   5,604               5,874   -           4.6
Average Price
  (per Bbl.)         $           48.19   $           29.32   +          64.4

                        Three Months       Three Months
                           Ended               Ended            Percentage
                     November 30, 2004   November 30, 2003      Difference
                     -----------------   -----------------   ----------------

Gas:
Revenues             $          46,060   $          38,786   +           18.8%
Volume (MCF)                     7,860               8,753   -           10.2
Average Price
 (per MCF)           $            5.86   $            4.43   +           32.2


                        Nine Months         Nine Months
                           Ended               Ended            Percentage
                     November 30, 2004   November 30, 2003      Difference
                     -----------------   -----------------   ----------------

Oil:
Revenues             $         760,232   $         564,541   +           34.7%
Volume (Bbls.)                  18,195              19,215   -            5.3
Average Price
  (per Bbl.)         $           41.78   $           29.38   +           42.2

Gas:
Revenues             $         129,249   $         134,683   -            4.0%
Volume (MCF)                    21,966              24,720   -           11.1
Average Price
 (per MCF)           $            5.88   $            5.45   +            8.0


Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing tables.

         The  Company's  principal  producing  oil and gas  property  in Madison
County, Texas is in the process of being waterflooded. Revenues from the property increased significantly in both 2004 periods, rather than declining as had been the case in recent years, primarily due to the increase in the Company's average oil prices received from the property. A water supply well was recompleted on the property approximately six months ago and the production from that well is supplying the three water injection wells being used in the waterflood. The water supply well has produced approximately 400,000 barrels of water so far and the producing wells also produce approximately 1,000 to 1,200 barrels of water per month, which is also reinjected into the formation. The operator of the property does not expect any significant increase in oil production volumes from the property until the void in the producing formation from prior oil production, which is the equivalent of roughly 2,000,000 barrels of oil, has been filled.

         The Company's gravel revenues declined approximately $79,400 (90.9%) and $144,900 (75.3%) in the three and nine-month 2004 periods as a result of reduced gravel sales and road usage fees and the lack of any rentals for surface use. A dispute developed in fiscal 2004 between the Company and Four Corners Materials, which at the time was conducting gravel mining operations on the Company's Colorado property, that was detailed in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004. As a result of such dispute, Four Corners Materials is no longer mining the property and the only gravel sales made during the 2004 periods were from stockpiles of gravel accumulated prior to the cessation of mining. The Company received only road usage fees and a small amount of income from gravel sales during the three months ended November 30, 2004. The Company would consider leasing the property again for gravel operations but has no intention of conducting any operations itself.

         The expenses of the Company's oil and gas operations increased approximately $45,200 (24.3%) and $20,500 (3.3%) in the three and nine months ended November 30, 2004 due to higher lease operating expense and production and ad valorem taxes. Lease operating expense rose approximately $36,700 (32.1%) in the three months ended November 30, 2004 and $18,800 (4.8%) in the nine-month 2004 period primarily due to the significant level of workovers the Company performed on multiple leases in the North Texas area. Lease operating expense in the North Texas area alone increased approximately $29,400 in the three months ended November 30, 2004 and approximately $36,800 in the nine-month period. Workover expense incurred on the Hunt #1 well in Panola County, Texas also affected the 2004 nine-month period lease operating expense. Production taxes increased approximately $4,400 (39.4%) in the 2004 three-month period and $3,900 (10.8%) in the nine-month period due to the Company's increased oil and gas revenues. Ad valorem taxes increased approximately $3,000 in each of the 2004 periods to adjust for the difference between the actual tax statements received for calendar 2004 and the accruals in prior periods based on calendar 2003 payments. Depletion and depreciation expense increased approximately $1,000 in the 2004 three-month period but declined approximately $5,200 (4.4%) in the 2004 nine-month period. Such decline was primarily attributable to the Madison

County, Texas property and was due to lower production volumes than in the 2003 period and a lower depletable balance for the property at the fiscal 2004 year end as compared to the prior year. The Company did not incur any exploration expense, dry hole expense or leasehold abandonment charges during any of the 2004 or 2003 periods, and field payroll and engineering expense were at the same levels in all 2004 and 2003 periods.

         The expenses of the Company's coal and gravel operations decreased approximately $26,000 (61.7%) in the three months ended November 30, 2004 and $9,000 (12.7%) in the nine months ended November 30, 2004 compared to the 2003 periods primarily as a result of the absence (or significantly reduced) legal expense, lower permitting expense in the three-month period and reduced depletion expense resulting from the lower level of gravel sales in both periods, partially offset in both periods by higher ad valorem taxes. Real estate development expenses declined approximately $2,300 (70.3%) and $8,400 (88.3%) in the three and nine-month 2004 periods due to the absence of any legal or depreciation expense. In the 2003 periods, the Company incurred legal expense in connection with obtaining the Area Plan approval for its proposed "Oakridge at Durango" project and depreciation expense for a trailer used in the Company's operations, which was sold during the 2003 nine-month period. The Company incurred virtually no expense (as opposed to capitalized costs) in the 2004 periods after the Company made the decision during the three months ended May 31, 2004 to attempt to sell its proposed real estate development.

         General and  administrative  expenses  were at  approximately  the same levels in the 2004 and 2003 three-month periods; however, such expenses increased approximately $330,500 (88.0%) in the nine months ended November 30, 2004. In the three-month 2004 period, increases in employee benefit and office repair and maintenance expenses offset declines in travel, payroll and governmental reporting expense. The significant increase in the 2004 nine-month period was primarily as a result of the previously mentioned $315,000 bonus paid to Sandra Pautsky in April 2004 and the employer portion of payroll taxes associated with such bonus.

         Interest and other income, net declined approximately $16,400 in the three months ended November 30, 2004 due to lower levels of interest and dividend income received. The Company received significant one-time dividend income in the 2003 three-month period. Other income increased approximately $5,800 in the 2004 nine-month period. Although interest and dividend income were lower than 2003 amounts, the Company did not incur any loss from the sale of property in the 2004 period. In the 2003 nine-month period, the Company incurred an approximate $18,400 loss on the sale of a trailer used in the Company's real estate operations.

         The Company's weighted average shares outstanding decreased approximately .7% and 1.1% during the three and nine months ended November 30, 2004, respectively. The Company purchased 5,000 shares of its stock during the 2004 three-month period and an additional 15,587 shares in the remainder of the 2004 nine-month period. All of such purchases were from unrelated parties.

Financial Condition and Liquidity
---------------------------------

         During the first nine months of fiscal 2005, all of the Company's activities were again net users of funds. As a consequence, the Company's cash and cash equivalents decreased by approximately $587,200 at November 30, 2004. The Company actually had a small positive cash flow in the third fiscal quarter, however, as the cash and cash equivalents decrease at the end of the second fiscal quarter on August 31, 2004 was approximately $606,000. Despite the fact that the Company did not participate in any exploratory or development oil and gas drilling during the period, the Company's operating activities used approximately $296,000 of funds during the nine-month period. The Company's investing activities used approximately $187,500, primarily in additions to oil and gas properties, and the Company did not receive any funds from sales of oil and gas properties or other property and equipment during the period. The Company's financing activities used approximately $103,700, all on purchases of the Company's common stock. Notwithstanding the net reduction in funds during the nine-month period, at November 30, 2004 the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $2,933,704, an approximate $200,000 increase from the same level at August 31, 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         The management of the Company, with the participation of Sandra Pautsky, the Company's President and Principal Executive Officer, and Carol J. Cooper, the Company's Principal Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures [as defined in Rule 13a-15(e) of The Securities Exchange Act of 1934 (the "Act") as of November 30, 2004, the end of the Company's last fiscal quarter, and have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                                             OAKRIDGE ENERGY, INC.
                                                 (Registrant)



Date:  January 14, 2005      By /s/ Sandra Pautsky
                               -------------------------------------------------
                               Sandra Pautsky, President and Principal Executive Officer


                             By /s/ Carol J. Cooper
                               -------------------------------------------------
                               Carol J. Cooper, Principal Financial Officer

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