Form 10KSB/A
period 2004-02-29
OAKRIDGE ENERGY INC
filed 2005-05-31
CIK 216748

                     U.S. Securities and Exchange Commission

                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

(Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 29, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

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

                          $5,667,219 AS OF MAY 20, 2005

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          4,284,867 AS OF MAY 31, 2005

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

      Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I................................................................         1

ITEM 1.  DESCRIPTION OF BUSINESS......................................         1

         Oil and Gas Operations.......................................         1
         Gravel Operations............................................         3
         Carbon Junction Coal Mine....................................         4
         Real Estate Held for Development or Sale.....................         5
         Competition and Markets......................................         9
         Regulation...................................................        10
         Environmental and Health Controls............................        11
         Operating Hazards and Uninsured Risks........................        11
         Employees....................................................        12

ITEM 2.  DESCRIPTION OF PROPERTY......................................        12

         Oil and Gas Properties.......................................        12
            Reserves..................................................        12
            Production................................................        13
            Lifting Costs and Average Sales Prices....................        13
            Sales Contracts and Major Customers.......................        14
            Developed Acreage and Productive Wells....................        14
            Undeveloped Acreage.......................................        15
            Drilling Activity.........................................        15
         Coal and Gravel Properties...................................        16
         Real Estate..................................................        17
         Office Building..............................................        17

ITEM 3.  LEGAL PROCEEDINGS............................................        17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........        18

PART II...............................................................        18

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.........        18

                                                                             PAGE
                                                                             ----
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......     19

         Results of Operations...........................................     19
         Financial Condition and Liquidity...............................     25
         Critical Accounting Policies and Estimates......................     27
         Forward-Looking Statements......................................     30

ITEM 7.  FINANCIAL STATEMENTS............................................     31

         Index to Financial Statements...................................     31
         Report of Independent Registered Public Accounting Firm.........     32
         Balance Sheets as of February 29, 2004 and February 28, 2003....     33
         Statements of Operations for the years ended February 29, 2004
          and February 28, 2003..........................................     35
         Statements of Stockholders' Equity for the years ended
          February 29, 2004 and February 28, 2003........................     36
         Statements of Cash Flows for the years ended February 29, 2004
          and February 28, 2003..........................................     37
         Notes to Financial Statements...................................     38
         Supplemental Oil and Gas Data (Unaudited).......................     51

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.......................................     54

ITEM 8A. CONTROLS AND PROCEDURES.........................................     54

PART III.................................................................     54

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....     54

         Directors and Executive Officers................................     54
         Section 16(a) Beneficial Ownership Reporting  Compliance........     56
         Audit Committee.................................................     56
         Audit Committee Financial Expert................................     56
         Nomination Procedures...........................................     56
         Code of Ethics..................................................     57

ITEM 10. EXECUTIVE COMPENSATION..........................................     57

                                                                             PAGE
                                                                             ----
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS..............................       58

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................       59

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................       60

         Exhibits......................................................       60
         Reports on Form 8-K...........................................       61

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................       61

         Audit Fees....................................................       61
         Audit-Related Fees............................................       61
         Tax Fees......................................................       61
         All Other Fees................................................       61
         Pre-Approval Policies and Procedures..........................       62

SIGNATURES.............................................................       63

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

            The Company received approximately $206,400 in royalty payments, road usage fees and surface rentals from Four Corners Materials in fiscal 2004. In fiscal 2005, however, the Company expects to receive royalty revenues only from the sale by Four Corners Materials of gravel stockpiled on the property when it's mining activities ceases. The Company would be willing to lease the property again for gravel mining but has no plans to conduct gravel mining operations itself on the property. See "Carbon Junction Coal Mine", below and "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

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

            As a result of the Company's dispute with Four Corners Materials, the Company took back from Four Corners Materials the responsibility to the Colorado DMG to perform the coal mine reclamation work. After such assumption of responsibility, a study subsequently performed at the Company's request by the Company's mining consultant estimated that the Company's previous reserve should be increased by $100,000 to cover fully the remaining reclamation, and the Company recorded this amount in connection with its change in accounting principle effective March 1, 2003. See "Item 7. - Financial Statements - Note E of Notes to Financial Statements".

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

      DECISION TO SELL PROPERTY: After finally obtaining approval of the Area Plan, the Company has recently concluded that it would be prudent for it to attempt to sell the property as a whole rather than developing the property according to its Conceptual Plan and the Area Plan. The Company's decision was based on two principal factors, one being the recent developments with respect to the health of Sandra Pautsky, its Chief Executive Officer and principal shareholder, who has been the moving force pushing the development of the property since the death of her father, Noel Pautsky, in 1998. In fiscal 2004, Ms. Pautsky was diagnosed with a life-threatening form of cancer. Although Ms. Pautsky has continued to perform her duties with the Company in a diligent and admirable manner since her diagnosis, she has been forced to be absent from the office and, while undergoing treatments, has been unable to travel to Colorado. The Company expects Ms. Pautsky's schedule to continue to be the same in fiscal 2005, including a longer period of absence due to a pending operation. Under the circumstances, it would not be possible for Ms. Pautsky to devote the significant time and effort to the property that its development would require. Consequently, Ms. Pautsky's health concerns, coupled with the Company's growing thought that it might not be prudent to concentrate all of its limited financial resources on one major project, led the Company to conclude that it should attempt to sell the property. The Company's officers, other than Ms. Pautsky, have not been actively involved with respect to the Colorado land; however, in the event that the Company should not sell the property, Ms. Pautsky's daughter, a long-term employee of the Company, has been actively involved historically and to date with the Company's actions in Colorado.

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

PRODUCTION

            The following table shows for each of the three fiscal years ended February 29, 2004 the total production attributable to the Company's oil and gas interests:

FISCAL YEAR ENDED           OIL            GAS
 FEBRUARY 28/29,          (BBLS.)         (MCF)
-----------------         -------         ------
2004.............          25,382         36,879
2003.............          28,015         45,720
2002.............          36,558         65,936

LIFTING COSTS AND AVERAGE SALES PRICES

            The Company's production (lifting) costs and average sales prices received during each of the three fiscal years ended February 29, 2004 were as shown in the following table:

                                            FISCAL YEAR
                                       ENDED FEBRUARY 28/29,
                                   ----------------------------
                                    2004       2003       2002
                                   ------     ------     ------
Lifting Costs

Per Equivalent Unit (Bbls.)...     $17.70     $15.48     $12.63

Average Sales Prices

Oil (per Bbl.)................      30.22      27.08      23.46
Gas (per MCF).................       5.39       3.47       3.39

SALES CONTRACTS AND MAJOR CUSTOMERS

            The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company's producing properties are located. During the fiscal year ended February 29, 2004, approximately 68% of the Company's oil sales were made to Teppco Crude Oil, L.P. ("Teppco") and approximately 25% were made to Sunoco, Inc. During fiscal 2004, approximately 74% of the Company's gas sales were made under short-term contracts to Orion Pipeline ("Orion")and approximately 13% were made to Dynegy Midstream Services, L.P.

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

            The following table summarizes the Company's developed acreage and productive wells as of February 29, 2004:

                         Developed Acreage(1)    Productive Wells(1)(3)
                       ------------------------  ----------------------
                          Gross(2)     Net(2)    Gross(2)     Net(2)
                       ------------  ----------  --------  ------------
                        Oil    Gas    Oil   Gas  Oil  Gas   Oil    Gas
                       -----  -----  -----  ---  ---  ---  -----  -----
Texas:
  Madison Co......     4,515      -  1,129    -   27    -   6.75      -
  All Other Cos...     2,408  1,914  1,259  177   26   14  12.71   2.40
Mississippi.......        40      -      1    -    1    -    .01      -
Colorado..........         -    242      -    4    -    1      -    .02
Oklahoma..........        40      -      1    -    1    -    .03      -
                       -----  -----  -----  ---  ---  ---  -----  -----

         Total...      7,003  2,156  2,390  181   55   15  19.50   2.42
                       =====  =====  =====  ===  ===  ===  =====  =====

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

UNDEVELOPED ACREAGE

            The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 29, 2004:

            STATE                GROSS ACRES   NET ACRES
            -----                -----------   ---------
Texas.......................        11,741       3,904
Arkansas....................         2,428       1,214
                                    ------       -----

            Total...........        14,169       5,118
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

DRILLING ACTIVITY

            The following table sets forth the results of the Company's exploratory drilling activity for each of the three fiscal years ended February 29, 2004:

                                Exploratory Wells
                         -------------------------------
 Fiscal Year                 Gross                 Net
    Ended           -----------------------  -----------------
February 28/29,     Productive   Dry  Total  Productive   Dry   Total
-----------------   ----------  ----  -----  ----------  -----  -----
2002.............        -         1     1         -      .08    .08
2003.............        -         -     -         -        -      -
2004.............        -         -     -         -        -      -
                       ---       ---   ---       ---      ---    ---

     Total.......        -         1     1         -      .08    .08
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

              PERIOD                        HIGH      LOW
              ------                       ------    ------
Fiscal Year Ended February 28,
 2003:

     Quarter Ended May 31, 2002            $ 2.35    $ 2.35
     Quarter Ended August 31, 2002           3.25      2.35
     Quarter Ended November 30, 2002         3.70      2.85
     Quarter Ended February 28, 2003         3.70      3.10

Fiscal Year Ended February 29,
 2004:

     Quarter Ended May 31, 2003            $ 3.90    $ 3.40
     Quarter Ended August 31, 2003           4.40      3.40
     Quarter Ended November 30, 2003         4.50      4.05
     Quarter Ended February 29, 2004         4.35      4.20

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

            The following table shows all purchases of the Company's shares of common stock made by the Company during each month of the fourth quarter of the Company's fiscal year ended February 29, 2004:

                                          AVERAGE PRICE
                       TOTAL NUMBER           PAID
     PERIOD         OF SHARES PURCHASED     PER SHARE
-----------------   -------------------   -------------
December 1, 2003
    through
December 31, 2003                     -      $     -

January 1, 2004
    through
January 31, 2004                      -            -

February 1, 2004
    through
February 29, 2004                 2,000         4.38
                                  -----      -------

          Total                   2,000      $  4.38
                                  =====      =======

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

RESULTS OF OPERATIONS

            The Company had a net loss of $266,974 ($.06 per share) in the fiscal year ended February 29, 2004 compared to a net loss of $49,706 ($.01 per share) in the fiscal year ended February 28, 2003. The principal reason for the $217,268 increase in the Company's net loss in fiscal 2004 was an approximate $161,800 expense related to the cumulative effect of an accounting change, net of income tax benefit, upon the adoption of Statement of Financial Accounting Standard ("SFAS") No. 143, Accounting for Asset Retirement Obligations. See "Item 7.- Financial Statements - Note E. of Notes to Financial Statements." Other material factors impacting the Company's results of operations in fiscal 2004 were slightly improved oil and gas revenues accompanied by significantly lower oil and gas operating expenses and lower levels of gravel and other income.

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

            The following table compares the Company's oil and gas revenues and average prices received by the Company and its sales volumes of oil and gas during fiscal 2004 with those of fiscal 2003:

                                                         PERCENTAGE
                           FISCAL 2004    FISCAL 2003    DIFFERENCE
                           -----------    -----------    ----------
Oil:

Revenues                   $   772,484    $   774,551       -  .3%
Volume (Bbls.)                  25,565         28,600       -10.6
Average Price
 (per Bbl.)                      30.22          27.08       +11.6

Gas:

Revenues                   $   166,750    $   142,385       +17.1%
Volume (MCF)                    30,953         41,064       -24.6
Average Price
 (per MCF)                 $      5.39           3.47       +55.4%

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

            The expenses of the Company's oil and gas operations decreased approximately $71,000 (8.2%) in the fiscal year ended February 29, 2004 primarily as a result of an approximate $63,800 (31.6%) decline in depletion and depreciation expense, the absence of any lease impairment expense and significantly reduced exploration costs. The decline in depletion and depreciation expense was attributable to the Madison County, Texas property and was due to lower sales production volumes for the year and a lower per barrel amortization rate resulting from the lower proven oil and gas reserves for the property at the fiscal 2004 year end as compared to the prior year. Depletion expense should continue to reduce for this property as its depletable balance lowers. In fiscal 2003, the Company incurred approximately $49,000 in exploration costs due to expired leasehold expense, primarily with respect to a prospect in Red River County, Texas. The Company only incurred very nominal exploration costs in fiscal 2004. There were no dry hole costs in either fiscal 2003 or 2004 as the Company did not participate in the drilling of any wells in these years. The lease operating portion of overall oil and gas operating expenses did increase, however, by approximately $42,500 (6.9%) in fiscal 2004. Such increase was mainly attributable to the addition of one field employee for all of fiscal 2004 but only a portion of fiscal 2003 as well as accretion expense related to the discount on the asset retirement obligations.

            The expenses of the Company's coal and gravel operations more than doubled in fiscal 2004, primarily as the result of higher testing and permitting expenses, legal expenses related to the coal properties and ad valorem taxes which increased over fiscal 2003 by approximately $19,200, $17,300 and $16,200, respectively. The testing and permitting as well as legal expenses were higher as a result of the dispute with Four Corners Materials. As of February 29, 2004, the Company has an approximate $152,000 recorded as a liability for its retirement obligation related to the reclamation of the property surrounding the Company's previous coal mining operations. This liability was reassessed and increased in fiscal 2004 in connection with the change in accounting principle previously mentioned. This increase in the reserve grew out of instructions given by Four Corners Materials to the Colorado Division of Minerals and Geology in the second quarter of the fiscal year to stop processing the bond that was to secure the amendment of the Company's gravel permit intended to allow Four Corners Materials to perform coal mine reclamation work on the Company's behalf. The Company believes that the actions of Four Corners Materials breached the terms of its oral contract with the Company as well as the Company's conditional right of entry grant and the gravel permit amendment and notified Four Corners Materials to such effect at the time, but such actions by Four Corners Materials nevertheless caused the Company to have to take back the responsibility for the remaining coal mine reclamation work that had been shifted to Four Corners Materials. A study subsequently undertaken at the Company's request by the Company's mining consultant estimated that the Company's previous reserve should be increased by $100,000 to cover fully the reclamation work. This amount was recorded by the Company in connection with its change in accounting principle, effective March 1, 2003. See "Item 7. - Financial Statements - Note E. of Notes to Financial Statements."

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

            As previously mentioned, the Company recognized an expense of $161,800 as a cumulative effect of an accounting change, net of an income tax benefit, upon the adoption of SFAS No. 143. See Item 7. - Financial Statements - Note E. of Notes to Financial Statements."

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

            The Company's operating activities, which traditionally have been net providers of cash, instead used approximately $151,000 in cash in fiscal 2004 despite the Company's slight increase in oil and gas revenues during the year. In fiscal 2003, the Company's operating activities provided approximately $252,200 in funds, although such provision was substantially benefited by the receipt of an approximate $321,700 federal income tax receivable during the year.

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

            ASSET RETIREMENT OBLIGATIONS: Effective March 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding and including the Company's previous coal mining operations. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

            The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company's wells may vary significantly from prior estimates.

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

ITEM 7. FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
Report of Independent Registered Public Accounting Firm                         32

Balance Sheets as of February 29, 2004 and
  February 28, 2003                                                             33

Statements of Operations for the years ended
  February 29, 2004 and February 28, 2003                                       35

Statements of Stockholders' Equity for the
  years ended February 29, 2004 and
  February 28, 2003                                                             36

Statements of Cash Flows for the years ended
  February 29, 2004 and February 28, 2003                                       37

Notes to Financial Statements                                                   38

Supplemental Oil and Gas Data (Unaudited)                                       51

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oakridge Energy, Inc.

We have audited the accompanying balance sheets of Oakridge Energy, Inc., a Utah corporation, as of February 29, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 29, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn

Fort Worth, Texas
April 17, 2004

                              OAKRIDGE ENERGY, INC.

                                 BALANCE SHEETS

                                                               FEBRUARY 29,     FEBRUARY 28,
                                                                   2004             2003
                                                               ------------     ------------
                                                                (RESTATED)
ASSETS
Current assets:
    Cash and cash equivalents                                   $2,853,798       $3,375,427
    Trade accounts receivable                                      150,564          274,869
    Investment securities available for sale                       436,378          260,817
    Prepaid expenses and other                                      20,698           21,196
                                                                ----------       ----------
Total current assets                                             3,461,438        3,932,309

Oil and gas properties, at cost, using the
    successful efforts method of accounting:
    Proved developed properties                                  6,979,596        6,651,197
    Less accumulated depletion and depreciation                  6,215,903        6,058,833
                                                                ----------       ----------
                                                                   763,693          592,364
    Unproved properties                                            185,207          177,833
                                                                ----------       ----------
Net oil and gas properties                                         948,900          770,197

Coal and gravel properties, at cost:
    Undeveloped properties                                       5,850,424        5,850,424
    Mining and service equipment                                 2,461,783        2,461,783
                                                                ----------       ----------
                                                                 8,312,207        8,312,207
    Less accumulated depletion and depreciation                  8,046,348        8,027,008
                                                                ----------       ----------
Net coal and gravel properties                                     265,859          285,199

Other property and equipment, net of accumulated
    depreciation of $376,406 in 2004 and $352,062 in 2003          138,540          162,884

Real estate held for development or sale                         2,986,658        2,941,989

Deferred income taxes                                               56,649                -

Other non-current assets                                           865,809          875,074
                                                                ----------       ----------

Total assets                                                    $8,723,853       $8,967,652
                                                                ==========       ==========

See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                                                             FEBRUARY 29,      FEBRUARY 28,
                                                                2004              2003
                                                             -----------       -----------
                                                             (RESTATED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $    67,492       $   112,692
    Accrued expenses                                              49,473            75,071
    Deferred income taxes                                         86,490            21,585
                                                             -----------       -----------
Total current liabilities                                        203,455           209,348

Asset retirement obligations                                     606,105           319,019
Deferred income taxes                                                  -           115,030
                                                             -----------       -----------
Total liabilities                                                809,560           643,397

Commitments and contingencies                                          -                 -

Stockholders' equity:
    Common stock, par value $.04 per share, 20,000,000
      shares authorized, 10,157,803 shares issued                406,312           406,312
    Additional paid-in capital                                   805,092           805,092
    Retained earnings                                         16,684,193        16,951,167
    Accumulated other comprehensive income                       147,457            36,801
                                                             -----------       -----------
                                                              18,043,054        18,199,372
Less treasury stock, at cost; 5,851,724 shares in 2004
    and 5,787,313 in 2003                                     10,128,761         9,875,117
                                                             -----------       -----------
Total stockholders' equity                                     7,914,293         8,324,255
                                                             -----------       -----------

Total liabilities and stockholders' equity                   $ 8,723,853       $ 8,967,652
                                                             ===========       ===========

See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                            STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED         YEAR ENDED
                                                                     FEBRUARY 29,       FEBRUARY 28,
                                                                        2004               2003
                                                                     -----------        -----------
                                                                     (RESTATED)
Revenues:
    Oil and gas                                                      $   983,498        $   968,252
    Gravel                                                               206,424            288,707
                                                                     -----------        -----------
Total revenues                                                         1,189,922          1,256,959

Operating expenses:
    Oil and gas:
      Depletion and depreciation                                         138,267            202,096
      Lease operating                                                    656,561            614,088
      Lease impairment                                                         -                642
      Exploration costs                                                        6             48,965
                                                                     -----------        -----------
    Total oil and gas                                                    794,834            865,791

    Coal and gravel                                                      106,823             47,848
    Real estate development                                               11,203             22,837
    General and administrative                                           467,888            467,520
                                                                     -----------        -----------
Total operating expenses                                               1,380,748          1,403,996
                                                                     -----------        -----------

Loss from operations                                                    (190,826)          (147,037)

Other income                                                              28,627             88,414
                                                                     -----------        -----------

Loss before income taxes and cumulative
    effect of accounting change                                         (162,199)           (58,623)

Income tax benefit                                                       (57,018)            (8,917)
                                                                     -----------        -----------

Net loss before cumulative effect of accounting change                  (105,181)           (49,706)

Cumulative effect of accounting change, net of tax benefit              (161,793)                 -
                                                                     -----------        -----------

Net loss                                                             $  (266,974)       $   (49,706)
                                                                     ===========        ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:
    Net loss before cumulative effect of accounting change           $     (0.02)       $     (0.01)

    Cumulative effect of accounting change, net of tax benefit             (0.04)                 -
                                                                     -----------        -----------

    Net loss                                                         $     (0.06)       $     (0.01)
                                                                     ===========        ===========

Weighted average common shares outstanding                             4,332,735          4,403,740
                                                                     ===========        ===========

See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

         YEARS ENDED FEBRUARY 29, 2004 (RESTATED) AND FEBRUARY 28, 2003


                                                                      ACCUMULATED
                                            ADDITIONAL                   OTHER                                  COMPREHENSIVE
                                 COMMON       PAID-IN     RETAINED   COMPREHENSIVE   TREASURY                       INCOME
                                  STOCK       CAPITAL     EARNINGS       STOCK         STOCK          TOTAL         (LOSS)
                                ---------   ----------  ------------ ------------- ------------    -----------  -------------
Balance at March 1, 2002        $ 406,312    $805,092   $ 17,000,873    $ 23,242   $ (9,714,886)   $ 8,520,633

Purchases of treasury stock             -           -              -           -       (160,231)      (160,231)

Net loss                                -           -        (49,706)          -              -        (49,706)   $ (49,706)

Change in unrealized gain
    on investment securities,
    net of income taxes                 -           -              -      13,559              -         13,559       13,559
                                ---------    --------   ------------    --------   ------------    -----------    ---------

Comprehensive loss for year                                                                                       $ (36,147)
                                                                                                                  =========

Balance at February 28, 2003      406,312     805,092     16,951,167      36,801     (9,875,117)     8,324,255

Purchases of treasury stock             -           -              -           -       (253,644)      (253,644)

Net loss                                -           -       (266,974)          -              -       (266,974)   $(266,974)

Change in unrealized gain
    on investment securities,
    net of income taxes                 -           -              -     110,656              -        110,656      110,656
                                ---------    --------   ------------    --------   ------------    -----------    ---------

Comprehensive loss for year                                                                                       $(156,318)
                                                                                                                  =========

Balance at February 29, 2004    $ 406,312    $805,092   $ 16,684,193    $147,457   $(10,128,761)   $ 7,914,293
                                =========    ========   ============    ========   ============    ===========

See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED        YEAR ENDED
                                                                          FEBRUARY 29,       FEBRUARY 28,
                                                                              2004              2003
                                                                          ------------       ------------
                                                                           (RESTATED)
OPERATING ACTIVITIES
    Net loss                                                              $  (266,974)       $   (49,706)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Cumulative effective of accounting change, net of tax benefit           161,793                  -
      Depletion and depreciation                                              183,415            256,229
      Accretion of discount on asset retirement obligations                    26,018                  -
      Gain on sales of oil and gas properties                                    (238)            (3,029)
      (Gain) loss on sales of property and equipment                           18,602            (38,711)
      Loss on investment in limited partnership                                 9,265             11,784
      Abandoned leaseholds                                                          6             48,964
      Oil and gas lease impairment                                                  -                642
      Deferred income taxes                                                   (76,779)           (29,565)
      Changes in operating assets and liabilities:
        Trade accounts receivable                                             124,305           (195,573)
        Federal income taxes receivable                                             -            321,739
        Prepaid expenses and other                                                498             (4,134)
        Accounts payable and accrued expenses                                 (70,798)            23,964
        Asset retirement obligations                                         (260,140)           (90,411)
                                                                          -----------        -----------
Net cash provided by (used in) operating activities                          (151,027)           252,193

INVESTING ACTIVITIES
    Additions to oil and gas properties                                       (52,459)           (20,132)
    Additions to real estate held for development or sale                     (89,737)          (116,338)
    Additions to other property and equipment                                       -           (105,034)
    Proceeds from sales of oil and gas properties                                 238              3,318
    Proceeds from sales of property and equipment                              25,000             97,390
                                                                          -----------        -----------
Net cash used in investing activities                                        (116,958)          (140,796)

FINANCING ACTIVITY
    Purchases of treasury stock                                              (253,644)          (160,231)
                                                                          -----------        -----------

Net decrease in cash and cash equivalents                                    (521,629)           (48,834)
Cash and cash equivalents at beginning of year                              3,375,427          3,424,261
                                                                          -----------        -----------

Cash and cash equivalents at end of year                                  $ 2,853,798        $ 3,375,427
                                                                          ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid                                                     $    23,388        $    23,388
                                                                          ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
    Change in unrealized gain on investment
      securities, net of income taxes                                     $   110,656        $    13,559
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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to financial statements when the fair value is different than the carrying value. The estimated fair value of accounts receivable, accounts payable, and accrued expenses approximates their carrying amounts due to the relatively short maturity of these instruments.

                              OAKRIDGE ENERGY, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                              OAKRIDGE ENERGY, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

In 1994, the Company recorded an impairment allowance for substantially all the carrying value of the undeveloped coal properties and related assets. The Company also has an asset retirement obligation approximating $152,000 and $319,000 at February 29, 2004 or February 28, 2003, respectively, for estimated costs associated with the reclamation of the property surrounding and including the Company's previous coal mining operations. The reserve is based on an outside engineer's estimate and is included as a long-term liability in the accompanying balance sheets.

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

                              OAKRIDGE ENERGY, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Under SFAS No. 144, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis. On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows. During 2004, the Company recorded no impairment losses related to its proved oil and gas properties. Approximately $600 in impairment losses were recorded in 2003. The fair values of the impaired proved oil and gas properties were determined by using the present value of expected future cash flows. If estimated future cash flows are not achieved with respect to certain fields, further write-downs may be required.

INVESTMENT IN PARTNERSHIP

The Company uses the equity method of accounting for its investment in partnership. The investment in partnership of approximately $49,000 and $58,000 at February 29, 2004 or February 28, 2003, respectively, are included in other non-current assets in the accompanying balance sheets. The Company recognized losses pertaining to its interest in the partnership of approximately $9,000 and $12,000 during 2004 and 2003, respectively, which are included in interest income and other, net in the accompanying statements of operations.

REVENUE RECOGNITION

The Company recognizes revenue as oil and gas are produced based on contracted or estimated sales prices. Estimated revenue is subject to adjustments based on final settlement. Such adjustments are reflected in revenue when received.

                              OAKRIDGE ENERGY, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

EARNINGS OR LOSS PER COMMON SHARE

Basic earnings (loss) per common share is calculated by dividing net income
(loss) (available to common stockholders) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years and quarters presented herein, basic and diluted earnings
(loss) per common share are the same.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which was effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Oil and gas producing companies incur this liability upon acquiring or drilling a well. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Periodic accretion of the discount on asset retirement obligations is recorded as an expense in the statement of operations. Prior to adoption of SFAS No. 143, the Company accrued for any estimated asset retirement obligations, net of estimated salvage value, as part of the calculation of depletion and depreciation. This method resulted in recognition of the obligation over the life of the property on a unit-of-production basis, with the estimated obligation netted in property costs as part of the accumulated depletion and depreciation balance. The Company adopted SFAS No. 143 effective March 1, 2003. The effect of adopting SFAS No. 143 was the recognition of additional long-term liability of approximately $421,000, an increase to property costs of approximately $283,000, an increase to accumulated depletion and depreciation of approximately $19,000, and a cumulative effect of accounting change loss, net of an income tax benefit, of approximately $162,000.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current-year presentation.

                              OAKRIDGE ENERGY, INC.

C. RESTATEMENT

The February 29, 2004 balance sheet and the related statements of operations, stockholders' equity, and cash flows for the year ended February 29, 2004 have been restated to account for the cumulative effect of an accounting change, net of the income tax benefit, upon the adoption of SFAS No. 143 (see Note E) as well as additional depletion, accretion of discount, and the related income tax effect. The restated financial statements reflect the Company's recording of the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the Company's producing oil and gas properties and the reclamation costs associated with the property surrounding the Company's previous coal mining operations. The effects of the restatement are summarized as follows:

BALANCE SHEET AS OF FEBRUARY 29, 2004

                                  AS PREVIOUSLY                    RESTATED
                                    REPORTED       ADJUSTMENT       BALANCE
                                  -------------  --------------   -----------
Total assets                      $   8,404,198  $      319,655   $ 8,723,853

Total liabilities                       373,791         435,769       809,560
                                  -------------  --------------   -----------
Total stockholders equity         $   8,030,407  $     (116,114)  $ 7,914,293
                                  =============  ==============   ===========

STATEMENT OF OPERATIONS FOR THE YEAR ENDED FEBRUARY 29, 2004

                                  AS PREVIOUSLY                   RESTATED
                                    REPORTED       ADJUSTMENT      BALANCE
                                  -------------  --------------  ------------
Loss before income taxes and
   cumulative effect of
   accounting change              $   (234,672)  $      72,473   $  (162,199)

Income tax benefit                     (83,812)         26,794       (57,018)

Net loss before cumulative
   effect of accounting change        (150,860)         45,679      (105,181)

Cumulative effect of
   accounting change, net of
   income tax benefit                        -        (161,793)     (161,793)
                                  ------------   -------------   -----------

Net loss                          $   (150,860)  $    (116,114)  $  (266,974)
                                  ============   =============   ===========

                              OAKRIDGE ENERGY, INC.

D. INVESTMENT SECURITIES

The amortized cost and fair values of investment securities available for sale, as of February 28, are as follows:

                                   GROSS       GROSS
                      AMORTIZED  UNREALIZED  UNREALIZED     FAIR
     2004               COST       GAINS       LOSSES      VALUE
-----------------     ---------  ----------  ----------  ----------
Equity securities     $ 202,430  $  233,948  $        -  $  436,378
                      =========  ==========  ==========  ==========

                                    GROSS      GROSS
                      AMORTIZED  UNREALIZED  UNREALIZED     FAIR
      2003              COST        GAINS      LOSSES       VALUE
-----------------     ---------  ----------  ----------  ----------
Equity securities     $ 202,430  $   58,387  $        -  $  260,817
                      =========  ==========  ==========  ==========

E. ASSET RETIREMENT OBLIGATIONS

Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties as well as the reclamation of the property surrounding the Company's previous coal mining operations from March 1, 2003 (implementation date) forward. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $283,000. The liability has been accreted to its present value at the end of the year. Upon initial implementation, the Company recognized an additional long-term liability of approximately $421,000 and a cumulative effect of the change in accounting principle, net of tax of approximately $162,000 due to accretion from the acquisition date to the implementation date less depletion recapture due to the estimated salvage values of the properties as well as oil and gas equipment. The Company evaluated 82 wells, and has determined a range of abandonment dates between May 2005 and August 2024 and a present value of the estimated total salvage value of $318,000. The following represents a reconciliation of the asset retirement obligations for the year ended February 29, 2004:

Asset retirement obligation at beginning of year                 $ 580,087
Accretion of discount                                               26,018
                                                                 ---------
Asset retirement obligation at end of year                       $ 606,105
                                                                 =========

                              OAKRIDGE ENERGY, INC.

F. INCOME TAXES

The Company's income tax expense (benefit) attributable to income (loss) from continuing operations consists of the following:

                                   CURRENT   DEFERRED       TOTAL
                                   -------   ---------    ---------
Year ended February 29, 2004:
     U.S. Federal                  $ 3,498   $ (73,674)   $ (70,176)
     State and local                16,265      (3,107)      13,158
                                   -------   ---------    ---------
                                   $19,763   $ (76,781)   $ (57,018)
                                   =======   =========    =========

Year ended February 28, 2003:
     U.S. Federal                  $   784   $ (28,679)   $ (27,895)
     State and local                19,864        (886)      18,978
                                   -------   ---------    ---------
                                   $20,648   $ (29,565)   $  (8,917)
                                   =======   =========    =========

Income tax expense (benefit) for the years presented differs from the "expected" federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax income (loss), as a result of the following:

                                                                2004       2003
                                                              --------   --------
Computed "expected" tax expense (benefit)                     $(55,148)  $(19,932)
State and local income taxes, net of federal income
  tax benefit                                                    8,684     13,111
Other, primarily revision of prior year provision
  estimate                                                     (10,554)    (2,096)
                                                              --------   --------
                                                              $(57,018)  $ (8,917)
                                                              ========   ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at February 29, 2004 and February 28, 2003, are presented below:

                                                                2004       2003
                                                              --------   --------
Deferred tax assets:
   Net operating loss carryforward                            $179,147   $ 30,166
   Alternative minimum tax credit carryforward                  98,739     98,607
   Asset retirement obligations                                224,077    117,941
                                                              --------   --------
Total deferred tax assets                                      501,963    246,714

                              OAKRIDGE ENERGY, INC.

F. INCOME TAXES - CONTINUED

                                                               2004          2003
                                                             ---------    ---------
Deferred tax liabilities:
   Oil and gas properties and other property and
     equipment, principally due to depletion and
     depreciation                                             (400,119)    (309,399)
   Coal properties, principally due to differences
     in depletion                                              (45,195)     (52,345)
   Unrealized gain on investment securities
     available for sale                                        (86,490)     (21,585)
                                                             ---------    ---------
Total deferred tax liabilities                                (531,804)    (383,329)
                                                             ---------    ---------
Net deferred tax liability                                   $ (29,841)   $(136,615)
                                                             =========    =========

Included in the balance sheet as:
  Deferred income taxes, current                             $ (86,490)   $ (21,585)
  Deferred income taxes, non-current                            56,649     (115,030)
                                                             ---------    ---------
Net deferred tax liability                                   $ (29,841)   $(136,615)
                                                             =========    =========

Based on the future reversal of existing taxable temporary differences, future earnings expectations, and the utilization of various tax planning strategies, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded. At February 29, 2004, the Company has an alternative minimum tax credit carryforward of approximately $99,000, which has no expiration date and is available to reduce the Company's future taxable income. Additionally, the Company has a net operating loss carryforward of approximately $485,000, which will expire in fiscal 2023 and 2024 and is available to reduce the Company's future taxable income.

G. SEGMENT INFORMATION AND MAJOR CUSTOMERS

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

                              OAKRIDGE ENERGY, INC.

G. SEGMENT INFORMATION AND MAJOR CUSTOMERS - CONTINUED

                                                               2004              2003
                                                             ---------         ----------
Business segment revenue:
   Oil and gas                                              $  983,498         $  968,252
   Gravel                                                      206,424            288,707
                                                            ----------         ----------
                                                            $ 1,189,92         $1,256,959
                                                            ==========         ==========

Business segment profit (loss):
   Oil and gas                                              $  188,664         $  102,461
   Coal and gravel                                              99,601            240,859
   Real estate development                                     (11,203)           (22,837)
   General corporate                                          (467,888)          (467,520)
                                                            ----------         ----------
Loss from operations                                          (190,826)          (147,037)

Other income                                                    28,627             88,414
                                                            ----------         ----------

Loss before income taxes and cumulative effect of
  accounting change                                         $ (162,199)        $  (58,623)
                                                            ==========         ==========

Business segment assets:
   Depreciation, depletion and amortization:
     Oil and gas                                            $  138,267         $  202,096
     Coal and gravel                                            19,339             21,448
     Real estate development                                     1,465             14,016
     General corporate                                          24,344             18,669
                                                            ----------         ----------
                                                            $  183,415         $  256,229
                                                            ==========         ==========

   Capital expenditures:
     Oil and gas                                            $   52,459         $   20,132
     Real estate development                                    89,737            116,338
     General corporate                                               -            105,034
                                                            ----------         ----------
                                                            $  142,196         $  241,504
                                                            ==========         ==========

   Total assets:
     Oil and gas                                            $4,495,572         $4,739,858
     Coal and gravel                                           265,859            285,199
     Real estate development                                 2,986,658          2,941,989
     General corporate                                         975,764          1,000,606
                                                            ----------         ----------
                                                            $8,723,853         $8,967,652
                                                            ==========         ==========

                              OAKRIDGE ENERGY, INC.

G. SEGMENT INFORMATION AND MAJOR CUSTOMERS - CONTINUED

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

H. RELATED PARTY TRANSACTIONS

In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and affiliates also own interests. During fiscal 2004, the Company purchased 47,500 shares of the Company's common stock at prices ranging from $3.65 to $4.33 per share from related parties and such prices approximated the share price paid by the Company to other unaffiliated stockholders at the time of purchase. During fiscal 2003, the Company purchased 26,700 shares of the Company's common stock from a related party at $3.50 per share, which approximated the share price paid by the Company to other unaffiliated stockholders at the time of purchase.

I. COMMITMENTS AND CONTINGENCIES

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

                              OAKRIDGE ENERGY, INC.

J. QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly results of operations for 2004 and 2003 were as follows:

                                        FIRST       SECOND     THIRD      FOURTH      FULL
              2004                     QUARTER     QUARTER    QUARTER     QUARTER     YEAR
---------------------------------     ---------   ---------   --------   --------   ---------
Total revenues                        $ 280,123   $ 334,674   $310,575   $264,550   $1,189,922

Loss from operations                    (83,804)    (32,460)   (31,395)   (43,167)    (190,826)

Net loss before cumulative effect
   of accounting change                 (58,913)    (17,135)    (2,006)   (27,127)    (105,181)

Cumulative effect of accounting
   change, net of income tax
   benefit                             (161,793)          -          -          -     (161,793)
                                      ---------   ---------   --------   --------   ----------
Net loss                              $(220,706)  $ (17,135)  $ (2,006)  $(27,127)  $ (266,974)
                                      =========   =========   ========   ========   ==========

Basic and diluted loss
   per common share

   Net loss before cumulative
   effect of accounting change        $    (.01)  $    (.00)  $   (.00)  $   (.01)  $     (.02)

   Cumulative effect of
   accounting change, net of
   income tax benefit                      (.04)          -          -          -         (.04)
                                      ---------   ---------   --------   --------   ----------
   Net loss                                (.05)  $    (.00)  $   (.00)  $   (.01)        (.06)
                                      =========   =========   ========   ========   ==========

During the fourth quarter of fiscal 2004, the Company recorded additional gravel revenues of approximately $100,000 (before income taxes) as a result of a revised estimate of reclamation costs by an independent third party.

                              OAKRIDGE ENERGY, INC.

J.    QUARTERLY OPERATING RESULTS (UNAUDITED) - CONTINUED

                                  FIRST       SECOND        THIRD       FOURTH         FULL
            2003                 QUARTER      QUARTER      QUARTER      QUARTER        YEAR
-----------------------------   ---------    ---------    ---------    ---------    -----------
Total revenues                  $ 284,968    $ 264,880    $ 245,474    $ 461,635    $ 1,256,959

Income (loss) from operations     (71,655)     (76,525)     (65,195)     (66,338)      (147,037)

Net income (loss)               $ (10,837)   $ (38,415)   $ (31,278)   $ (30,554)   $   (49,706)
                                =========    =========    =========    =========    ===========
Basic and diluted earnings
   (loss) per common share      $     .00    $    (.01)   $    (.01)   $     .01    $      (.01)
                                =========    =========    =========    =========    ===========

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

COSTS INCURRED

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 29, 2004 and February 28, 2003, follows:

                                        2004        2003
                                       -------     -------
Acquisition of proved properties       $45,080     $13,211
                                       =======     =======
Acquisition of unproved properties     $ 7,379     $ 6,921
                                       =======     =======
Exploration costs                      $     6     $48,965
                                       =======     =======

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following table presents the results of operations for the Company's oil and gas producing activities for the years ended February 29, 2004 and February 28, 2003:

                                                                    2004                     2004
                                                               -------------             -------------
Revenues                                                       $     983,498             $     968,252
Production costs                                                    (656,561)                 (614,088)
Depletion, depreciation, and valuation provisions
                                                                    (138,267)                 (202,738)
Exploration costs                                                         (6)                  (48,965)
                                                               -------------             -------------
                                                                     188,664                   102,461
Income tax expense                                                    64,146                    34,837
                                                               -------------             -------------
Results of operations for producing activities (excluding
  corporate overhead and interest costs)                       $     124,518             $      67,624
                                                               =============             =============

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

                              OAKRIDGE ENERGY, INC.

RESERVE QUANTITY INFORMATION - CONTINUED

                                                  OIL           GAS
                                                (Bbls.)        (MCF)
                                                -------       -------
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

  Balance at March 1, 2002                      688,133       265,475
     Revisions of previous estimates             35,096       (78,601)
     Production                                 (28,015)      (45,720)
                                                -------       -------
  Balance at February 28, 2003                  695,214       141,154
     Revisions of previous estimates              5,757       (11,389)
     Production                                 (25,384)      (36,879)
                                                -------       -------
  Balance at February 29, 2004                  675,587        92,886
                                                =======       =======

PROVED DEVELOPED RESERVES:

  February 28, 2002                             134,931       265,475
                                                =======       =======
  February 28, 2003                             100,899       141,154
                                                =======       =======
  February 29, 2004                              90,226        92,886
                                                =======       =======

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

February 29, 2004 and February 28, 2003, respectively, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

                                                                   2004                 2003
                                                              -------------         -------------
Future cash inflows                                           $  22,303,757         $  23,675,638
Future production and development costs                          (5,820,350)           (6,058,249)
Future income tax expenses                                       (2,484,501)           (2,314,200)
                                                              -------------         -------------

Future net cash flows                                            13,998,906            15,303,189

10% annual discount for estimated timing of cash flows           (4,235,816)           (3,945,469)
                                                              -------------         -------------
Standardized measure of discounted future net cash flows      $   9,763,090         $  11,357,720
                                                              =============         =============

Beginning of year                                             $  11,357,720         $   5,299,860
  Sales of oil and gas, net of production costs                    (346,414)             (354,164)
  Extensions, discoveries, and improved recoveries, less
     related costs                                                  331,949               295,654
  Accretion of discount                                           1,135,772               529,986
  Net change in sales and transfer prices, net of
     production costs                                              (663,461)            5,330,972
  Changes in estimated future development costs                     (36,295)                    -
  Net change in income taxes                                        564,677            (2,301,325)
  Changes in production rates (timing and other)                 (2,772,188)            1,864,530
  Revisions of previous quantities                                  191,330               692,207
                                                              -------------         -------------

End of year                                                   $   9,763,090         $  11,357,720
                                                              =============         =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company did not change its independent registered public accounting firm or have any disagreements with them on accounting and financial disclosure issues in the fiscal year ended February 29, 2004.

ITEM 8A. CONTROLS AND PROCEDURES.

         The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

         There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table provides certain information pertaining to the Company's directors and executive officers:

                            BUSINESS EXPERIENCE       YEAR FIRST
                          AND CURRENT POSITIONS         BECAME
 NAME AND AGE                 WITH COMPANY             DIRECTOR
--------------------   ----------------------------    ---------
Sandra Pautsky - 62    Chairperson of the Board         1986
                       of Directors of the Company
                       since July 1998,
                       President since June 1998
                       and Secretary-Treasurer
                       since May 1992

Danny Croker - 55      Vice President and Assistant     1992
                       Secretary - Treasurer of the
                       Company since May 1992 and
                       owner of Exlco, Inc., oil
                       and gas operations

Randy Camp - 51        Partner in the firm of Moore,    1992
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

AUDIT COMMITTEE FINANCIAL EXPERT

         Although the Company does not have a separately-designated audit committee, a member of the Company's Board of Directors, Randy Camp, meets the requirements to be considered an audit committee financial expert and is independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. listing standards.

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

                                ANNUAL COMPENSATION
      NAME AND               ------------------------     ALL OTHER
PRINCIPAL POSITION    YEAR    SALARY          BONUS     COMPENSATION(1)
--------------------  ----   --------        --------   ---------------
Sandra Pautsky        2004   $ 85,000        $  7,083        $ 204
President and         2003     85,000           7,083          204
 Principal Executive  2002     85,000           7,083          204
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

   NAME AND ADDRESS                      AMOUNT                PERCENT
         OF                           BENEFICIALLY               OF
   BENEFICIAL OWNER                      OWNED                  CLASS
----------------------------          ------------              -----
Sandra Pautsky
4613 Jacksboro Highway
Wichita Falls, Texas 76302            3,045,323(1)              70.94%

Estate of Noel Pautsky,
  Deceased
4613 Jacksboro Highway
Wichita Falls, Texas 76302              696,091                 16.21

Flem Noel Pautsky, Jr. Trust
4613 Jacksboro Highway
Wichita Falls, Texas 76302              908,247                 21.16

Noel Pautsky Trust
4613 Jacksboro Highway
Wichita Falls, Texas 76302              700,000                 16.31

Robert S. Allen
125 Ashlyn Ridge
McDonough, Georgia 30252                256,700                  5.98

Danny Croker                                  -                     -

Randy Camp                                  100                     *

Carol J. Cooper                               -                     -

NAME AND ADDRESS                        AMOUNT                 PERCENT
      OF                              BENEFICIALLY               OF
BENEFICIAL OWNER                         OWNED                  CLASS
----------------------                -----------              -------
Executive officers and
directors as a group
(four persons)                        3,045,423(2)              70.94

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

           (ii) By-Laws of the Company dated May 23, 1975 filed as Exhibit A(4)to Form 10 and incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The independent registered public accounting firm of Whitley Penn audited the financial statements of the Company for the fiscal year ended February 29, 2004. Whitley Penn has audited the Company's financial statements for the five fiscal years ended February 29, 2004.

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

DATE: May 31, 2005

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

DATE: May 31, 2005                  DATE: May 31, 2005

By /s/ Danny Croker                 By /s/ Randy Camp
   -------------------------           --------------------------
   Danny Croker, Director              Randy Camp, Director

DATE: May 31, 2005                  DATE: May 31, 2005

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

    (16) Letter on chang e in certifying accountant - not applicable.

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