Form 10QSB/A
period 2004-11-30
OAKRIDGE ENERGY INC
filed 2005-05-31
CIK 216748

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 25, 2005: Common Stock, $.04 par value, 4,284,867 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]                                NO [X]

                                     INDEX

                                                                                                          Page
                                                                                                          ----
Part I - Financial Information
      1.  Financial Statements

      Condensed Balance Sheets at
            November 30, 2004 (Unaudited and restated) and February 29, 2004 (Audited and restated)        1

      Condensed Statements of Operations (Unaudited and restated)
            For the Three and Nine Months Ended November 30, 2004 and 2003                                 2

      Statements of Cash Flows (Unaudited and restated)
            For the Nine Months Ended November 30, 2004 and 2003                                           3

      Notes to Condensed Financial Statements                                                              4

      2. Management's Discussion and Analysis or Plan of Operation                                         5

      3. Controls and Procedures                                                                          10

Part II - Other Information

      6. Exhibits                                                                                         11

Signatures                                                                                                11

Index to Exhibits                                                                                         12

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

ITEM 1. FINANCIAL STATEMENTS.

                              OAKRIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS


                                                                                   November 30, 2004         February 29, 2004
                                                                                ------------------------     -----------------
                                                                                 (Unaudited and restated)        (Restated)
                                                            ASSETS
Current assets:
     Cash and cash equivalents                                                        $  2,266,640              $  2,853,798
     Trade accounts receivable                                                             173,275                   150,564
     Investment securities available for sale                                              667,064                   436,378
     Prepaid expenses and other                                                              9,603                    20,698
                                                                                      ------------              ------------
               Total current assets                                                      3,116,582                 3,461,438
                                                                                      ------------              ------------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
      $6,327,786 on November 30, 2004 and $6,215,903 on February 29, 2004                  963,176                   948,900

Coal and gravel properties, net of accumulated depletion and depreciation
      of  $8,051,719 on November 30, 2004 and $8,046,348 on February 29, 2004              260,488                   265,859

Real estate held for development                                                         3,019,946                 2,986,658

Other property and equipment, net of accumulated depreciation
      of  $396,281 on November 30, 2004 and $376,406 on February 29, 2004                  146,755                   138,540

Deferred tax asset                                                                         226,751                    56,649

Other non-current assets                                                                   865,809                   865,809
                                                                                      ------------              ------------
                                                                                      $  8,599,507              $  8,723,853
                                                                                      ============              ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                                 $     49,666              $     67,492
     Accrued expenses                                                                       63,649                    49,473
     Deferred federal income taxes                                                         171,775                    86,490
                                                                                      ------------              ------------
               Total current liabilities                                                   285,090                   203,455

Asset retirement obligations                                                               625,658                   606,105
                                                                                      ------------              ------------
               Total liabilities                                                           910,748                   809,560
                                                                                      ------------              ------------

Stockholders' equity:

     Common stock, $.04 par value, 20,000,000
         shares authorized, 10,157,803 shares issued                                       406,312                   406,312
     Additional paid-in capital                                                            805,092                   805,092
     Retained earnings                                                                  16,416,922                16,684,193
     Accumulated other comprehensive income                                                292,859                   147,457
     Less treasury stock, at cost, 5,872,311 shares on November 30, 2004
       and  5,851,724 shares on February 29, 2004                                      (10,232,426)              (10,128,761)
                                                                                      ------------              ------------
                    Total stockholders' equity                                           7,688,759                 7,914,293
                                                                                      ------------              ------------
                                                                                      $  8,599,507              $  8,723,853
                                                                                      ============              ============

The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           3 Months Ended November 30,   9 Months Ended November 30,
                                                              2004            2003           2004          2003
                                                           (Restated)      (Restated)     (Restated)    (Restated)
                                                          ------------    -----------    -----------    ------------
Revenues:
     Oil and gas                                           $   328,584    $   223,265    $   923,815    $   732,904
     Gravel                                                      7,908         87,310         47,616        192,468
                                                          ------------    -----------    -----------    -----------
          Total revenues                                       336,492        310,575        971,431        925,372
                                                          ------------    -----------    -----------    -----------

Operating expenses:
     Oil and gas                                               236,212        191,165        652,699        633,810
     Coal and gravel                                            17,830         43,770         67,038         75,798
     Real estate development                                       989          3,330          1,109          9,482
     General and administrative                                110,892        110,587        706,178        375,717
                                                          ------------    -----------    -----------    -----------
          Total operating expenses                             365,923        348,852      1,427,024      1,094,807
                                                          ------------    -----------    -----------    -----------

             Loss from operations                              (29,431)       (38,277)      (455,593)      (169,435)

Interest and other, net                                         11,831         28,213         31,556         25,717
                                                          ------------    -----------    -----------    -----------

          Loss before income taxes and cumulative
               effect of accounting change                     (17,600)       (10,064)      (424,037)      (143,718)

Income tax benefit                                              (6,507)        (3,721)      (156,766)       (53,133)
                                                          ------------    -----------    -----------    -----------

               Net loss before cumulative effect of
                  accounting change                            (11,093)        (6,343)      (267,271)       (90,585)

               Cumulative effect of accounting change,
                  net of income tax benefit                          -              -              -       (161,793)

                                                          ------------    -----------    -----------    -----------
               Net loss                                    $   (11,093)   $    (6,343)   $  (267,271)   $  (252,378)
                                                          ============    ===========    ===========    ===========

Basic and diluted loss per common share:
               Net loss before cumulative effect of
                 accounting change                        ($      0.00)  ($      0.00)  ($      0.06)  ($      0.02)
               Cumulative effect of accounting change,
                  net of income tax benefit                          -              -              -   ($      0.04)

                                                          ------------    -----------    -----------    -----------
               Net loss                                   ($      0.00)  ($      0.00)  ($      0.06)  ($      0.06)
                                                          ============    ===========    ===========    ===========

Weighted average shares outstanding                          4,287,800      4,319,338      4,293,805      4,341,039
                                                          ============    ===========    ===========    ===========

                              OAKRIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For 9 Months Ended    For 9 Months Ended
                                                                  November 30, 2004    November 30, 2003
                                                                      (Restated)           (Restated)
                                                                 ------------------    ------------------
Cash flows from operating activities:
   Net loss                                                         $   (267,271)        $   (252,378)
   Adjustments to reconcile net loss to net cash
      used in  operating activities:
         Cumulative effect of accounting change,
           net of income tax benefit                                           -              161,793
         Depletion and depreciation                                      137,129              155,855
         Accretion of discount on asset retirement obligations            20,391               20,645
         Loss on sales of property and equipment                               -               18,364
         Deferred federal income taxes                                  (170,102)             (68,572)
         Net changes in assets and liabilities:
            Trade accounts receivable                                    (22,711)             145,169
            Prepaid expenses and other current assets                     11,095               12,944
            Accounts payable                                             (17,826)             (38,502)
            Accrued expenses                                              14,176               (9,813)
            Reclamation costs                                               (838)            (252,146)
                                                                    ------------         ------------
               Net cash used in operating activities                    (295,957)            (106,641)
                                                                    ------------         ------------

Cash flows from investing activities:
   Additions to oil and gas properties                                  (126,158)             (47,433)
   Additions to real estate held for development                         (33,288)             (73,051)
   Additions to other property and equipment                             (28,090)                   -
   Proceeds from sale of oil and gas properties                                -                  237
   Proceeds from sale of other property and equipment                          -               25,000
                                                                    ------------         ------------
               Net cash used in investing activities                    (187,536)             (95,247)
                                                                    ------------         ------------

Cash flows from financing activities:
   Purchases of treasury stock                                          (103,665)            (244,884)
                                                                    ------------         ------------
               Net cash used in financing activities                    (103,665)            (244,884)
                                                                    ------------         ------------

Net decrease in cash and cash equivalents                               (587,158)            (446,772)

Cash and cash equivalents at beginning of period                       2,853,798            3,375,427
                                                                    ------------         ------------

Cash and cash equivalents at end of period                          $  2,266,640         $  2,928,655
                                                                    ============         ============

Supplemental disclosures of cash flow information:
  Interest paid                                                                -                    -
  Taxes paid                                                        $     16,822         $     19,790

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

      Information regarding operations and assets by segment is as follows:

                                            For the Three       For the Three        For the Nine       For the Nine
                                             Months Ended        Months Ended        Months Ended       Months Ended
                                          November 30, 2004   November 30, 2003   November 30, 2004   November 30, 2003
                                          -----------------   -----------------   -----------------   -----------------
  Business segment revenue:
      Oil and gas                          $      328,584       $      223,265     $      923,815       $      732,904
      Gravel                                        7,908               87,310             47,616              192,468
                                           --------------       --------------     --------------       --------------
                                           $      336,492       $      310,575     $      971,431       $      925,372
                                           --------------       --------------     --------------       --------------

  Business segment profit (loss):
      Oil and gas                          $       92,372       $       32,100     $      271,116       $       99,094
      Coal and gravel                              (9,922)              43,540            (19,422)             116,670
      Real estate development                        (989)              (3,330)            (1,109)              (9,482)
      General corporate                          (110,892)            (110,587)          (706,178)            (375,717)
                                           --------------       --------------     --------------       --------------
  Loss from operations                            (29,431)             (38,277)          (455,593)            (169,435)
  Interest and other, net                          11,831               28,213             31,556               25,717
                                           --------------       --------------     --------------       --------------

  Loss before income taxes and
cumulative effect of accounting change     $      (17,600)      $      (10,064)    $     (424,037)      $     (143,718)
                                           ==============       ==============     ==============       ==============

                                                                                         As of              As of
                                                                                  November 30, 2004   February 29, 2004
                                                                                  -----------------   -----------------
Total assets:
    Oil and gas                                                                    $    4,346,189       $    4,495,572
    Coal and gravel                                                                       260,488              265,859
    Real estate development                                                             3,019,946            2,986,658
    General corporate                                                                     972,884              975,764
                                                                                   --------------       --------------
                                                                                   $    8,599,507        $   8,723,853
                                                                                   --------------       --------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

            The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

            The Company had a net loss of $11,093 ($.00 per share) in the three months ended November 30, 2004 compared to a net loss of $6,343 ($.00 per share) in the three months ended November 30, 2003. In the nine-month 2004 period, the Company had a net loss of $267,271 ($.06 per share) compared to a net loss of $252,378 ($.06 per share) in the 2003 nine-month period after a cumulative effect of accounting change, net of income tax benefit of $161,793. The Company had increased oil and gas revenues in both 2004 periods but reduced gravel revenues and interest and other net, revenues adversely affected the three-month results. In the nine-month 2004 period, a $315,000 bonus paid to the Company's Chief Executive Officer in April 2004 for her extraordinary services over a number of years with respect to the Company's proposed Colorado real estate development project along with reduced gravel revenues were the principal reasons for the greater loss.

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

                            THREE MONTHS      THREE MONTHS
                               ENDED              ENDED         PERCENTAGE
                         NOVEMBER 30, 2004  NOVEMBER 30, 2003   DIFFERENCE
                         -----------------  -----------------   ----------
Oil:
Revenues                     $  270,036         $ 172,210       +    56.8%
Volume (Bbls.)                    5,604             5,874       -     4.6
Average Price
  (per Bbl.)                 $    48.19         $   29.32       +    64.4

                            THREE MONTHS      THREE MONTHS
                               ENDED              ENDED         PERCENTAGE
                         NOVEMBER 30, 2004  NOVEMBER 30, 2003   DIFFERENCE
                         -----------------  -----------------   ----------
Gas:
Revenues                     $   46,060         $   38,786      +    18.8%
Volume (MCF)                      7,860              8,753      -    10.2
Average Price
 (per MCF)                   $     5.86         $     4.43      +    32.2

                            NINE MONTHS        NINE MONTHS
                               ENDED              ENDED         PERCENTAGE
                         NOVEMBER 30, 2004  NOVEMBER 30, 2003   DIFFERENCE
                         -----------------  -----------------   ----------
Oil:
Revenues                     $  760,232         $  564,541      +    34.7%
Volume (Bbls.)                   18,195             19,215      -     5.3
Average Price
  (per Bbl.)                 $    41.78         $    29.38      +    42.2

Gas:
Revenues                     $  129,249         $  134,683      -     4.0%
Volume (MCF)                     21,966             24,720      -    11.1
Average Price
 (per MCF)                   $     5.88         $     5.45      +     8.0

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

            The expenses of the Company's oil and gas operations increased approximately $45,000 (23.6%) and $18,900 (3.0%) in the three and nine months ended November 30, 2004 due to higher lease operating expense and production and ad valorem taxes. Lease operating expense rose approximately $36,700 (32.1%) in the three months ended November 30, 2004 and $18,800 (4.8%) in the nine-month 2004 period primarily due to the significant level of workovers the Company performed on multiple leases in the North Texas area. Lease operating expense in the North Texas area alone increased approximately $29,400 in the three months ended November 30, 2004 and approximately $36,800 in the nine-month period. Workover expense incurred on the Hunt #1 well in Panola County, Texas also affected the 2004 nine-month period lease operating expense. Production taxes increased approximately $4,400 (39.4%) in the 2004 three-month period and $3,900 (10.8%) in the nine-month period due to the Company's increased oil and gas revenues. Ad valorem taxes increased approximately $3,000 in each of the 2004 periods to adjust for the difference between the actual tax statements received for calendar 2004 and the accruals in prior periods based on calendar 2003 payments. Depletion and depreciation expense was approximately the same in the 2004 three-month period as compared to 2003 but declined approximately $6,300 (5.3%) in the 2004 nine-month period. Such decline was primarily attributable to the Madison County, Texas property and was due to lower production volumes than in the 2003 period and a lower depletable balance for the property at the fiscal 2004 year end as compared to the prior year. The Company did not incur any exploration expense, dry hole expense or leasehold abandonment charges during any of the 2004 or 2003 periods, and field payroll and engineering expense were at the same levels in all 2004 and 2003 periods.

            The expenses of the Company's coal and gravel operations decreased approximately $25,900 (59.3%) in the three months ended November 30, 2004 and $8,800 (11.6%) in the nine months ended November 30, 2004 compared to the 2003 periods primarily as a result of the absence (or significantly reduced) legal expense, lower permitting expense in the three-month period and reduced depletion expense resulting from the lower level of gravel sales in both periods, partially offset in both periods by higher ad valorem taxes. Real estate development expenses declined approximately $2,300 (70.3%) and $8,400 (88.3%) in the three and nine-month 2004 periods due to the absence of any legal or depreciation expense. In the 2003 periods, the Company incurred legal expense in connection with obtaining the Area Plan approval for its proposed "Oakridge at Durango" project and depreciation expense for a trailer used in the Company's operations, which was sold during the 2003 nine-month period. The Company incurred virtually no expense (as opposed to capitalized costs) in the 2004 periods after the Company made the decision during the three months ended May 31, 2004 to attempt to sell its proposed real estate development.

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

                                             OAKRIDGE ENERGY, INC.
                                                 (Registrant)

DATE: May 31, 2005               By /s/ Sandra Pautsky
                                    ------------------
                                 Sandra Pautsky, President and Principal
                                 Executive Officer

                                 By /s/ Carol J. Cooper
                                    -------------------
                                 Carol J. Cooper, Principal Financial Officer

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