Form 10KSB
period 2005-02-28
OAKRIDGE ENERGY INC
filed 2005-06-01
CIK 216748

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB
(Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                          Commission file number 0-8532

                              OAKRIDGE ENERGY, INC.
                 (Name of small business issuer in its charter)

                   Utah                                         87-0287176
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)

       4613 Jacksboro Highway
        Wichita Falls, Texas                                       76302
(Address of principal executive offices)                         (Zip Code)


                    Issuer's telephone number: (940) 322-4772

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.04 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,278,350

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

                          4,284,867 as of May 24, 2005

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                TABLE OF CONTENTS


                                                                                                                                PAGE
PART I...........................................................................................................                  1

      ITEM 1.     DESCRIPTION OF BUSINESS.........................................................................                 1

           Oil and Gas Operations................................................................................                  1

           Gravel Operations.....................................................................................                  2

           Carbon Junction Coal Mine.............................................................................                  3

           Real Estate Held for Development or Sale..............................................................                  3

           Competition and Markets...............................................................................                  5

           Regulation............................................................................................                  6

           Environmental and Health Controls.....................................................................                  6

           Operating Hazards and Uninsured Risks.................................................................                  7

           Employees.............................................................................................                  7

      ITEM 2.     DESCRIPTION OF PROPERTY.........................................................................                 7

           Oil and Gas Properties................................................................................                  7

                Reserves.........................................................................................                  7

                Production.......................................................................................                  7

                Lifting Costs and Average Sales Prices...........................................................                  8

                Sales Contracts and Major Customers..............................................................                  8

                Developed Acreage and Productive Wells...........................................................                  8

                Undeveloped Acreage..............................................................................                  9

                Drilling Activity................................................................................                  9

                      Coal and Gravel Properties.................................................................                  9

                      Real Estate...............................................................................                  10

                      Office Building...........................................................................                  10

      ITEM 3.     LEGAL PROCEEDINGS..............................................................................                 10

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................                 10


PART II..........................................................................................................                 10

      ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................                 10

      ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................                 11

           Results of Operations................................................................................                  11

           Financial Condition and Liquidity....................................................................                  14

           Critical Accounting Policies and Estimates...........................................................                  14

           Forward-Looking Statements...........................................................................                  16

      ITEM 7.     FINANCIAL STATEMENTS...........................................................................                 17

                                                                                                                                PAGE
      ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........                 39

      ITEM 8A.    CONTROLS AND PROCEDURES........................................................................                 39

      ITEM 8B.    OTHER INFORMATION..............................................................................                 39

PART III........................................................................................................                  39

      ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
                  16(a) OF THE EXCHANGE ACT.....................................................................                  39

           Directors and Executive Officers.....................................................................                  39

           Section 16(a) Beneficial Ownership Reporting Compliance..............................................                  40

           Audit Committee......................................................................................                  40

           Audit Committee Financial Expert.....................................................................                  40

           Nomination Procedures................................................................................                  40

           Code of Ethics.......................................................................................                  40

      ITEM 10.    EXECUTIVE COMPENSATION.........................................................................                 41

      ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                  RELATED STOCKHOLDER MATTERS....................................................................                 41

      ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................                 42

      ITEM 13.    EXHIBITS.......................................................................................                 43

      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................                 43

           Audit Fees...........................................................................................                  43

           Audit-Related Fees...................................................................................                  43

           Tax Fees.............................................................................................                  43

           All Other Fees.......................................................................................                  43

           Pre-Approval Policies and Procedures.................................................................                  44

SIGNATURES......................................................................................................                  45

EXHIBITS........................................................................................................                  46

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

                  The Company has restricted its oil and gas exploration activities in recent fiscal years as it has conserved its limited resources for utilization on a secondary recovery waterflood project on its principal oil and gas producing property in Madison County, Texas and its proposed real estate development project adjacent to Durango, Colorado. In fiscal 2005, the Company continued to participate in the tightly controlled implementation of the waterflood project started in the last quarter of fiscal 2003. See "Oil and Gas Operations" and "Real Estate Held for Development or Sale" below and "Item 6. - Management's Discussion and Analysis or Plan of Operation."

                  In 2004, a dispute developed with Oldcastle SW Group, Inc. dba Four Corners Materials ("Four Corners Materials"), which was conducting mining operations on the Company's Colorado gravel property and performing coal mine reclamation work on the Company's behalf, that caused the Company to take back the responsibility for a portion of the coal reclamation work. This required the Company to establish a reserve for related costs in both fiscal 2004 and 2005. See "Gravel Operations" and "Carbon Junction Coal Mine" below and "Item 6. - Management's Discussion and Analysis or Plan of Operation."

                  During mid 2004, Sandra Pautsky, the Company's Chief Executive Officer and principal shareholder, received treatment for cancer that was diagnosed in late 2003. Ms. Pautsky has responded well to treatment and has resumed normal activities, although additional treatment will be necessary in the future. Ms. Pautsky has been the principal force pushing the Company's proposed real estate development project. Concerns regarding her health, the project size, the significant financial requirement by the Company, the number of years to complete, coupled with the risk involved to the Company in committing so much of its limited financial resources to one project caused the Company to decide after the end of fiscal 2004 to attempt to sell its land in fiscal 2005. The sale of the real property was not consummated in fiscal 2005 and the Company is continuing its efforts to sell the property. See "Real Estate Held for Development or Sale - Decision to Sell Property" below and "Item 6. - Management's Discussion and Analysis or Plan of Operation."

Oil and Gas Operations

                  For more than the last three fiscal years, the Company's oil and gas operations were primarily conducted in Madison, Freestone, Red River, Panola, Gregg and Smith Counties of East Texas and in various areas of North Texas.

                  Due to its decision to conserve its funds for expenditure on other projects, the Company did not participate in the drilling of any exploratory or development wells in the fiscal year ended February 28, 2005. In previous periods, Sandra Pautsky, the Company's President, and Danny Croker, the Company's Vice President, have selected the exploration and development prospects in which the Company has participated. For some time, it has been the Company's practice to purchase interests of varying size in exploration prospects originated by others (i.e., independent geologists or other independent oil and gas companies). In most cases, the originator of the prospect has already assembled the oil and gas leases and performed most, if not all, of the necessary geological and/or geophysical work before the interests in the prospects are offered for sale to the Company. Under such circumstances, the Company typically pays a percentage of the initial prospect costs greater than the percentage of ownership interest in the prospect which the Company acquires.

                  The Company's principal producing oil and gas property for the past eight fiscal years has been its 25% interest in the BSR (Sub-Clarksville) Field in Madison County, Texas (the "Madison County, Texas property").

In fiscal 2005, the Madison County, Texas property was responsible for approximately 62% of the Company's total oil and gas revenues. The property consists of 26 wells with proven developed producing reserves and three water injection wells. The property is fully developed for its primary oil and gas reserves. As production declined, plans were made by the operator of the property, the Company and the other working interest owners to install a secondary recovery project on the property. The Company's independent petroleum engineers have estimated that 555,221 barrels of proven undeveloped secondary oil reserves are recoverable to the Company's interest in the property by waterflooding the reservoir. In fiscal 2003, final royalty owner and Texas Railroad Commission approvals of the project were obtained, the property was unitized and the project commenced effective as of December 1, 2002. Produced water from the property has been injected back into the reservoir since 1999 through a dry hole drilled on the property in the last stage of its development. A third well on the property has now been converted into a water injection well. The total flood life is expected to be approximately 16 years, and the project may ultimately require converting a total of 10 producing wells to water injection wells and converting two producing wells to water supply wells. The Company's investment cost for the project is estimated to be approximately $300,000, which includes its share of the cost for a proposed water plant and water distribution system and the conversion costs mentioned above. See "Item 6.
- Management's Discussion and Analysis or Plan of Operation - Results of Operations."

Gravel Operations

                  The Company's gravel property is located on approximately 45 acres of the 1,965 acres of land owned by the Company in fee in La Plata County, Colorado. For some time, Four Corners Materials mined sand, gravel and rock products from the gravel permit area pursuant to a gravel contract and surface lease with the Company. The original permit area covered 33 acres, but, with the Company's consent, Four Corners Materials added an adjacent 11.9 acres (9.9 acres in one transaction, 2.0 in another) of the Company's land to the permit area in fiscal 2002 to give Four Corners Materials additional gravel reserves to mine. Four Corners Materials' original contract and lease expired on January 1, 2002 and it had been operating since that time under the terms of an oral extension of such contract and lease made between the Company's and Four Corners Materials' managements which was not fully implemented until the fourth quarter of fiscal 2003.

                  In consideration of the Company's inclusion of the additional acreage under the contract and lease and the term extension, Four Corners Materials, effective as of July 1, 2001, increased the royalty paid to the Company with respect to tonnage mined from the additional 11.9 acres and paid a road usage fee to the Company based on the tonnage mined. It also agreed to perform, at the Company's expense on a "cost plus" basis, the required land reclamation work on the Company's coal mine permit area located on other portions of the property. However, a dispute developed in fiscal 2004 between the Company and Four Corners Materials, which at the time was conducting gravel mining operations on the Company's Colorado property. As a result of such dispute, Four Corners Materials is no longer mining the property and the only gravel sales made during fiscal 2005 were from stockpiles of gravel accumulated prior to the cessation of mining. The Company received only road usage fees and a small amount of income from gravel sales during fiscal 2005. The Company would consider leasing the property again for gravel operations but has no intention of conducting gravel mining operations itself on the property.

                  Approximately two days after informing Four Corners Materials that it had violated its contractual obligation to the Company and that Four Corners Materials was to cease operations and vacate the property, the Company had a fly-over of the property completed for an aerial record to determine Four Corners Materials' mining operations status, gravel mine reclamation liability, remaining obligations with respect to the Company's coal mine reclamation project, and stockpile volumes. The State of Colorado Division of Mining and Geology (the "DMG") conducts monthly inspections of both the gravel mine and coal mine to monitor activities and performance of reclamation responsibilities. The DMG also periodically conducts aerial inspections to record observations. The Company believes the most recent DMG aerial inspection was conducted on May 4, 2005.

                  Four Corners Materials is now reclaiming its mining operation on the property. Four Corners Materials has recently unilaterally amended its gravel permit to include again approximately 17 acres that were formerly included in the Company's coal permit. The Company is awaiting completion of Four Corners Materials' reclamation activities, gravel sales, and financial obligations to the Company before it makes a final determination regarding taking further action to enforce Four Corners Materials' obligations to the Company.

                  On June 2, 2005, representatives of the DMG, Four Corners Materials and the Company are scheduled to meet at the mining site to determine Four Corners Materials' and the Company's remaining reclamation obligations and to arrange implementation by each as is needed to conclude both Four Corners Materials' and the Company's reclamation of the property. See "Carbon Junction Coal Mine," below and "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

Carbon Junction Coal Mine

                  The Company owns the Carbon Junction coal mine which is also located on its 1,965 acres of land in La Plata County, Colorado. The mine permit currently covers 190 acres of the property. Although the Company abandoned any further attempts to mine the coal deposits in fiscal 2000, Four Corners Materials had been performing the required work at the Company's expense to reclaim the land affected by the Company's prior surface mining operations. Four Corners Materials' engineering staff had initially estimated that the reclamation work could be completed for $413,000 and the Company had previously recorded a reserve in that amount for costs associated with the reclamation of the Carbon Junction mine and surrounding property. The Company's mine permit was renewed in July 2003 for an additional five-year term so that the reclamation work could be completed. As of February 28, 2005, such reclamation reserve had been reduced to approximately $157,000 as a result of work performed by Four Corners Materials and the Company.

                  As a result of the Company's dispute with Four Corners Materials, the Company took back from Four Corners Materials the responsibility to the DMG to perform the coal mine reclamation work. After such assumption of responsibility, a study subsequently performed at the Company's request by the Company's mining consultant estimated that the Company's previous reserve should be increased by $100,000 to cover fully the remaining reclamation, and the Company made such increase as of the end of fiscal year 2004, thereby bringing the total reserve at February 29, 2004 to approximately $152,000.

                  Four Corners Materials has recently unilaterally amended its gravel permit to include again approximately 17 acres that were formerly included in the Company's coal permit. This action should allow the Company to amend its coal permit to delete that acreage together with the additional acreage that has been reclaimed to date and to obtain the release of a substantial portion of the Company's $817,000 coal reclamation performance bond posted with the State of Colorado. As stated in "Gravel Operations" above, the Company has scheduled to meet with the DMG and Four Corners Materials on June 2, 2005 to determine actions required to conclude reclamation of the property. The full release of the Company's reclamation performance bond is subject to the DMG's confirmation that environmental responses, ground cover, vegetative habitat and re-growth have stabilized. See "Item 6. - Management's Discussion and Analysis or Plan of Operation."

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

                  Background and Plan Approval Process: In September 2000, the Company filed an annexation application and Conceptual Plan with the City of Durango, Colorado for 1,100 acres of the property. The Company became aware that, prior to any action by the City regarding annexation, a plan had to be developed and approved by the City for the area in which the Company's property is located (an "Area Plan"). An Area Plan evaluates land uses within a specific area to determine whether the uses will be compatible with each other. Properties adjacent and nearby that may be impacted by the landowner requesting annexation are studied. Impacts to resources of minerals, coal, oil and gas, as well as wildlife, archeological, geologic and environmental hazards, traffic, public facilities and infrastructure are reviewed. Public hearings on the Area Plan provide a forum for neighborhood discussion and comment. Public meetings were held in 2001, 2002, and 2003. The ideas, issues and concerns of the property owners, the Durango community, and City staff were used to prepare the Area Plan. The plan provides guidance for decisions in developing lands within the Area Plan consistent with the community's larger vision for Durango.

                   Significant issues that arose during the approval process were public access across and through the mesa, the City's desire for greater density, and the Company's desire to develop a portion of its land at a lower density.

                  The sole current access onto the Company's lands is located on the western end of the property and serves incoming and outgoing traffic that in the past has included gravel trucks. The City required that the Company's property be served by two or more access roads. The City's 1997 US Highway 160/550 Area Plan included a bypass from Highway 160/550 across the Company's property connecting U.S. Highway 550 to Horse Gulch/Goeglein Road to the east. The Company advised the City that it could not support a bypass through the Company's property. The issue ultimately was resolved by the Company's agreement to accept the minor arterial roadway concept and the City's agreement to shift the location of the roadway to the perimeter of the property so that the roadway would not cross the planned golf course. Additional access may be required in accordance with the Area Plan during the annexation process. However, no paved secondary access road serving the mesa is required until a traffic study determines the average daily traffic volume to and from the area will exceed 5,000 vehicle trips per day.

                  With respect to the density of housing units, as issues arose during the Area Plan process, the Company proposed to build fewer residential units than the City desired. The Company's Oakridge at Durango property has been identified by the community as a very desirable location for growth. The approved Area Plan supports the construction of anywhere from approximately 1,500 to 3,000 residential units.

                  Plan concept: Conceptual Plans are conceptual in nature and subject to change. The guidelines within the Area Plan reflect the principles found in traditional neighborhood developments. The Company's mixed use development concept, tentatively called "Oakridge at Durango," is a neighborhood design where residential villages would be within convenient walking or biking distance to nearby neighborhood squares offering life's daily essentials. Each square would include a small neighborhood business district intended as a transitional area of light business uses between residential areas and other features where shopping, services or office spaces would be provided to the nearby neighborhoods. The center of each square would include a small community park and plaza for resting, playing or eating. Houses of worship and day care would be conveniently sited. Residential densities would shift from high-density in the center of the village to medium or less density as the golf course or rims of the mesa are approached. The Area Plan adopted by the City of Durango incorporates areas of open space and preserves hillsides, gulches and other natural features of the terrain, while allowing residential, commercial and resort development opportunities around the proposed golf course and other recreational properties. A substantial business park is envisioned to attract corporate home offices and local businesses to the area.

                  The mountainous acres of the property that extend northeast would remain unannexed into the Durango city limits for possible development into 35-acre lots in the future.

                  Approval of Area Plan: The Plan was adopted by the City of Durango Planning Commission in December 2003 and by the City Council in January 2004. The Company's management believes that the approval of a final Area Plan constitutes a major step forward for the Company in its efforts to develop its property.

                  Annexation: The next step in the process will be for the City of Durango, when requested by the Company or any new owner (see "Decision to Sell Property," below), to approve the Company's annexation application. Once an Area Plan has been adopted, then an annexation impact report is required to address the physical analysis of the annexation issue. The applicant will submit to the City of Durango an annexation application, a Master Plan for infrastructure, and a plan for its initial phase of development. The City Planners will review, hold public hearings, and then prepare a recommendation to the City Council to approve, approve with conditions or deny the annexation application and plan for development. At this stage, the Company is unable to estimate the timetable for all of the foregoing to occur.

                  Decision to Sell Property: After obtaining approval of the Area Plan, the Company concluded, during the first quarter of fiscal 2005, that it would be prudent for it to attempt to sell the property as a whole rather than developing the property. The Company's decision was based on several principal factors, one being the recent developments with respect to the health of Sandra Pautsky, its Chief Executive Officer and principal shareholder, who has been the moving force pushing the development of the property since the death of her father, Noel Pautsky, in 1998. In fiscal 2004, Ms. Pautsky was diagnosed with a life-threatening form of cancer. In mid-2004 Ms. Pautsky received specialized treatment for her disease. She responded well and has resumed normal activities. Additional treatment will be necessary in the future. Concerns regarding her health, the size of the proposed development, the significant financial requirement by the Company, the number of years to complete, coupled with the risk involved to the Company in committing so much of its limited financial resources to one project caused the Company to decide after the end of fiscal 2004 to attempt to sell its land in fiscal 2005. The Company's officers, other than Ms. Pautsky, have not been actively involved with respect to the Colorado land; however, in the event that the Company should not sell the property, the Company anticipates that Chi Chi Ray, Ms. Pautsky's daughter, a long-term employee of the Company, would assume primary responsibility for the Company's Durango development activities. Ms. Ray has been actively involved historically and to date with the Company's actions in Colorado.

                  During the period that the Company sought approval of an Area Plan that would support its proposed development, the Company has been approached by a number of parties, both locally based in Durango and located elsewhere, who were interested in purchasing all or part of the property or joint venturing in some respect with the Company in its development. Although the Company consistently listened to such parties, it did not actively encourage such parties or pursue any particular transaction with any of them. The Company, after obtaining approval of the Area Plan in which the development will be located, has been recontacted by interested parties to determine if a sale transaction can be negotiated and consummated. Additional inquiries have also been received by the Company. In order to consummate a sale transaction, the Company may elect to employ consultants, brokers or other advisors to assist in the Company's sale efforts. The Company hopes to be able to complete a sale transaction in the remainder of fiscal 2006, but if it is unable to do so, it reserves the right to proceed again with the development of the property, should circumstances change. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Financial Condition and Liquidity."

Competition and Markets

                  Competitive Conditions: Two other Durango area developments are of significant size and could compete with Oakridge at Durango. Three Springs is a large project that is being developed a few miles east of Oakridge at Durango on the eastern edge of the City. A new hospital is proposed to be included on this project. Edgemont Ranch is another development located nearby Durango. Edgemont Ranch is situated to the northeast of the City and when complete is expected to include approximately 1,000 homes on 1,400 acres. Because of the size and the proximity of these projects to the Company's development property, they may compete with Oakridge at Durango.

                  Competition: A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company. Competition for desirable leases and suitable prospects for oil and gas drilling operations is intense, and in the past the Company has experienced significant competition in obtaining the services of drilling contractors and in purchasing tubular goods and other materials necessary to drill and complete wells. In fiscal 2004 and 2005, the Company did not experience any difficulty in obtaining services and materials because of its lack of exploration and development activities.

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

                  Oil and gas prices have been on a generally upward trend since the first quarter of fiscal 2003 and such prices had a materially positive effect on the Company's revenues in fiscal 2005 and on the amount and present value of the Company's estimated proven oil and gas reserves at year end. In fiscal 2005, the Company's average oil price received increased $12.32 per barrel (approximately 40.8%) from that received in fiscal 2004. The Company's average gas price received for fiscal 2005 finished the year higher than in fiscal 2004 (an increase of $0.56 per MCF, or approximately 10.4%); however, the effect of changes in gas prices on the Company's revenues and proven reserves is not as great as changes in oil prices due to the Company's significant weighting in favor of oil production.

                  While certain of the Company's gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 28, 2005. See "Item 6. - Management's Discussion and Analysis or Plan of Operation - Results of Operations."

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

Employees

                  As of April 30, 2005, the Company had six full-time employees. Four of the employees were located at the Company's executive offices and two were field employees located in North Texas. The Company considers its relations with its employees to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

                  Oil and Gas Properties.

Reserves

                   Reference is made to "Supplemental Oil and Gas Data (Unaudited)" included as supplemental information to the Financial Statements for additional information concerning: (i) certain cost and revenue information pertaining to the Company's oil and gas producing activities; (ii) estimates of the Company's oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company's oil and gas reserves and the changes in such standardized measure. The engineering report with respect to the Company's proved oil and gas reserves as of February 28, 2005 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas ("Stephens Engineering"). At such date, all of the Company's oil and gas reserves were located in the United States and in the States of Texas, Mississippi, Colorado and Oklahoma.

                  No reserve reports pertaining to the Company's proved net oil or gas reserves were filed with any Federal governmental authority or agency during the fiscal year ended February 28, 2005, and no major discovery is believed to have caused a significant change in the Company's estimates of proved reserves since that date.

                  The following table reflects Stephens Engineering's estimate of those quantities of oil and gas as of February 28, 2005 which can be produced from the Company's proved developed reserves during the fiscal year ending February 28, 2006, using equipment installed and under economic and operating conditions existing at February 28, 2005:

                  Oil (Bbls.)................        20,164
                  Gas (MCF)..................        27,030

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

Production

                  The following table shows for each of the three fiscal years ended February 28, 2005 the total production attributable to the Company's oil and gas interests:

     FISCAL YEAR ENDED                        OIL                        GAS
       FEBRUARY 28/29                       (BBLS.)                     (MCF)
----------------------------              ----------                  ----------
2005 .......................                  23,852                      41,289
2004 .......................                  25,382                      36,879
2003 .......................                  28,015                      45,720

Lifting Costs and Average Sales Prices

                  The Company's production (lifting) costs and average sales prices received during each of the three fiscal years ended February 28, 2005 were as shown in the following table:

                                           FISCAL YEAR
                                      ENDED FEBRUARY 28,/29,
                                 -------------------------------
                                   2005       2004       2003
                                 ---------  ---------  ---------
Lifting Costs

Per Equivalent Unit (Bbls.) ...  $   20.36  $   17.70  $   15.48

Average Sales Prices

Oil (per Bbl.) ................      42.54      30.22      27.08
Gas (per MCF) .................       5.95       5.39       3.47

Sales Contracts and Major Customers

                  The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company's producing properties are located. During the fiscal year ended February 28, 2005, approximately 68% of the Company's oil sales were made to Teppco Crude Oil, L.P. ("Teppco") and approximately 25% were made to Sunoco, Inc. During fiscal 2005, approximately 66% of the Company's gas sales were made under short-term contracts to Orion Pipeline, L.L.C. ("Orion") and approximately 14% were made to Red Cedar Gathering Company.

                  Substantially all of the Company's oil sales to Teppco and its gas sales to Orion were from the Company's Madison County, Texas property.

                  In the opinion of management, the termination of any of the Company's sales contracts would not adversely affect the Company's ability to sell its oil and gas production at comparable prices.

Developed Acreage and Productive Wells

                  As of February 28, 2005, the Company owned working and overriding royalty interests in 8,999 gross (2,529 net) acres of developed oil and gas leases and 68 gross (21.34 net) productive oil and gas wells.

                  The following table summarizes the Company's developed acreage and productive wells as of February 28, 2005:

                              Developed Acreage(1)                  Productive Wells(1)(3)
                      -----------------------------------      ----------------------------------
                          Gross(2)              Net(2)            Gross(2)              Net(2)
                      ---------------     ---------------      --------------        ------------
                       Oil       Gas        Oil       Gas       Oil       Gas          Oil    Gas
Texas:
    Madison Co......  4,515        --     1,129        --        26        --         6.50     --
    All Other Cos...  2,248     1,914     1,219       177        26        13        12.47   2.31
Mississippi.........     40        --        --        --         1        --         0.01     --
Colorado............     --       242        --         4        --         1           --   0.02
Oklahoma............     40        --         1        --         1        --         0.03     --
                      -----     -----     -----      ----      ----       ---        -----   ----
    Total...........  6,843     2,156     2,349       181        54        14        19.01   2.33
                      =====     =====     =====      ====      ====       ===        =====   ====

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

(3) Includes 14 gross (3.19 net) shut-in wells; excludes 7 gross (3.05 net) water injection wells.

Undeveloped Acreage

                  The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 28, 2005:

STATE                                                   GROSS ACRES                NET ACRES
--------------------------------------------            -----------                ----------
Texas.......................................                 11,711                     3,896
Arkansas....................................                  2,428                     1,214
                                                        -----------                ----------
       Total.................................                14,139                     5,110
                                                        ===========                ==========

                  All of the Company's undeveloped leases in the State of Arkansas cover lands located in Miller County. In the absence of drilling activity which establishes commercial reserves sufficient to justify retention, the Company's leases on approximately 67.39% of its net acres will expire in fiscal 2006, 2.26% will expire in fiscal 2007, .49% will expire in fiscal 2008 and .06% will expire in fiscal 2009. The remaining approximate 29.79% of the Company's undeveloped acreage, which includes all of such acreage in the State of Arkansas and a portion of such acreage in Gregg and Montague Counties, Texas, is currently held in force by production. The Company has no ownership interest in the Miller County, Arkansas productive acreage.

Drilling Activity

                  The Company did not participate in drilling any development wells during the three fiscal years ended February 28, 2005, and, as of February 28, 2005, the Company was not in the process of drilling or completing any wells.

                  Coal and Gravel Properties.

                  As of February 28, 2005, the Company held 1,825 (456 net) acres of coal leases covering lands in La Plata County, Colorado. The leases were acquired in October 1990 and have remaining primary terms of approximately 10 years. No annual delay rentals or advance minimum royalties are required.

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

                  Real Estate.

                  The surface of most of the land in La Plata County, Colorado described in "Coal and Gravel Properties" above and adjacent acreage totaling 1,965 acres is held for development or sale by the Company. Approximately 1,400 acres of such land is the subject of a planned mixed use development by the Company. See "Item 1. - Description of Business - Real Estate Held for Development or Sale."

                  Office Building.

                  The Company owns a one-story office building situated at 4613 Jacksboro Highway in Wichita Falls, Texas in which its executive offices are located. The building is located on .519 acres of land and contains 5,117 square feet of space. The building was built in 1974 and is in overall good condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matter was submitted during the fourth quarter of the fiscal year ended February 28, 2005 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The Company's common stock, $.04 par value, is traded in the over-the-counter market. The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 28, 2005 by quarters. Such quotations were furnished to the Company by the National Quotation Bureau, LLC and were supplied by The National Association of Securities Dealers ("NASD") through the NASD OTC Bulletin Board, the NASD's automated system for reporting NON-NASDAQ quotes and the National Quotation Bureau's Pink Sheets. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

PERIOD                                                      HIGH                LOW
------------------------------------                       -------          --------
Fiscal Year Ended February 29, 2004:
     Quarter Ended May 31, 2003                            $  3.90          $   3.40
     Quarter Ended August 31, 2003                            4.40              3.40
     Quarter Ended November 30, 2003                          4.50              4.05
     Quarter Ended February 29, 2004                          4.35              4.20

PERIOD                                                      HIGH                LOW
------------------------------------                       -------          --------
Fiscal Year Ended February 28, 2005:
     Quarter Ended May 31, 2004                            $  5.10          $   4.30
     Quarter Ended August 31, 2004                            6.00              4.50
     Quarter Ended November 30, 2004                          5.25              3.00
     Quarter Ended February 28, 2005                          4.25              3.00

                  As of May 27, 2005, the approximate number of holders of record of the common stock of the Company was 441.

                  The Company did not pay any dividends during the two fiscal years ended February 28, 2005. There are currently no restrictions upon the Company's ability to pay dividends; however, the Company does not anticipate paying any dividends in fiscal 2006. The Company did not make any sales of its equity securities during the three fiscal years ended February 28, 2005.

                  The following table shows all purchases of the Company's shares of common stock made by the Company during each month of the fourth quarter of the Company's fiscal year ended February 28, 2005:

                                    TOTAL NUMBER                AVERAGE PRICE
          PERIOD                OF SHARES PURCHASED             PAID PER SHARE
----------------------------    -------------------             --------------
December 1, 2004                           -                      $      -
       through
December 31, 2004
January 1, 2005
       through
January 31, 2005                           -                             -
February 1, 2005
       through
February 28, 2005                        500                          4.25
                                -------------------             --------------
    Total                                500                      $   4.25
                                ===================             ==============


                  The Company has no publicly announced plans or programs to purchase its shares of common stock. The one purchase of shares was made in a private transaction directly with the stockholder involved.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7.

Results of Operations

                  The Company had a net loss of $250,390 ($.06 per share) in the fiscal year ended February 28, 2005 compared to a net loss of $266,974 ($.06 per share) in the fiscal year ended February 29, 2004. The slight improvement in the Company's results of operations in fiscal 2005 was due primarily to improved oil and gas revenues accompanied by the lack of a cumulative effect of an accounting change in fiscal 2005.

                  Oil and gas revenues increased approximately $244,590 (24.9%) in the fiscal year ended February 28, 2005 due to increases in the Company's average oil and gas prices received during the year as oil and gas production sales volumes again declined. Fees in the amount of $36,600 received by the Company both in fiscal 2005 and 2004 for serving as operator of most of the Company's North Texas area properties are included in oil and gas revenues.

                  The following table compares the Company's oil and gas revenues and average prices received by the

Company and its sales volumes of oil and gas during fiscal 2005 with those of fiscal 2004:

                                                                PERCENTAGE
                             FISCAL 2005      FISCAL 2004       DIFFERENCE
                           ---------------   --------------     ----------
Oil:

Revenues                   $   1,002,626     $     772,484        +  29.8%
Volume (Bbls.)                    23,569            25,565        -   7.8%
Average Price (per Bbl.)   $       42.54             30.22        +  40.8%

Gas:

Revenues                   $     179,326     $     166,750        +   7.5%
Volume (MCF)                      30,148            30,953        -   2.6%
Average Price (per MCF)    $        5.95     $        5.39        +  10.4%

Non-material amounts of natural gas liquids revenues and sales volumes for both years are excluded from the foregoing table.

                  The Company's oil and gas revenues in fiscal 2005 from the Madison County, Texas property increased $154,039 (26.9%) as the higher average oil and gas prices received for production from the property offset the effect of lower sales volumes. The Madison County, Texas property has been fully developed for its primary oil and gas reserves for some time. The property was unitized in fiscal 2003 and a secondary recovery (waterflood) project on the property was commenced in the last quarter of that year. The secondary recovery project has been implemented in a tightly controlled manner by the operator of the property, which intends to complete the project out of the property's cash flow, if possible, rather than incurring a substantial part of the project's installation expense upfront at one time. During the first quarter of fiscal 2005, a producing well was recompleted into a water supply well on the property. The water supply wells have added approximately 650,000 barrels of makeup water thus far and the producing wells have continued to produce approximately 1,200 to 1,500 barrels of water per day, which are reinjected into the formation. The operator has advised the Company that it does not expect any significant increase in oil production volumes from the property until the void in the producing formation from prior oil and gas production, which is the equivalent of roughly 3,000,000 barrels of oil, has been filled. Any increase in oil production volumes from the property is now not expected to occur until fiscal 2008 at the earliest due to the substantial lag time for the buildup of sufficient water volumes to push the incremental secondary oil reserves to producing wells and the actual production of the incremental reserves. Notwithstanding the Company's continued strong expectations with respect to the waterflood project, it should again be emphasized that there can be no assurance that the secondary recovery project will be successful.

                  The Company's gravel revenues for fiscal 2005 decreased by $156,162 (75.7%). As a result of the Company's dispute with Four Corners Materials which developed during the second quarter of fiscal 2004 and Four Corners Materials' cessation of mining activities in the third quarter of fiscal 2004, the Company received substantially reduced revenues from gravel sales and road usage fees in fiscal 2005. The Company received revenues of $47,616 in the first three quarters of fiscal 2005 from the sale by Four Corners Materials of gravel stockpiled on the property when its mining activities ceased. The Company would lease the property again for gravel operations but has no intention of conducting any operations itself. The Company had no coal revenues in either fiscal 2004 or 2005.

                  The expenses of the Company's oil and gas operations increased $18,079 (2.3%) in the fiscal year ended February 28, 2005 resulting from an increase in lease operating expenses, despite a $50,194 (36.3%) decline in depletion and depreciation expense. The decline in depletion and depreciation expense was attributable to the Madison County, Texas property and was due to lower sales production volumes for the year and a lower per barrel amortization rate and a higher proven oil and gas reserves for the property at the fiscal 2005 year end as compared to the prior year. Depletion expense should continue to reduce for this property as its depletable balance lowers. The Company incurred no exploration costs in fiscal 2005 and only very nominal exploration costs in fiscal 2004. There were no dry hole costs in either fiscal 2004 or 2005 as the Company did not participate in the drilling of any wells in these years. The lease operating portion of overall oil and gas operating expenses increased by $68,279 (10.4%) in fiscal 2005. Such increase was mainly attributable to workovers in Madison County and the North Texas area as well as increased production taxes due to higher revenues.

                  The expenses of the Company's coal and gravel operations decreased by $25,108 (23.5%) in fiscal 2005, primarily as the result of a decrease in legal expenses, property taxes and depletion costs even though the Company did experience an increase in engineering, testing and permitting expenses. The Company's reserve as of the end of fiscal 2005 was $157,000 compared with a reserve of $152,000 as of the end of fiscal 2004. Both the fiscal 2005 and 2004 reserves grew out of instructions given by Four Corners Materials to the DMG in the second quarter of fiscal 2004 to stop processing the bond that was to secure the amendment of the Company's gravel permit intended to allow Four Corners Materials to perform coal mine reclamation work on the Company's behalf. The Company believes that the actions of Four Corners Materials breached the terms of its oral contract with the Company as well as the Company's conditional right of entry grant and the gravel permit amendment and notified Four Corners Materials to such effect at the time, but such actions by Four Corners Materials nevertheless caused the Company to have to take back the responsibility for the remaining coal mine reclamation work that had been shifted to Four Corners Materials. While coal and gravel operating expenses decreased from fiscal 2004, they were still adversely impacted by higher testing and permitting expenses and legal expenses resulting from the Four Corners Materials dispute and ad valorem tax expense.

                  Four Corners Materials is now reclaiming its mining operation on the property. Four Corners Materials has recently unilaterally amended its gravel permit to include a portion of the acreage (i.e., the so-called south pit area) that was formerly included in the Company's coal permit. This action should allow the Company to amend its coal permit to delete that acreage. The Company has not yet made any determination as to whether Four Corners Materials' recent action will affect the reduction of the amount of its coal reclamation reserve. The Company is awaiting completion of Four Corners Materials' reclamation activities, gravel sales, and financial obligations to the Company before it makes a final determination regarding taking further actions to enforce Four Corners Materials' obligations to the Company.

                  Real estate development expense declined approximately $9,641 (86.1%) in fiscal 2005 primarily due to a decrease in legal expenses due to lessened activity as a result of the decision to attempt to sell the property. General and administrative expenses increased $337,415 (72.1%) in fiscal 2005 resulting from a bonus of $315,000 which the Board of Directors of the Company approved (with Ms. Pautsky abstaining) and the Company paid to Sandra Pautsky, the Company's Chief Executive Officer, in consideration of her extraordinary services over a number of years with respect to the Company's proposed Colorado real estate development project which culminated with the Area Plan approval obtained in January 2004. See "Item 10. - Executive Compensation."

                  Other income increased approximately $22,000 (77.1%) in fiscal 2005 compared to fiscal 2004. Other income consists of two primary components - interest and dividend income and other net income. Other net income consists primarily of the gain or loss on any sale of oil and gas properties, the gain or loss on the sale of other assets and investment income or loss. Investment income or loss is currently entirely attributable to the Company's interest in a limited partnership which operates a small gas pipeline in the East Texas area. The interest and dividend income remained relatively unchanged from fiscal 2004 amounts, with the difference being attributable to the fact that the Company suffered an $18,600 loss on the sale of a trailer used in its real estate operations in fiscal 2004, while the Company suffered no equivalent loss in fiscal 2005. As to the remaining other net income components, the Company's loss relating to its interest in the limited partnership was approximately $3,500 less in fiscal 2005 than in fiscal 2004.

                  The Company's provision for income tax benefit in fiscal 2005 was slightly lower and in fiscal 2004 was slightly higher than would be expected to be the case if such provisions were computed by applying the U.S. Federal corporate tax rate to the pretax loss in each year primarily as the result of a revision of prior year provision estimate.

                  The Company's weighted average shares outstanding decreased approximately 1% in the fiscal year ended February 28, 2005 due to the purchase of approximately 21,100 shares of the Company's stock made by the Company from other shareholders during the year. See "Item 7. - Financial Statements - Note
G. of Notes to Financial Statements."

Financial Condition and Liquidity

                  During fiscal 2005, notwithstanding that the Company did not participate in any exploratory or development drilling for the third straight year and generally tried to restrict its expenditures on operational and investing activities, all aspects of the Company's activities were net users of cash, resulting in a reduction in the Company's cash and cash equivalents at year end of approximately $559,250.

                  The Company's operating activities, which traditionally have been net providers of cash, instead used approximately $252,000 in cash in fiscal 2005 despite the Company's slight increase in oil and gas revenues during the year, primarily as a result of the increase in General and Administrative expenses discussed in "Results of Operations" above.

                  The Company's investing activities used approximately $202,000 in funds (approximately $84,800 more than in fiscal 2004) as the Company made additions to oil and gas properties, real estate held for development and property and equipment with no offsetting sales of these items. The Company's financing activities (entirely purchases of the Company's common stock) used approximately $105,800 in funds in fiscal 2005, down from approximately $253,600 in fiscal 2004 due to decreases in the number of shares purchased and in the Company's stock price during the year. At February 28, 2005, the Company still had no indebtedness and cash, cash equivalents and investment securities available for sale aggregated approximately $2,958,700.

                  Given the Company's decision to attempt to sell, rather than develop, its Colorado real estate in fiscal 2006, which should eliminate the need for any substantial drawdown of the Company's cash reserves or the need to obtain additional debt or equity financing, the Company expects to fund its contemplated oil and gas and coal reclamation operations during fiscal 2006 and any purchases of the Company's stock that it makes from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and any cash flow from its oil and gas properties. The absence of revenues from gravel operations in fiscal 2006 because of the cessation of mining activities will further reduce the available funds, although more than sufficient funds should be available to the Company for operations.

                  The Company's average oil and gas product prices received increased significantly during fiscal 2005. The Company does not anticipate that its average oil and gas prices received in fiscal 2006 will exceed, or perhaps even be equivalent to, those received during fiscal 2005. The Company currently believes that sales production volumes from the Madison County, Texas property might be maintained at prior year levels for the first time in seven years. The Company's fiscal 2006 operations should also benefit from the contemplated release of a significant portion of the Company's $817,000 coal mine reclamation bond to the State of Colorado sometime during the year, but there can be no assurance that this will occur during fiscal 2006.

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

                  Among the factors that could cause actual results to differ materially are crude oil and natural gas price fluctuations, failure to achieve expected production and the timing of receipt of revenues from existing and future exploration and development projects (including, particularly, the secondary recovery project on the Madison County, Texas property), higher than estimated oil and gas and coal reclamation costs and delays with respect to, or failure to obtain, governmental permits and approvals necessary to proceed with real estate development. In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS


                                                            PAGE

Report of Independent Registered Public Accounting Firm      18

Financial Statements:

     Balance Sheets ...................................      19

     Statements of Operations .........................      21

     Statements of Stockholders' Equity ...............      22

     Statements of Cash Flows .........................      23

Notes to Financial Statements .........................      24

Supplemental Oil and Gas Data (Unaudited) .............      36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Oakridge Energy, Inc.

We have audited the accompanying balance sheets of Oakridge Energy, Inc., a Utah corporation, as of February 28, 2005 and February 29, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 28, 2005 and February 29, 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Whitley Penn


Fort Worth, Texas
April 22, 2005

                         OAKRIDGE ENERGY, INC.

                             BALANCE SHEETS



                                                                                           FEBRUARY 28,      FEBRUARY 29,
                                                                                               2005              2004
                                                                                           ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                              $  2,294,548     $  2,853,798
    Trade accounts receivable                                                                   150,459          150,564
    Investment securities available for sale                                                    664,199          436,378
    Prepaid expenses and other                                                                   20,492           20,698
                                                                                           ------------     ------------
Total current assets                                                                          3,129,698        3,461,438

Oil and gas properties, at cost, using the successful
    efforts method of accounting:
    Proved developed properties                                                               7,082,767        6,979,596
    Less accumulated depletion and depreciation                                               6,303,977        6,215,903
                                                                                           ------------     ------------
                                                                                                778,790          763,693
    Unproved properties                                                                         210,674          185,207
                                                                                           ------------     ------------
Net oil and gas properties                                                                      989,464          948,900

Coal and gravel properties, at cost:
    Undeveloped properties                                                                    5,850,424        5,850,424
    Mining and service equipment                                                              2,461,783        2,461,783
                                                                                           ------------     ------------
                                                                                              8,312,207        8,312,207
    Less accumulated depletion and depreciation                                               8,051,719        8,046,348
                                                                                           ------------     ------------
Net coal and gravel properties                                                                  260,488          265,859

Other property and equipment, net of accumulated
    depreciation of $402,903 and $376,406, respectively                                         142,076          138,540

Real estate held for development or sale                                                      3,029,759        2,986,658

Deferred income taxes                                                                           198,038           56,649

Other non-current assets                                                                        860,076          865,809
                                                                                           ------------     ------------

Total assets                                                                               $  8,609,599     $  8,723,853
                                                                                           ============     ============


See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC

                                                                                           FEBRUARY 28,      FEBRUARY 29,
                                                                                               2005              2004
                                                                                           ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                       $     58,671     $     67,492
    Accrued expenses                                                                             47,048           49,473
    Deferred income taxes                                                                       170,715           86,490
    Current portion of asset retirement obligations                                             223,708               --
                                                                                           ------------     ------------
Total current liabilities                                                                       500,142          203,455

Asset retirement obligations                                                                    407,748          606,105
                                                                                           ------------     ------------
Total liabilities                                                                               907,890          809,560

Commitments and contingencies                                                                        --               --

Stockholders' equity:
    Common stock, par value $.04 per share, 20,000,000
      shares authorized, 10,157,803 shares issued                                               406,312          406,312
    Additional paid-in capital                                                                  805,092          805,092
    Retained earnings                                                                        16,433,803       16,684,193
    Accumulated other comprehensive income                                                      291,053          147,457
                                                                                           ------------     ------------
                                                                                             17,936,260       18,043,054
Less treasury stock, at cost; 5,872,811 shares
    and 5,851,724 shares, respectively                                                       10,234,551       10,128,761
                                                                                           ------------     ------------
Total stockholders' equity                                                                    7,701,709        7,914,293
                                                                                           ------------     ------------

Total liabilities and stockholders' equity                                                 $  8,609,599     $  8,723,853
                                                                                           ============     ============

See accompanying notes to financial statements.

                         OAKRIDGE ENERGY, INC

                        STATEMENTS OF OPERATIONS


                                                                                            YEAR ENDED       YEAR ENDED
                                                                                           FEBRUARY 28,      FEBRUARY 29,
                                                                                               2005              2004
                                                                                           ------------     ------------
Revenues:
    Oil and gas                                                                            $  1,228,088     $    983,498
    Gravel                                                                                       50,262          206,424
                                                                                           ------------     ------------
Total revenues                                                                                1,278,350        1,189,922

Operating expenses:
    Oil and gas:
      Depletion and depreciation                                                                 88,073          138,267
      Lease operating                                                                           724,840          656,561
      Exploration costs                                                                              --                6
                                                                                           ------------     ------------
    Total oil and gas                                                                           812,913          794,834

    Coal and gravel                                                                              81,715          106,823
    Real estate development                                                                       1,562           11,203
    General and administrative                                                                  805,303          467,888
                                                                                           ------------     ------------
Total operating expenses                                                                      1,701,493        1,380,748
                                                                                           ------------     ------------

Loss from operations                                                                           (423,143)        (190,826)

Other income                                                                                     50,700           28,627
                                                                                           ------------     ------------

Loss before income taxes and cumulative
    effect of accounting change                                                                (372,443)        (162,199)

Income tax benefit                                                                             (122,053)         (57,018)
                                                                                           ------------     ------------

Net loss before cumulative effect of accounting change                                         (250,390)        (105,181)

Cumulative effect of accounting change, net of tax benefit                                           --         (161,793)
                                                                                           ------------     ------------

Net loss                                                                                   $   (250,390)    $   (266,974)
                                                                                           ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE:
    Net loss before cumulative effect of accounting change                                 $      (0.06)    $      (0.02)

    Cumulative effect of accounting change, net of tax benefit                                       --            (0.04)
                                                                                           ------------     ------------

    Net loss                                                                               $      (0.06)    $      (0.06)
                                                                                           ============     ============

Weighted average common shares outstanding                                                    4,291,740        4,332,735
                                                                                           ============     ============

See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

               YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


                                                                           ACCUMULATED
                                               ADDITIONAL                     OTHER
                                  COMMON        PAID-IN       RETAINED     COMPREHENSIVE   TREASURY                    COMPREHENSIVE
                                   STOCK        CAPITAL       EARNINGS        INCOME         STOCK         TOTAL       INCOME (LOSS)
                               ------------   ------------  ------------   ------------- ------------   ------------   ------------

Balance at March 1, 2003       $    406,312   $    805,092  $ 16,951,167   $     36,801  $ (9,875,117)  $  8,324,255

Purchases of treasury stock              --             --            --             --      (253,644)      (253,644)

Net loss                                 --             --      (266,974)            --            --       (266,974)  $   (266,974)

Change in unrealized gain
    on investment securities,
    net of income taxes                  --             --            --        110,656            --        110,656        110,656
                               ------------   ------------  ------------   ------------  ------------   ------------   ------------

Comprehensive loss for year                                                                                            $   (156,318)
                                                                                                                       ============

Balance at February 29, 2004        406,312        805,092    16,684,193        147,457   (10,128,761)     7,914,293

Purchases of treasury stock              --             --            --             --      (105,790)      (105,790)

Net loss                                 --             --      (250,390)            --            --       (250,390)  $   (250,390)

Change in unrealized gain
    on investment securities,
    net of income taxes                  --             --            --        143,596            --        143,596        143,596
                               ------------   ------------  ------------   ------------  ------------   ------------   ------------

Comprehensive loss for year                                                                                            $   (106,794)
                                                                                                                       ============

Balance at February 28, 2005   $    406,312   $    805,092  $ 16,433,803   $    291,053  $(10,234,551)  $  7,701,709
                               ============   ============  ============   ============  ============   ============

See accompanying notes to financial statements.

                         OAKRIDGE ENERGY, INC.

                        STATEMENTS OF CASH FLOWS


                                                                   YEAR ENDED     YEAR ENDED
                                                                  FEBRUARY 28,   FEBRUARY 29,
                                                                      2005           2004
                                                                  ------------   ------------
OPERATING ACTIVITIES
    Net loss                                                      $   (250,390)  $   (266,974)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Cumulative effect of accounting change, net of tax benefit            --        161,793
      Depletion and depreciation                                       119,941        183,415
      Accretion of discount on asset retirement obligations             27,189         26,018
      Gain on sales of oil and gas properties                               --           (238)
      Gain on sales of property and equipment                               --         18,602
      Loss on investment in limited partnership                          5,733          9,265
      Abandoned leaseholds                                                  --              6
      Deferred income taxes                                           (141,389)       (76,779)
      Changes in operating assets and liabilities:
        Trade accounts receivable                                          105        124,305
        Prepaid expenses and other                                         206            498
        Accounts payable and accrued expenses                          (11,246)       (70,798)
        Asset retirement obligations                                    (1,838)      (260,140)
                                                                  ------------   ------------
Net cash used in operating activities                                 (251,689)      (151,027)

INVESTING ACTIVITIES
    Additions to oil and gas properties                               (128,637)       (52,459)
    Additions to real estate held for development or sale              (43,101)       (89,737)
    Additions to other property and equipment                          (30,033)            --
    Proceeds from sales of oil and gas properties                           --            238
    Proceeds from sales of property and equipment                           --         25,000
                                                                  ------------   ------------
Net cash used in investing activities                                 (201,771)      (116,958)

FINANCING ACTIVITY
    Purchases of treasury stock                                       (105,790)      (253,644)
                                                                  ------------   ------------

Net decrease in cash and cash equivalents                             (559,250)      (521,629)
Cash and cash equivalents at beginning of year                       2,853,798      3,375,427
                                                                  ------------   ------------

Cash and cash equivalents at end of year                          $  2,294,548   $  2,853,798
                                                                  ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid                                             $     16,253   $     23,388
                                                                  ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
    Change in unrealized gain on investment
      securities, net of income taxes                             $    143,596   $    110,656
                                                                  ============   ============

See accompanying notes to financial statements.

                              OAKRIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


A. NATURE OF BUSINESS

Oakridge Energy, Inc. (the "Company") is engaged in the exploration for and development, production, and sale of oil and gas primarily in Texas. The Company also receives lease and royalty income from gravel deposits in Colorado and holds certain real estate in Colorado for development or sale. The Company was incorporated in Utah in 1969 and its executive offices are located in Wichita Falls, Texas.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash equivalents, accounts receivable, and accounts payable approximates their carrying amounts due to the relatively short maturity of these instruments.

                              OAKRIDGE ENERGY, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CASH AND CASH EQUIVALENTS

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

INVESTMENT SECURITIES

The Company reports investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments are classified at the time of purchase into one of three categories as follows:

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

The Company did not have any securities classified as held to maturity or trading as of February 28, 2005 or February 29, 2004.

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No impairment charges were recorded during 2005 or 2004.

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

In 1994, the Company recorded an impairment allowance for substantially all the carrying value of the undeveloped coal properties and related assets. The Company also has an asset retirement obligation approximating $157,000 and $152,000 at February 28, 2005 and February 29, 2004, respectively, for the estimated costs associated with the reclamation of the property surrounding and including the Company's previous coal mining operations. The reserve is based on an outside engineer's estimate and is included as a long-term liability in the accompanying balance sheets.

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

                              OAKRIDGE ENERGY, INC.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Real estate held for development or sale is carried at cost, which does not exceed net realizable value. Real estate development and construction costs directly identifiable with such property are capitalized. The cost of the property remains as a non-current asset since the Company may proceed with the development if it is unable to complete a sales transaction.

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

Under SFAS No. 144, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis. On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows. During 2005 and 2004, the Company recorded no impairment losses related to its proved oil and gas properties. If estimated future cash flows are not achieved with respect to certain fields, further write-downs may be required.

INVESTMENT IN PARTNERSHIP

The Company uses the equity method of accounting for its investment in partnership. The investment in partnership of approximately $44,000 and $49,000 at February 28, 2005 and February 29, 2004, respectively, are included in other non-current assets in the accompanying balance sheets. The Company recognized losses pertaining to its interest in the partnership of approximately $6,000 and $9,000 during 2005 and 2004, respectively, which are included in other income in the accompanying statements of operations.

ASSET RETIREMENT OBLIGATIONS

Effective March 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Oil and gas producing companies incur this liability upon acquiring or drilling a well. Under SFAS No. 143, an asset retirement obligation is recorded as a liability at its estimated present value at the asset's inception, with an offsetting increase to producing properties on the accompanying balance sheet which is allocated to expense over the useful life of the asset.

                              OAKRIDGE ENERGY, INC.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ASSET RETIREMENT OBLIGATIONS - CONTINUED

Periodic accretion of the discount on asset retirement obligations is recorded as an expense in the accompanying statement of operations. Prior to adoption of SFAS No. 143, the Company accrued for any estimated asset retirement obligations, net of estimated salvage value, as part of the calculation of depletion and depreciation. This method resulted in recognition of the obligation over the life of the property on a unit-of-production basis, with the estimated obligation netted in property costs as part of the accumulated depletion and depreciation balance. See Note D.

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

                              OAKRIDGE ENERGY, INC.

C. INVESTMENT SECURITIES

The amortized cost and fair values of investment securities available for sale, as of February 28, 2005 and February 29, 2004 are as follows:


                                      GROSS          GROSS
                      AMORTIZED     UNREALIZED     UNREALIZED        FAIR
      2005              COST          GAINS          LOSSES          VALUE
-----------------   ------------   ------------   ------------   ------------

Equity securities   $    202,430   $    461,769   $         --   $    664,199
                    ============   ============   ============   ============



                                      GROSS          GROSS
                      AMORTIZED     UNREALIZED     UNREALIZED        FAIR
      2004              COST          GAINS          LOSSES          VALUE
-----------------   ------------   ------------   ------------   ------------

Equity securities   $    202,430   $    233,948   $         --   $    436,378
                    ============   ============   ============   ============


D. ASSET RETIREMENT OBLIGATIONS

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

The liability has been accreted to its present value as of the end of each year. Upon initial implementation, the Company recognized an additional long-term liability of approximately $421,000 and a cumulative effect of the change in accounting principle, net of an income tax benefit of approximately $162,000 due to accretion from the acquisition date to the implementation date less depletion recapture related to the estimated salvage values of the properties as well as oil and gas equipment. The Company evaluated 82 wells, and has determined a range of abandonment dates between May 2005 and August 2024 and a present value of the estimated total salvage value of $318,000. The following represents a reconciliation of the asset retirement obligations for the years ended February 28, 2005 and February 29, 2004:


                                                        2005            2004
                                                    ------------    ------------

Asset retirement obligations at beginning of year   $    606,105    $    580,087
Liabilities settled during the year                       (1,838)             --
Accretion of discount                                     27,189          26,018
                                                    ------------    ------------

Asset retirement obligations at end of year         $    631,456    $    606,105
                                                    ============    ============

                              OAKRIDGE ENERGY, INC.

E. INCOME TAXES


The Company's income tax expense (benefit) attributable to income (loss) from continuing operations consists of the following:

                                                                      CURRENT        DEFERRED         TOTAL
                                                                   ------------    ------------    ------------

Year ended February 28, 2005:
     U.S. Federal                                                  $      2,754    $   (137,349)   $   (134,595)
     State and local                                                     16,582          (4,040)         12,542
                                                                   ------------    ------------    ------------

                                                                   $     19,336    $   (141,389)   $   (122,053)
                                                                   ============    ============    ============


Year ended February 29, 2004:
     U.S. Federal                                                  $      3,498    $    (73,674)   $    (70,176)
     State and local                                                     16,265          (3,107)         13,158
                                                                   ------------    ------------    ------------

                                                                   $     19,763    $    (76,781)   $    (57,018)
                                                                   ============    ============    ============

Income tax expense (benefit) for the years presented differs from the "expected" federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax income (loss), as a result of the following:

                                                          2005            2004
                                                      ------------    ------------

Computed "expected" tax expense (benefit)             $   (126,631)   $    (55,148)
State and local income taxes, net of federal income
  tax benefit                                                8,182           8,684
Other, primarily revision of prior year provision
  estimate                                                  (3,604)        (10,554)
                                                      ------------    ------------

Income tax benefit                                    $   (122,053)   $    (57,018)
                                                      ============    ============

                              OAKRIDGE ENERGY, INC.

E. INCOME TAXES - CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at February 28, 2005 and February 29, 2004 are presented below:

                                                         2005            2004
                                                     ------------    ------------
Deferred tax assets:
   Net operating loss carryforward                   $    326,632    $    179,147
   Alternative minimum tax credit carryforward             99,293          98,739
   Asset retirement obligations                           233,449         224,077
                                                     ------------    ------------
Total deferred tax assets                                 659,374         501,963

Deferred tax liabilities:
   Oil and gas properties and other property and
     equipment, principally due to depletion and
     depreciation                                        (416,141)       (400,119)
   Coal properties, principally due to differences
     in depletion                                         (45,195)        (45,195)
   Unrealized gain on investment securities
     available for sale                                  (170,715)        (86,490)
                                                     ------------    ------------
Total deferred tax liabilities                           (632,051)       (531,804)
                                                     ------------    ------------
Net deferred tax asset (liability)                   $     27,323    $    (29,841)
                                                     ============    ============


Included in the balance sheet as:
  Deferred income taxes, current                     $   (170,715)   $    (86,490)
  Deferred income taxes, non-current                      198,038          56,649
                                                     ------------    ------------
Net deferred tax asset (liability)                   $     27,323    $    (29,841)
                                                     ============    ============

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded.

At February 28, 2005, the Company has an alternative minimum tax credit carryforward of approximately $99,000, which has no expiration date and is available to reduce the Company's future taxable income. Additionally, the Company has a net operating loss carryforward of approximately $906,000, which will expire in fiscal 2024 and is available to reduce the Company's future taxable income.

                              OAKRIDGE ENERGY, INC.

F. SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in oil and gas, coal and gravel activities and real estate development. The Company has identified such segments based on management responsibility and the nature of the Company's products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income
(loss) from operations. Business segment assets are those assets controlled by each reportable segment. The following table sets forth certain information about the financial information of each segment for the years ended February 28, 2005 and February 29, 2004:

                                                   2005            2004
                                               ------------    ------------

Business segment revenue:
   Oil and gas                                 $  1,228,088    $    983,498
   Gravel                                            50,262         206,424
                                               ------------    ------------

                                               $  1,278,350    $  1,189,922
                                               ============    ============


Business segment profit (loss):
   Oil and gas                                 $    415,175    $    188,664
   Coal and gravel                                  (31,453)         99,601
   Real estate development                           (1,562)        (11,203)
   General corporate                               (805,303)       (467,888)
                                               ------------    ------------

Loss from operations                               (423,143)       (190,826)
Other income                                         50,700          28,627
                                               ------------    ------------
Loss before income taxes and cumulative
   effect of accounting change                 $   (372,443)   $   (162,199)
                                               ============    ============



Business segment assets:
   Depreciation, depletion and amortization:
     Oil and gas                               $     88,073    $    138,267
     Coal and gravel                                  5,371          19,339
     Real estate development                             --           1,465
     General corporate                               26,497          24,344
                                               ------------    ------------

                                               $    119,941    $    183,415
                                               ============    ============

                              OAKRIDGE ENERGY, INC.

F. SEGMENT INFORMATION - CONTINUED

                                   2005           2004
                               ------------   ------------

Capital expenditures:
     Oil and gas               $    128,637   $     52,459
     Real estate development         43,101         89,737
     General corporate               30,033             --
                               ------------   ------------

                               $    201,771   $    142,196
                               ============   ============

Total assets:
     Oil and gas               $  4,340,258   $  4,495,572
     Coal and gravel                260,488        265,859
     Real estate development      3,029,759      2,986,658
     General corporate              979,094        975,764
                               ------------   ------------

                               $  8,609,599   $  8,723,853
                               ============   ============


G. RELATED PARTY TRANSACTIONS

In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and related parties also own interests.

During fiscal 2004, the Company purchased 47,500 shares of the Company's common stock from related parties at prices ranging from $3.65 to $4.33 per share, which approximated the share price paid by the Company to other unaffiliated stockholders at the time of each purchase. There were no shares purchased from related parties during fiscal 2005.


H. COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and litigation arising in the normal course of business. In the opinion of management, the outcome of such matters will not have a materially adverse effect on the results of operations or financial position of the Company.

As of February 28, 2005 and February 29, 2004, the Company has pledged interest-bearing cash deposits approximating $817,000 to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation based on future operations with respect to coal and gravel properties. These pledged cash deposits are included in other non-current assets in the accompanying balance sheets.

                              OAKRIDGE ENERGY, INC.

I. RISK CONCENTRATIONS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and investments. Cash equivalents of approximately $2,193,000 and $2,818,000 at February 28, 2005 and February 29, 2004, respectively, consisted of interest-bearing cash deposits.

The Company maintains deposits primarily in two financial institutions, which at times may exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation, $500,000 for securities and $100,000 for cash balances. At February 28, 2005, the Company had approximately $164,000 of securities and $565,000 of cash equivalent balances that were uninsured. The Company had approximately $2,718,000 of uninsured cash equivalent balances at February 29, 2004. There were no uninsured securities amounts at February 29, 2004. The Company has not experienced any losses with respect to uninsured balances.

Oil sales to two customers, which accounted for more than 10% of the Company's total oil sales, approximated $686,000 (68%) and $247,000 (25%) for the year ended February 28, 2005. Two customers accounted for approximately $522,000 (68%) and $191,000 (25%) of the Company's total oil sales for the year ended February 29, 2004. Gas sales to three customers approximated $119,000 (66%), $25,000 (14%) and $23,000 (13%) of the Company's total gas sales for the year ended February 28, 2005. Two customers accounted for approximately $123,000 (74%) and $22,000 (13%) of the Company's gas sales for the year ended February 29, 2004. Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $518,000 and $413,000 in 2005 and 2004, respectively.


J. QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly results of operations for 2005 and 2004 were as follows:

             2005                 FIRST QUARTER     SECOND QUARTER     THIRD QUARTER    FOURTH QUARTER     FULL YEAR
-------------------------------   --------------    --------------    --------------    --------------   --------------

Total revenues                    $      291,685    $      343,254    $      336,492    $      306,919   $    1,278,350

Income (loss) from operations           (387,193)          (25,375)          (29,431)           18,856         (423,143)

Net income (loss)                 $     (238,181)   $       (9,428)   $      (11,093)   $        8,312   $     (250,390)
                                  ==============    ==============    ==============    ==============   ==============

Basic and diluted income (loss)
   per common share               $        (0.06)   $        (0.00)   $        (0.00)   $         0.00   $        (0.06)
                                  ==============    ==============    ==============    ==============   ==============

                              OAKRIDGE ENERGY, INC.

J.   QUARTERLY OPERATING RESULTS (UNAUDITED) - CONTINUED

                   2004                   FIRST QUARTER    SECOND QUARTER   THIRD QUARTER    FOURTH QUARTER     FULL YEAR
----------------------------------------  --------------   --------------   --------------   --------------   --------------

 Total revenues                           $      280,123   $      334,674   $      310,575   $      264,550   $    1,189,922

 Loss from operations                            (83,804)         (32,460)         (31,395)         (43,167)        (190,826)

 Net loss before cumulative
    effect of accounting change                  (58,913)         (17,135)          (2,006)         (27,127)        (105,181)

 Cumulative effect of accounting
    change, net of income tax
    benefit                                     (161,793)              --               --               --         (161,793)
                                          --------------   --------------   --------------   --------------   --------------

 Net loss                                 $     (220,706)  $      (17,135)  $       (2,006)  $      (27,127)  $     (266,974)
                                          ==============   ==============   ==============   ==============   ==============

 Basic and diluted loss per common share:

    Net loss before cumulative
    effect of accounting change           $        (0.01)  $        (0.00)  $        (0.00)  $        (0.01)  $        (0.02)

    Cumulative effect of
    accounting change, net of
    income tax benefit                             (0.04)              --               --               --            (0.04)
                                          --------------   --------------   --------------   --------------   --------------

    Net loss                              $        (0.05)  $        (0.00)  $        (0.00)  $        (0.01)  $        (0.06)
                                          ==============   ==============   ==============   ==============   ==============

                              OAKRIDGE ENERGY, INC.

                    SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)


The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

COSTS INCURRED

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 28, 2005 and February 29, 2004, as follows:

                                         2005           2004
                                     ------------   ------------

Acquisition of proved properties     $    103,170   $     45,080
                                     ============   ============

Acquisition of unproved properties   $     25,467   $      7,379
                                     ============   ============

Exploration costs                    $         --   $          6
                                     ============   ============


RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following table presents the results of operations for the Company's oil and gas producing activities for the years ended February 28, 2005 and February 29, 2004:

                                                          2005            2004
                                                      ------------    ------------

Revenues                                              $  1,228,088    $    983,498
Production costs                                          (724,840)       (656,561)
Depletion, depreciation, and valuation provisions
                                                           (88,073)       (138,267)
Exploration costs                                               --              (6)
                                                      ------------    ------------
                                                           415,175         188,664
Income tax expense                                         141,160          64,146
                                                      ------------    ------------
Results of operations for producing activities
  (excluding corporate overhead and interest costs)
                                                      $    274,015    $    124,518
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

                              OAKRIDGE ENERGY, INC.

RESERVE QUANTITY INFORMATION - CONTINUED

                                                                               OIL             GAS

                                                                             (Bbls.)          (MCF)
                                                                          ------------    ------------
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

  Balance at March 1, 2003                                                     695,214         141,154
     Revisions of previous estimates                                             5,755         (11,389)
     Production                                                                (25,382)        (36,879)
                                                                          ------------    ------------

  Balance at February 29, 2004                                                 675,587          92,886
     Revisions of previous estimates                                             2,855         120,658
     Production                                                                (23,852)        (41,289)
                                                                          ------------    ------------

  Balance at February 28, 2005                                                 654,590         172,255
                                                                          ============    ============




PROVED DEVELOPED RESERVES:

  February 28, 2003                                                            100,899         141,154
                                                                          ============    ============

  February 29, 2004                                                             90,226          92,886
                                                                          ============    ============

  February 28, 2005                                                             99,369         172,255
                                                                          ============    ============


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

February 28, 2005 and February 29, 2004, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:


                                                                         2005            2004
                                                                     ------------    ------------

Future cash inflows                                                  $ 30,652,937    $ 22,303,757
Future production and development costs                                (6,706,146)     (5,820,350)
Future income tax expenses                                             (3,558,888)     (2,484,501)
                                                                     ------------    ------------

Future net cash flows                                                  20,387,903      13,998,906

10% annual discount for estimated timing of cash flows                 (6,067,533)     (4,235,816)
                                                                     ------------    ------------

Standardized measure of discounted future net cash flows             $ 14,320,370    $  9,763,090
                                                                     ============    ============



Beginning of year                                                    $  9,763,090    $ 11,357,720
  Sales of oil and gas, net of production costs                          (503,248)       (346,414)
  Extensions, discoveries, and improved recoveries, less related
     costs                                                                273,132         331,949
  Accretion of discount                                                   976,309       1,135,772
  Net change in sales and transfer prices, net of production costs
                                                                        4,557,731        (663,461)
  Changes in estimated future development costs                            58,817         (36,295)
  Net change in income taxes                                           (1,686,511)        564,677
  Changes in production rates (timing and other)                          689,365      (2,772,188)
  Revisions of previous quantities                                        191,685         191,330
                                                                     ------------    ------------

End of year                                                          $ 14,320,370    $  9,763,090
                                                                     ============    ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  The Company did not change its independent public accounting firm or have any disagreements with them on accounting and financial disclosure issues in the fiscal year ended February 28, 2005.

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

ITEM 8B. OTHER INFORMATION.

                  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

                  The following table provides certain information pertaining to the Company's directors and executive officers:

                                                        BUSINESS EXPERIENCE
                                                       AND CURRENT POSITIONS                         YEAR FIRST
           NAME AND AGE                                    WITH COMPANY                            BECAME DIRECTOR
------------------------------------    ----------------------------------------------------    ----------------------
Sandra Pautsky - 63                     Chairperson of the Board of Directors of the                    1986
                                        Company since July 1998, President since
                                        June 1998 and Secretary-Treasurer since
                                        May 1992
Danny Croker - 55                       Vice President and Assistant Secretary - Treasurer              1992
                                        of the Company since May 1992 and owner of Exlco,
                                        Inc., oil and gas operations
Randy Camp - 52                         Partner in the firm of Moore, Camp, Phillips &                  1992
                                        Co., L.L.P. (or its predecessor firms), Certified
                                        Public Accountants, Wichita Falls, Texas for more
                                        than the past five years
Carol J. Cooper - 58                    Certified Public Accountant, Principal Accounting                N/A
                                        Officer of the Company since July 1998 and
                                        Principal Financial Officer of the Company since
                                        October 2002

                  Danny Croker is Sandra Pautsky's stepbrother. There are no other family relationships among any of the directors or executive officers of the Company. Sandra Pautsky may be considered to be the controlling stockholder of the Company by virtue of her beneficial ownership of approximately 70% of the Company's outstanding common stock and her positions with the Company. See "Item 11.-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Each of the directors and executive officers holds office from the date of his or her election for a period of one year or until his or her successor has been elected. None of the directors or executive officers is involved in any legal proceedings in which he or she is a party adverse or has a material interest adverse to the Company. None of the directors or executive officers has been involved in any legal proceedings which are material to an evaluation of his or her ability or integrity.

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

                  Based solely on the Company's review of copies of forms it received and on written representations from the foregoing persons, the Company believes that during the fiscal year ended February 28, 2005 all filing requirements under Section 16(a) of the Exchange Act were met on a timely basis by such persons.

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

ITEM 10. EXECUTIVE COMPENSATION.

                  The following table sets forth information regarding compensation for services in all capacities to the Company for the three fiscal years ended February 28, 2005 of the Company's Chief Executive Officer. No executive officer of the Company received total annual salary and bonus exceeding $100,000 in any of such years.

                                                              Annual Compensation
                                                      -----------------------------------
          Name and                                                                                  All Other
     Principal Position                Year               Salary              Bonus              Compensation(1)
-----------------------------     ---------------     ---------------     ---------------        ---------------
Sandra Pautsky                         2005           $        85,000     $       322,083(2)     $           204
President and                          2004                    85,000               7,083                    204
  Principal Executive Officer          2003                    85,000               7,083                    204

(1) All other compensation consisted of Company paid life insurance premiums.

(2) In the first quarter of fiscal 2005, the Board of Directors of the Company approved (with Ms. Pautsky abstaining) and the Company paid Sandra Pautsky, the Company's Chief Executive Officer, a bonus of $315,000 in consideration of her extraordinary services over a number of years with respect to the Company's proposed real estate development project at Durango, Colorado, which culminated with the Area Plan approval obtained in January 2004.

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

                  Executive officers of the Company who are also directors do not receive any fee or remuneration for services as members of the Board of Directors. Randy Camp, the one director who is not an employee of the Company, received an annual fee of $3,000 for serving as a director in the fiscal year ended February 28, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                  The following table shows the beneficial ownership of the Company's common stock as of May 24, 2005 by: (i) each person known by the management of the Company to own more than 5% of the Company's outstanding common stock; (ii) each executive officer and director; and (iii) the executive officers and directors of the Company as a group.

                    NAME AND ADDRESS                                      AMOUNT                       PERCENT
                           OF                                          BENEFICIALLY                       OF
                    BENEFICIAL OWNER                                      OWNED                         CLASS
----------------------------------------------------------    -------------------------------    ---------------------
Sandra Pautsky
4613 Jacksboro Highway
Wichita Falls, Texas 76302                                               3,025,385(1)                     70.26%
Estate of Noel Pautsky,
  Deceased
4613 Jacksboro Highway
Wichita Falls, Texas 76302                                                 696,091                        16.17
Flem Noel Pautsky, Jr. Trust
4613 Jacksboro Highway
Wichita Falls, Texas 76302                                                 908,247                        21.09

                    NAME AND ADDRESS                                      AMOUNT                       PERCENT
                           OF                                          BENEFICIALLY                       OF
                    BENEFICIAL OWNER                                      OWNED                         CLASS
----------------------------------------------------------    -------------------------------    ---------------------
Noel Pautsky Trust
4613 Jacksboro Highway
Wichita Falls, Texas 76302                                                 680,062                        15.79
Robert S. Allen
125 Ashlyn Ridge
McDonough, Georgia 30252                                                   256,700                         5.96
Danny Croker                                                                     -                            -
Randy Camp                                                                     100                            *
Carol J. Cooper                                                                  -                            -
Executive officers and
directors as a group
(four persons)                                                           3,025,485(2)                     70.26

--------------------------

*        Represents less than 1% of outstanding common stock.

(1) Includes: (i) 740,985 shares owned directly by Ms. Pautsky; (ii) 696,091 shares owned by the Estate of Noel Pautsky, Deceased (the "Noel Pautsky Estate"), of which Ms. Pautsky is the Independent Executrix;
         (iii) 680,062 shares owned by the Noel Pautsky Trust of which Ms. Pautsky is the Trustee and one of four beneficiaries; and (iv) 908,247 shares owned by the Flem Noel Pautsky, Jr. Trust, of which Ms. Pautsky is the Trustee. Ms. Pautsky disclaims any beneficial ownership of the shares owned by the Noel Pautsky Estate and the Noel Pautsky Trust in excess of 90,698 and 175,000 shares, respectively. Ms. Pautsky also disclaims any beneficial ownership of the shares owned by the Flem Noel Pautsky, Jr. Trust.

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

                  Ms. Pautsky is the executrix of the Noel Pautsky estate and the trustee of the Flem Noel Pautsky, Jr. Trust and the Noel Pautsky Trust. Ms. Pautsky, the Noel Pautsky Estate, the Flem Noel Pautsky, Jr. Trust and the Noel Pautsky Trust each own undivided working interests in certain of the oil and gas leases in the North Texas area in which the Company also owns an undivided working interest and of which the Company serves as the operator. In accordance with standard operating procedures, the Company submits joint interest billings to such related parties and the other unaffiliated working interest owners in the properties which the Company operates on a monthly basis for their respective pro-rata shares of the costs incurred on the properties and the Company's fee for serving as operator for the preceding month. In addition, Exlco, Inc. ("Exlco"), 100% of whose outstanding stock is owned by Danny Croker, an executive officer and director, is allocated and bears a portion of the Company's office rent and supplies and bills the Company periodically for costs incurred on the Company's behalf, which billings are offset against the Company's billings to Exlco.

                  At February 28, 2003, Ms. Pautsky, the Noel Pautsky Estate, the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Trust and Exlco had accounts payable to the Company, representing their then unpaid joint interest and other billings, aggregating $3,365. During the two fiscal years ended February 28, 2005, the Company submitted monthly joint interest and other billings to such five parties totaling $46,249, and such parties paid the Company an aggregate of $47,995 with respect to such joint interest and other billings, leaving a balance of $1,619 owed to the Company at February 28, 2005.

ITEM 13. EXHIBITS.

     Exhibit No.       Document Description
     -----------       ---------------------------------------------------------
      (3)(i)(a)        Articles of Incorporation of the Company dated May 9,
                       1969 filed as Exhibit A(1) to the Company's Form 10 and
                       incorporated herein by reference.

      (3)(i)(b) Amendment to Articles of Incorporation of the Company dated October 22, 1982 filed as Exhibit 28(a) to the Company's Current Report on Form 8-K dated November 4,
                       1982 (Filed herewith).

       (3)(ii)         By-Laws of the Company dated May 23, 1975 filed as
                       Exhibit A(4) to Form 10 and incorporated herein by reference.

        (14) Code of Ethical Conduct of Senior Officers (Filed herewith).

       (31)(i)         Certifications of Chief Executive Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

      (31)(ii)         Certifications of Principal Financial Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

        (32)           Certifications of Chief Executive Officer and Principal
                       Financial Officer Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002 (Filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                  The independent registered public accounting firm of Whitley Penn audited the financial statements of the Company for the fiscal year ended February 28, 2005. Whitley Penn has audited the Company's financial statements for the five fiscal years ended February 28, 2005.

Audit Fees

                  Whitley Penn's fees for the fiscal year 2004 and 2005 audits of the Company's financial statements and the reviews of quarterly reports on Form 10-QSB during such years were $44,503 and $28,056 to date, respectively.

Audit-Related Fees

                  The Company did not incur any audit-related fees from Whitley Penn during the fiscal years ended February 29, 2004 and February 28, 2005.

Tax Fees

                  Fees billed by Whitley Penn to the Company for preparation of the Company's federal income tax returns for the fiscal years ended February 29, 2004 and February 28, 2005 were $10,000 and $5,930 to date, respectively.

All Other Fees

                  No other services were rendered by Whitley Penn during the fiscal years ended February 29, 2004 and February 28, 2005.

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


OAKRIDGE ENERGY, INC.

 By:   /s/  Sandra Pautsky
       ---------------------------------
       Sandra Pautsky, President

DATE: May 31, 2005


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By:   /s/  Sandra Pautsky                     By:   /s/  Carol J. Cooper
       ---------------------------------             ---------------------------
       Sandra Pautsky, President,                    Carol J. Cooper, Principal
       Chief Executive                               Financial Officer and
       Officer and Director                          Accounting Officer

DATE: May 31, 2005                                DATE: May 31, 2005


 By:   /s/  Danny Croker                       By:   /s/  Randy Camp
       ---------------------------------             ---------------------------
       Danny Croker, Director                        Randy Camp, Director

DATE: May 31, 2005                                DATE: May 31, 2005

EXHIBITS.

     Exhibit No.       Document Description
     -----------       ---------------------------------------------------------
      (3)(i)(a)        Articles of Incorporation of the Company dated May 9,
                       1969 filed as Exhibit A(1) to the Company's Form 10 and
                       incorporated herein by reference.

      (3)(i)(b) Amendment to Articles of Incorporation of the Company dated October 22, 1982 filed as Exhibit 28(a) to the Company's Current Report on Form 8-K dated November 4,
                       1982 (Filed herewith).

       (3)(ii)         By-Laws of the Company dated May 23, 1975 filed as
                       Exhibit A(4) to Form 10 and incorporated herein by reference.

        (14) Code of Ethical Conduct of Senior Officers (Filed herewith).

       (31)(i)         Certifications of Chief Executive Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

      (31)(ii)         Certifications of Principal Financial Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

        (32)           Certifications of Chief Executive Officer and Principal
                       Financial Officer Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002 (Filed herewith).