Form 10QSB
period 2005-05-31
OAKRIDGE ENERGY INC
filed 2005-07-15
CIK 216748

===============================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2005.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of July 15, 2005: Common Stock, $.04 par value, 4,283,242 shares

Transitional Small Business Disclosure Format (check one);
YES [ ]                      NO [ X ]

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

===============================================================================

                                      INDEX


                                                                                                Page #
                                                                                                ------
Part I - Financial Information
       Item 1.  Financial Statements

       Condensed Balance Sheets at
           February 28, 2005 and May 31, 2005                                                        1

       Condensed Statements of Operations
           For the Three Months Ended May 31, 2005 and 2004                                          2

       Statements of Cash Flows
           For the Three Months Ended May 31, 2005 and 2004                                          3

       Notes to Condensed Financial Statements                                                       4

       Item 2.  Management's Discussion and Analysis or Plan of Operation                            5

       Item 3.  Controls and Procedures                                                             13

Part II - Other Information
       Item 6.  Exhibits                                                                            14

Signatures                                                                                          14

Index to Exhibits                                                                                   15

ITEM 1. FINANCIAL STATEMENTS.

                              OAKRIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                                                                            MAY 31, 2005        FEBRUARY 28, 2005

                                                                                          --------------        -----------------
CURRENT ASSETS:                                                                             (UNAUDITED)
  CASH AND CASH EQUIVALENTS                                                                  $ 2,352,469            2,294,548
  TRADE ACCOUNTS RECEIVABLE                                                                      178,770              150,459
  INVESTMENT SECURITIES AVAILABLE FOR SALE                                                       760,793              664,199
  PREPAID EXPENSES AND OTHER                                                                      15,218               20,492
                                                                                             -----------          -----------
      TOTAL CURRENT ASSETS                                                                     3,307,250            3,129,698
                                                                                             -----------          -----------

OIL AND GAS PROPERTIES, AT COST USING THE SUCCESSFUL EFFORTS METHOD OF
  ACCOUNTING, NET OF ACCUMULATED DEPLETION AND DEPRECIATION OF
  $6,324,431 ON MAY 31, 2005 AND $6,303,976 ON FEBRUARY 28, 2005                                 972,399              989,464

COAL AND GRAVEL PROPERTIES, NET OF ACCUMULATED DEPLETION AND DEPRECIATION
  OF $8,051,719 ON MAY 31, 2005 AND $8,051,719 ON FEBRUARY 28, 2005                              260,488              260,488

REAL ESTATE HELD FOR DEVELOPMENT                                                               3,039,688            3,029,759

OTHER PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
  OF $409,313 ON MAY 31, 2005 AND $402,903 ON FEBRUARY 28, 2005                                  135,667              142,076

DEFERRED INCOME TAXES                                                                            184,557              198,038

OTHER NON-CURRENT ASSETS                                                                         860,076              860,076
                                                                                             -----------          -----------
                                                                                             $ 8,760,125          $ 8,609,599
                                                                                             ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                                           $    80,723          $    58,671
  ACCRUED EXPENSES                                                                                43,425               47,048
  DEFERRED INCOME TAXES                                                                          206,427              170,715
  CURRENT PORTION OF ASSET RETIREMENT OBLIGATIONS                                                223,708              223,708
                                                                                             -----------          -----------
      TOTAL CURRENT LIABILITIES                                                                  554,283              500,142

ASSET RETIREMENT OBLIGATIONS                                                                     412,350              407,748
                                                                                             -----------          -----------
      TOTAL LIABILITIES                                                                          966,633              907,890
                                                                                             -----------          -----------

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.04 PAR VALUE, 20,000,000
     SHARES AUTHORIZED, 10,157,803 SHARES ISSUED                                                 406,312              406,312
  ADDITIONAL PAID-IN CAPITAL                                                                     805,092              805,092
  RETAINED EARNINGS                                                                           16,465,266           16,433,803
  ACCUMULATED OTHER COMPREHENSIVE INCOME                                                         351,936              291,053
                                                                                             -----------          -----------
                                                                                              18,028,606           17,936,260
  LESS TREASURY STOCK, AT COST, 5,872,936 SHARES ON MAY 31, 2005
  AND 5,872,811 ON FEBRUARY 28, 2005                                                          10,235,114           10,234,551
                                                                                             -----------          -----------
      TOTAL STOCKHOLDERS' EQUITY                                                               7,793,492            7,701,709
                                                                                             -----------          -----------

                                                                                             $ 8,760,125          $ 8,609,599
                                                                                             ===========          ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              OAKRIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                   3 MONTHS ENDED MAY 31,
                                                                                                 2005                 2004
                                                                                             -----------          -----------
REVENUES:
  OIL AND GAS                                                                                $   363,024          $   273,100
  GRAVEL                                                                                          12,500               18,585
                                                                                             -----------          -----------
     TOTAL REVENUES                                                                              375,524              291,685
                                                                                             -----------          -----------

OPERATING EXPENSES:
  OIL AND GAS                                                                                    196,670              205,589
  COAL AND GRAVEL                                                                                 15,717               24,188
  REAL ESTATE DEVELOPMENT                                                                             24                   74
  GENERAL AND ADMINISTRATIVE                                                                     134,843              449,027
                                                                                             -----------          -----------
      TOTAL OPERATING EXPENSES                                                                   347,254              678,878
                                                                                             -----------          -----------

         INCOME (LOSS) FROM OPERATIONS                                                            28,270             (387,193)

OTHER INCOME                                                                                      21,648                9,308
                                                                                             -----------          -----------

      INCOME (LOSS) BEFORE INCOME TAXES                                                           49,918             (377,885)

INCOME TAX EXPENSE (BENEFIT)                                                                      18,455             (139,704)
                                                                                             -----------          -----------

         NET INCOME (LOSS)                                                                   $    31,463          $  (238,181)
                                                                                             ===========          ===========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE                                             $      0.01          $     (0.06)
                                                                                             ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                                            4,284,886            4,301,574
                                                                                             ===========          ===========

COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MY 31, 2005 AND 2004 WAS $96,595 AND $(25,497), RESPECTIVELY. INCLUDED IN COMPREHENSIVE INCOME (LOSS) IS THE CHANGE IN AVAILABLE FOR SALES SECURITIES AND NET INCOME (LOSS).


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              OAKRIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   3 MONTHS ENDED MAY 31,
                                                                                                 2005                  2004
                                                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                                          $    31,463           $  (238,181)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
        DEPLETION AND DEPRECIATION                                                                26,864                46,209
        ACCRETION OF DISCOUNT ON ASSET RETIREMENT OBLIGATIONS                                      4,603                    --
        DEFERRED FEDERAL INCOME TAXES                                                             13,481              (144,124)
        NET CHANGES IN ASSETS AND LIABILITIES:
           TRADE ACCOUNTS RECEIVABLE                                                             (28,311)              (21,908)
           PREPAID EXPENSES AND OTHER CURRENT ASSETS                                               5,274                 4,999
           ACCOUNTS PAYABLE                                                                       22,052                33,819
           ACCRUED EXPENSES                                                                       (3,624)               (3,205)
           ASSET RETIREMENT OBLIGATION                                                                --                  (234)
                                                                                             -----------           -----------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 71,802              (322,625)
                                                                                             -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   ADDITIONS TO OIL AND GAS PROPERTIES                                                            (3,389)              (84,344)
   ADDITIONS TO REAL ESTATE HELD FOR DEVELOPMENT                                                  (9,929)              (10,071)
                                                                                             -----------           -----------
              NET CASH USED IN INVESTING ACTIVITIES                                              (13,318)              (94,415)
                                                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PURCHASES OF TREASURY STOCK                                                                      (563)              (64,171)
                                                                                             -----------           -----------
              NET CASH USED IN FINANCING ACTIVITIES                                                 (563)              (64,171)
                                                                                             -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              57,921              (481,211)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               2,294,548             2,853,798
                                                                                             -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 2,352,469           $ 2,372,587
                                                                                             ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   INCOME TAXES PAID                                                                         $    16,559           $    16,252

RECOGNITION IN STOCKHOLDERS' EQUITY OF THE NET UNREALIZED HOLDING GAIN (LOSS) ON
  AVAILABLE FOR SALE SECURITIES OF $60,883 NET OF TAX EFFECT OF $35,712 DURING THE QUARTER ENDED MAY 31, 2005 AND ($16,071) NET OF TAX EFFECT OF ($9,426) DURING THE QUARTER ENDED MAY 31, 2004.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three month periods ended May 31, 2005 and 2004 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2005. Operating results for the three months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006. The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2005.

         Information regarding operations and assets by segment is as follows:

                                                                                          For the three months ended May 31,
                                                                                             2005                    2004
                                                                                         -----------             -----------
         Business segment revenue:
             Oil and gas                                                                 $   363,024             $   273,100
             Gravel                                                                           12,500                  18,585
                                                                                         -----------            -----------
                                                                                         $   375,524             $   291,685
                                                                                         -----------             -----------

         Business segment profit (loss):
             Oil and gas                                                                 $   166,354             $    67,511
             Coal and gravel                                                                  (3,217)                 (5,603)
             Real estate development                                                             (24)                    (74)
             General corporate                                                              (134,843)               (449,027)
                                                                                         -----------            -----------
         Profit (loss) from operations                                                        28,270                (387,193)
         Interest income and other, net                                                       21,648                   9,308
                                                                                         -----------             -----------
         Income (loss) before income taxes                                               $    49,918             $  (377,885)
                                                                                         -----------             -----------


                                                                                            As of                    As of
                                                                                         May 31, 2005          February 28, 2005
                                                                                         ------------          -----------------
         Total assets:
             Oil and gas                                                                 $ 4,492,538             $ 4,340,258
             Coal and gravel                                                                 260,488                 260,488
             Real estate development                                                       3,039,688               3,029,759
             General corporate                                                               967,411                 979,094
                                                                                         -----------             -----------
                                                                                         $ 8,760,125             $ 8,609,599
                                                                                         -----------             -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

         The Company had a net income of $31,463 ($0.01 per share) for the three months ended May 31, 2005 (the "2005 period") compared to a net loss of $238,181 ($0.06 per share) for the three months ended May 31, 2004 (the "2004 period"). A $315,000 bonus paid to the Company's Chief Executive Officer in April 2004 for her extraordinary services over a number of years with respect to the Company's proposed Colorado real estate development project was the principal reason for the loss during the 2004 period.

         Oil and gas revenues for the 2005 period were $363,024, compared to $273,100 for the 2004 period, representing an increase of approximately $89,900 (32.9%). This increase was due primarily to a significant rise in the Company's average oil price received during the 2005 period, and a smaller increase in the average gas price received. For the 2005 period, the Company's oil sales volumes declined slightly, while its gas sales volumes increased significantly, as compared to the 2004 period. The following table compares the Company's oil and gas revenues, sales volumes and average prices received during the 2005 period with those during the 2004 period:

                                 THREE MONTHS     THREE MONTHS
                                     ENDED            ENDED          PERCENTAGE
                                 MAY 31, 2005     MAY 31, 2004       DIFFERENCE
                                -------------     ------------       ----------
Oil:
Revenues                          $  306,716       $  228,869        +  34.0%
Volume (Bbls.)                         5,916            6,177        -   4.2
Average Price
  (per Bbl.)                      $    51.84       $    37.05        +  39.9

Gas:
Revenues                          $   47,158       $   34,256        +  37.7%
Volume (MCF)                           7,609            6,361        +  19.6
Average Price
 (per MCF)                        $     6.20       $     5.38        +  15.2

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing table.

         The Company's principal producing oil and gas property in Madison County, Texas is in the process of being waterflooded. Revenues from this property increased during the 2005 period, as they had during the prior year, due to the rise in the Company's average oil price received from the property. Sales volumes from this property for both oil and gas were at roughly the same levels during the 2005 period, as was the case during each of the preceding two fiscal quarters. The Company's management believes that this may be a sign that production volumes from the property are stabilizing. Any significant increase in oil production volumes from the property is not expected to occur until fiscal 2008 due to the substantial lag time for the buildup of sufficient water volumes to push the incremental secondary oil reserves to producing wells and the actual production of the incremental reserves.

         The Company's gravel revenues for the 2005 period were $12,500, compared to $18,585 for the 2004 period, representing a decrease of approximately $6,100 (32.7%). This decrease was the result of the lack of any gravel sales and road usage fees. The only gravel revenue earned was for surface rental during the 2005 period. A dispute developed in fiscal 2004 between the Company and Four Corners Materials, which at the time was conducting gravel mining operations on the Company's Colorado property. The dispute was detailed in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005. As a result of such ongoing dispute, Four Corners Materials is no longer mining the property. Gravel sales from the stockpiles of gravel ceased prior to the 2005 period. The Company would consider leasing the property again for gravel operations but has no intention of conducting any operations itself.

         The expenses of the Company's oil and gas operations for the 2005 period were $196,670, compared to $205,589 for the 2004 period, representing a decrease of approximately $8,900 (4.3%). This decrease resulted as all categories of oil and gas expenses for the 2005 period (depletion and depreciation expenses, lease operating expenses, ad valorem taxes, engineering expenses and field payroll expenses) either declined or were no greater in amount than during the 2004 period. Depletion and depreciation expenses declined approximately $17,700 (46.4%) for the 2005 period compared to the 2004 period. Such decline was primarily attributable to the Madison County, Texas property. This property experienced a reduced per barrel amortization rate resulting from the higher quantity of proven oil and gas reserves at the fiscal 2005 year end compared to the prior year in relation to the current production volume for the property. Lease operating expenses declined approximately $1,800 (1.4%) for the 2005 period compared to the 2004 period as the slight expense increases from the Madison County, Texas and North Texas Area properties were offset by the expense decrease in the Panola County, Texas property. The Panola County, Texas property expense decrease was due to the absence of workover expenses on the Hunt well during the 2005 period. Production taxes increased approximately $7,100 (71.4%) for the 2005 period compared to the 2004 period due to the increase in oil and gas revenues. The Company did not incur any exploration expenses, dry hole expenses or leasehold abandonment charges during either the 2005 period or the 2004 period.

         The expenses of the Company's coal and gravel operations for the 2005 period were $15,717, compared to $24,188 for the 2004 period, representing a decrease of approximately $8,500 (35.0%). This decrease was primarily as a result of the decline in legal expenses incurred in connection with the dispute with Four Corners Materials and a slight decrease in ad valorem tax expenses. There were engineering expenses incurred during the 2005 period that were not present during the 2004 period due to the Company's work to reduce the amount of the performance bond required for coal reclamation work with the Colorado Division of Minerals and Geology. The Company incurred virtually no real estate development expenses (as opposed to capitalized costs) during either the 2005 or 2004 periods after the Company made the decision during the 2004 period to attempt to sell its proposed "Oakridge at Durango" project.

         General and administrative expenses for the 2005 period were $134,843, compared to $449,027 for the 2004 period, representing a decrease of approximately $314,200 (70.0%). This decrease was primarily attributable to the absence of the $315,000 bonus paid to Sandra Pautsky in April 2004 and the employer portion of payroll taxes associated with such bonus. A decrease in shareholder reporting expenses of approximately $6,600 due to timing and an increase of approximately $5,000 in the reporting costs to the Securities and Exchange Commission due to required amended filings during the 2005 period compared to the 2004 period comprise the largest differences in general and administrative expenses.

         Other income increased approximately $12,300 (132.6%) in the 2005 period as compared to the 2004 period. Interest and dividend income both continued to increase in the 2005.

         The Company's weighted average shares outstanding decreased approximately 0.4% for the 2005 period compared to the 2004 period. The Company purchased 125 shares of its stock from unrelated parties during the period.

FINANCIAL CONDITION AND LIQUIDITY

         For the 2005 period, operating activities provided funds with the investing and financing activities being net users of funds. As a consequence, the Company's cash and cash equivalents increased by approximately $58,000 for the 2005 period compared to the 2004 period. The Company did not incur any extraordinary expenses during the 2005 period, and oil and gas prices increased resulting in the Company's operating activities providing approximately $71,800 of funds. The Company's investing activities for the 2005 period used approximately $13,300, primarily due to additions to oil and gas properties and real estate held for development. In addition, the Company did not receive any funds from sales of oil and gas properties or other property and equipment during the 2005 period. The Company's financing activities used approximately $600 during the 2005 period on purchases of the Company's common stock. At May 31, 2005, the Company had no indebtedness, and cash, cash equivalents and investment securities available for sale totaled approximately $3,113,300.

         The Company expects to fund its contemplated operations and any purchases of the Company's stock it makes during the remainder of fiscal 2006 from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and any cash flow from its operations. Given the Company's decision to attempt to sell its proposed Colorado real estate development project, the Company currently does not expect to make any material expenditure on such project for the remainder of fiscal 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The foregoing discussion and analysis of the Company's results of operations and financial condition and liquidity is based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In response to Securities and Exchange Commission (the "Commission") Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified certain of its accounting policies as being of particular importance to the portrayal of the Company's results of operations and financial position and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company's financial statements:

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

         RESERVE ESTIMATES: The Company's estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company's oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates and such variances may be material.

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

         ASSET RETIREMENT OBLIGATIONS: Effective March 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding and including the Company's previous coal mining operations. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

FORWARD-LOOKING STATEMENTS

         Certain information included in this Quarterly Report on Form 10-QSB and other materials filed by the Company with the Commission contain forward-looking statements relating to the Company's operations and the oil and gas industry. Such forward-looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends,"

"plans," "believes," "estimates," "anticipates" and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed in such forward-looking statements.

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

ITEM 3. CONTROLS AND PROCEDURES.

         The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB.

         There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                OAKRIDGE ENERGY, INC.
                                                   (Registrant)



DATE:  July 15, 2005                   By /s/ Sandra Pautsky
                                          -------------------------------------
                                          Sandra Pautsky, President and
                                          Principal Executive Officer



DATE:  July 15, 2005                   By /s/ Carol J. Cooper
                                          -------------------------------------
                                          Carol J. Cooper, Principal Financial
                                          Officer

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