Form 10QSB
period 2005-08-31
OAKRIDGE ENERGY INC
filed 2005-10-17
CIK 216748

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended August 31, 2005.

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

The number of shares outstanding of each of the issuer's classes of common equity, as of October 15, 2005: Common Stock, $.04 par value, 4,282,942 shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]                               NO [X]

Transitional Small Business Disclosure Format (check one);
YES [ ]                               NO [X]

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                                      INDEX

                                                                                                                  Page #
                                                                                                                  ------
Part I - Financial Information

     Item 1.  Financial Statements

     Condensed Balance Sheets at August 31, 2005 (Unaudited) and February 28, 2005 (Audited)                         1

     Condensed Statements of Operations (Unaudited) For the Three and Six Months Ended August 31, 2005 and 2004      2

     Statements of Cash Flows (Unaudited) For the Six Months Ended August 31, 2005 and 2004                          3

     Notes to Condensed Financial Statements                                                                         4

     Item 2.  Management's Discussion and Analysis or Plan of Operation                                              5

     Item 3.  Controls and Procedures                                                                               14

Part II - Other Information

     Item 6.  Exhibits                                                                                              15

Signatures                                                                                                          15

ITEM 1. FINANCIAL STATEMENTS.

                              OAKRIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS

                                                                            AUGUST 31, 2005     FEBRUARY 28, 2005
                                                                            ---------------     -----------------
                                                                              (UNAUDITED)
                                             ASSETS

Current assets:

 Cash and cash equivalents                                                    $ 2,884,966          $ 2,294,548
 Trade accounts receivable                                                        228,031              150,459
 Investment securities available for sale                                         294,898              664,199
 Prepaid expenses and other                                                        12,138               20,492
                                                                              -----------          -----------
           Total current assets                                                 3,420,033            3,129,698
                                                                              -----------          -----------

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of
   $6,343,746 on August 31, 2005  and $6,303,976 on February 28, 2005             954,532              989,464

Coal and gravel properties, net of accumulated depletion and depreciation
  of $8,051,719 on August 31, 2005  and $8,051,719 on February 28, 2005           260,488              260,488

Real estate held for development                                                3,054,903            3,029,759

Other property and equipment, net of accumulated depreciation
  of $415,608 on August 31, 2005 and $402,903 on February 28, 2005                129,372              142,076

Deferred income taxes                                                              32,014              198,038

Other non-current assets                                                          860,076              860,076
                                                                              -----------          -----------
                                                                              $ 8,711,418          $ 8,609,599
                                                                              ===========          ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable                                                             $    47,810          $    58,671
 Accrued expenses                                                                  75,155               47,048
 Deferred income taxes                                                             90,314              170,715
 Current portion of asset retirement obligations                                  223,708              223,708
                                                                              -----------          -----------
           Total current liabilities                                              436,987              500,142

Asset retirement obligations                                                      416,953              407,748
                                                                              -----------          -----------
           Total liabilities                                                      853,940              907,890
                                                                              -----------          -----------

Stockholders' equity:
 Common stock, $.04 par value, 20,000,000
     shares authorized, 10,157,803 shares issued                                  406,312              406,312
 Additional paid-in capital                                                       805,092              805,092
 Retained earnings                                                             16,733,874           16,433,803
 Accumulated other comprehensive income                                           153,976              291,053
                                                                              -----------          -----------
                                                                               18,099,254           17,936,260
 Less treasury stock, at cost, 5,874,561 shares on August 31, 2005
   and 5,872,811 on February 28, 2005                                          10,241,776           10,234,551
                                                                              -----------          -----------
                Total stockholders' equity                                      7,857,478            7,701,709
                                                                              -----------          -----------

                                                                              $ 8,711,418          $ 8,609,599
                                                                              ===========          ===========

The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     3 Months Ended August 31,       6 Months Ended August 31,
                                                       2005            2004            2005            2004
                                                    -----------     -----------     -----------     -----------
Revenues:
     Oil and gas                                    $   382,306     $   322,131     $   745,330     $   595,231
     Gravel                                               7,500          21,123          20,000          39,708
                                                    -----------     -----------     -----------     -----------
          Total revenues                                389,806         343,254         765,330         634,939
                                                    -----------     -----------     -----------     -----------

Operating expenses:
     Oil and gas                                        201,196         200,725         397,866         406,314
     Coal and gravel                                     13,719          21,599          29,436          45,787
     Real estate development                                 (1)             46              23             120
     General and administrative                         221,157         146,259         356,000         595,286
                                                    -----------     -----------     -----------     -----------
          Total operating expenses                      436,071         368,629         783,325       1,047,507
                                                    -----------     -----------     -----------     -----------

               Loss from operations                     (46,265)        (25,375)        (17,995)       (412,568)

Interest and other, net                                 472,424          10,417         494,072          19,725
                                                    -----------     -----------     -----------     -----------

          Income (loss) before income taxes             426,159         (14,958)        476,077        (392,843)

Income tax expense (benefit)                            157,551          (5,530)        176,006        (145,234)
                                                    -----------     -----------     -----------     -----------

              Net income (loss)                     $   268,608     $    (9,428)    $   300,071     $  (247,609)
                                                    ===========     ===========     ===========     ===========

Basic and diluted income (loss) per common share    $      0.06     $     (0.00)    $      0.07     $     (0.06)
                                                    ===========     ===========     ===========     ===========

Weighted average shares outstanding                   4,283,772       4,291,976       4,284,329       4,296,775
                                                    ===========     ===========     ===========     ===========

Comprehensive income for the three months ended August 31, 2005 and 2004 was $70,648 and $38,851, respectively. Comprehensive income (loss) for the six months ended August 31, 2005 and 2004 was $162,994 and $(215,401), respectively. Included in comprehensive income (loss) is the change in available for sale securities and net income (loss).

The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            6 Months Ended August 31,
                                                                             2005             2004
                                                                          -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                    $   300,071      $  (247,609)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depletion and depreciation                                          52,474           95,886
           Accretion of discount on asset retirement obligations                9,205                -
           Gain on sales of investment securities                            (445,130)               -
           Deferred federal income taxes                                      166,024         (154,105)
           Net changes in assets and liabilities:
              Trade accounts receivable                                       (77,572)         (53,855)
              Prepaid expenses and other current assets                         8,354            8,198
              Accounts payable                                                (10,861)         (29,034)
              Accrued expenses                                                 28,107           12,154
              Asset retirement obligations                                          -             (234)
                                                                          -----------      -----------
                  Net cash provided by (used in) operating activities          30,672         (368,599)
                                                                          -----------      -----------

Cash flows from investing activities:
     Additions to oil and gas properties                                       (4,837)        (110,113)
     Additions to real estate held for development                            (25,144)         (19,867)
     Additions to other property and equipment                                      -          (28,090)
     Proceeds from sales of investment securities                             596,952                -
                                                                          -----------      -----------
                  Net cash provided by (used in) investing activities         566,971         (158,070)
                                                                          -----------      -----------

Cash flows from financing activities:
     Purchases of treasury stock                                               (7,225)         (79,265)
                                                                          -----------      -----------
                  Net cash used in financing activities                        (7,225)         (79,265)
                                                                          -----------      -----------

Net increase (decrease) in cash and cash equivalents                          590,418         (605,934)

Cash and cash equivalents at beginning of period                            2,294,548        2,853,798
                                                                          -----------      -----------

Cash and cash equivalents at end of period                                $ 2,884,966      $ 2,247,864
                                                                          ===========      ===========

Supplemental disclosures of cash flow information:
     Income taxes paid                                                    $    17,294      $    16,822

Recognition in Stockholders' Equity of the net unrealized holding gain on available for sale securities of $137,077 net of tax effect of $80,401 during the six months ended August 31, 2005 and $32,208 net of tax effect of $18,891 during the six months ended August 31, 2004.

The accompanying notes are an integral part of these financial statements.

                              OAKRIDGE ENERGY, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

 The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB of Regulation S-B for the three and six month periods ended August 31, 2005 and 2004 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and six months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006. The Company's operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2005.

      Information regarding operations and assets by segment is as follows:

                                     For the Three      For the Three       For the Six      For the Six
                                     Months Ended       Months Ended       Months Ended     Months Ended
                                    August 31, 2005    August 31, 2004    August 31, 2005  August 31, 2004
                                    ---------------    ---------------    ---------------  ---------------
Business segment revenue:
    Oil and gas                        $ 382,306          $ 322,131          $ 745,330         $ 595,231
    Gravel                                 7,500             21,123             20,000            39,708
                                       ---------          ---------          ---------         ---------
                                       $ 389,806          $ 343,254          $ 765,330         $ 634,939
                                       ---------          ---------          ---------         ---------

Business segment profit (loss):
    Oil and gas                        $ 181,110          $ 121,406          $ 347,464         $ 188,917
    Coal and gravel                       (6,219)              (476)            (9,436)           (6,079)
    Real estate development                    1                (46)               (23)             (120)
    General corporate                   (221,157)          (146,259)          (356,000)         (595,286)
                                       ---------          ---------          ---------         ---------
Loss from operations                     (46,265)           (25,375)           (17,995)         (412,568)
Interest and other, net                  472,424             10,417            494,072            19,725
                                       ---------          ---------          ---------         ---------
Income (loss) before income taxes      $ 426,159          $ (14,958)         $ 476,077         $(392,843)
                                       =========          =========          =========         =========

                                                   As of                As of
                                              August 31, 2005     February 28, 2005
                                              ---------------     -----------------
Total assets:
    Oil and gas                                 $4,437,991            $4,340,258
    Coal and gravel                                260,488               260,488
    Real estate development                      3,054,903             3,029,759
    General corporate                              958,036               979,094
                                                ----------            ----------
                                                $8,711,418            $8,609,599
                                                ----------            ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

            The following discussion should be read in conjunction with Items 6 and 7 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005 and the Notes to Condensed Financial Statements contained in this report.

RESULTS OF OPERATIONS

            The Company had net income of $268,608 ($0.06 per share) for the three months ended August 31, 2005 compared to a net loss of $9,428 ($0.00 per share) for the three months ended August 31, 2004. During the six months ended August 31, 2005, the Company had net income of $300,071 ($0.07 per share) compared to a net loss of $247,609 ($0.06 per share) for the same period in 2004. Increased oil and gas revenues and a profit derived from the sale of a portion of the Company's investment securities available for sale contributed to the profit for the three-month period ended August 31, 2005. For the six months ended August 31, 2005, the same two income items were the contributing factors to profit in addition to the absence of the bonus paid to the Company's Chief Executive Officer in April 2004 for her extraordinary services over a number of years with respect to the Company's proposed Colorado real estate development project.

            Oil and gas revenues increased approximately $60,180 (18.7%) and $150,100 (25.2%) during the three and six-month periods ended August 31, 2005, respectively, as compared to the same periods in 2004, due to a significant increase in the Company's average oil price received, although the oil sales volumes in both periods declined as compared to the 2004 periods. However, the gas volumes and prices both increased during the 2005 periods. The following tables compare the Company's oil and gas revenues and average prices received and its sales volumes of oil and gas during the three and six-month periods ended August 31, 2005 with those during the three and six-month periods ended August 31, 2004:

                          THREE MONTHS       THREE MONTHS
                              ENDED              ENDED             PERCENTAGE
                         AUGUST 31, 2005    AUGUST 31, 2004        DIFFERENCE
                         ---------------    ---------------        ----------
Oil:
Revenues                   $  313,894         $  261,327           +    20.1%
Volume (Bbls.)                  5,365              6,415           -    16.4%
Average Price
  (per Bbl.)               $    58.51         $    40.74           +    43.6%

                          THREE MONTHS       THREE MONTHS
                              ENDED              ENDED             PERCENTAGE
                         AUGUST 31, 2005    AUGUST 31, 2004        DIFFERENCE
                         ---------------    ---------------        ----------
Gas:
Revenues                   $   55,818         $   48,933           +    14.1%
Volume (MCF)                    8,546              7,745           +    10.3%
Average Price
 (per MCF)                 $     6.53         $     6.31           +     3.5%

                           SIX MONTHS         SIX MONTHS
                              ENDED              ENDED             PERCENTAGE
                         AUGUST 31, 2005    AUGUST 31, 2004        DIFFERENCE
                         ---------------    ---------------        ----------
Oil:
Revenues                   $  620,610         $  490,196           +    26.6%
Volume (Bbls.)                 11,282             12,592           -    10.4%
Average Price
  (per Bbl.)               $    55.01         $    38.93           +    41.3%

Gas:
Revenues                   $  102,976         $   83,189           +    23.8%
Volume (MCF)                   16,155             14,106           +    14.5%
Average Price
 (per MCF)                 $     6.37         $     5.90           +     8.0%

Non-material amounts of natural gas liquids revenues and volumes are excluded from the foregoing tables.

            The Company's principal producing oil and gas property in Madison County, Texas is in the process of being waterflooded. Revenues from the property increased during each of the three and six-month periods ended August 31, 2005 and August 31, 2004, primarily due to the increase in the Company's average oil price received from the property. Sales volumes for both oil and gas were at roughly the same levels during the three months ended August 31, 2005, as in each of the preceding three fiscal quarters lending further encouragement to the Company's management that production volumes from the property are stabilizing rather than declining. The operator has begun to see an upturn in the production in some of the wells. Any significant increase in oil production volumes from the property is not expected to occur until fiscal 2008 due to the substantial lag time for the buildup of sufficient water volumes to replace the volume of oil and gas which has been removed from the formation and push the incremental secondary oil reserves to producing wells.

            The Company's gravel revenues declined approximately $13,600 (64.5%) and $19,710 (49.6%) during the three and six-month periods ended August 31, 2005, respectively, as compared to the same periods in 2004, as a result of the discontinuance of gravel sales and road usage fees, but there were rentals for surface use. A dispute developed in fiscal 2004 between the Company and Four Corners Materials, which at the time was conducting gravel mining operations on the Company's Colorado property. As a result of such dispute, Four Corners Materials is no longer mining the property and sales from stockpiles have discontinued and Four Corners Materials is nearing the completion of the reclamation of its gravel mining operation. The Company would lease the property again for gravel operations but has no intention of conducting any operations itself.

            The expenses of the Company's oil and gas operations increased approximately $470 (0.2%) and decreased approximately $8,450 (2.1%) during the three and six-month periods ended August 31, 2005, respectively, as compared to the same periods in 2004. Depletion and depreciation expenses declined approximately $21,900 (53.1%) and $39,570 (49.9%) during the three and six-month periods ended August 31, 2005, respectively, as compared to the same periods in 2004. Such decline was primarily attributable to the Madison County, Texas property and was due to lower production volumes realized than in the comparable 2004 periods and a reduced per barrel amortization rate resulting from the higher quantity of proven oil and gas reserves for the property at the fiscal 2005 year end as compared to the prior year. The decrease in depletion expenses was offset by an increase in lease operating expenses, production taxes and a newly required accounting policy related to accretion of the discount of the retirement obligation. Lease operating expenses increased approximately $14,549 (11.8%) and $12,710 (4.9%) during the three and six-month periods ended August 31, 2005, as compared to the same periods in 2004. Expenses increased from the Madison and Greg County and North Texas area properties during both periods. Production taxes increased approximately $2,530 (16.7%) and $9,590(38.3%) during the three and six-month periods ended August 31, 2005, respectively, as compared to the same periods in 2004, due to the increase in oil and gas revenues. The Company did not incur any exploration expenses, dry hole expenses or leasehold abandonment charges during the first six months of either fiscal 2006 or fiscal 2005.

            The expenses of the Company's coal and gravel operations decreased approximately $7,880 (36.5%) during the three months ended August 31, 2005 compared to the same period in 2004 as a result of lower permitting expenses, lower ad valorem taxes and the absence of depletion expenses resulting from the cessation of gravel sales. The $16,350 (35.7%) decrease in such expenses during the six-month period ended August 31, 2005 resulted from the same contributing factors; plus lower legal expenses were also incurred in connection with the dispute with Four Corners Materials. Engineering expense was an additional expense in the first two quarters of 2005 in connection with the expected reclamation of the coal mine. Real estate development expenses declined approximately $50 (100.0%) and $100 (80.8%) during the three and six-month periods ended August 31, 2005 due to the absence of any legal or depreciation expenses in 2005. The Company incurred virtually no expenses (as opposed to capitalized costs) in the first two quarters of 2005 after the Company made the decision to attempt to sell its proposed real estate development. The Company and its advisors are currently in discussions with potential buyers who have indicated an interest in acquiring the property.

            General and administrative expenses increased approximately $74,900 (51.2%) during the three months ended August 31, 2005 and decreased approximately $239,290 (40.2%) during the six months ended August 31, 2005, as compared to the same periods in 2004. In each of the first two quarters of 2005, there were increases in legal and U.S. Securities and Exchange Commission (the "Commission") reporting expenses due to the establishment of the relationship with a new legal firm and the required amendments of prior period "Commission" filings. There was also an increase in auditing expenses due to the same required filings. The significant decrease in the six-month period ended August 31, 2005 was primarily as a result of the previously mentioned $315,000 bonus paid to Sandra Pautsky in April 2004 and the employer portion of payroll taxes associated with the bonus, while no bonus was incurred in the 2005 period.

            Other income increased approximately $462,010 (4,435.3%) during the three months ended August 31, 2005 and $474,350 (2,404.8%) during the six months ended August 31, 2005 due to the sale of a portion of the Company's investment securities available for sale. Interest and dividend income together continued to increase in both 2005 periods compared to the 2004 periods.

            The Company's weighted average shares outstanding decreased approximately 0.2% and 0.3% during the three and six-month periods ended August 31, 2005, respectively. The Company purchased 1,625 shares of its stock during the first three months of fiscal 2006 and an aggregate of 1,750 shares during the first six months of fiscal 2006. All of such purchases were from unrelated parties.

FINANCIAL CONDITION AND LIQUIDITY

            During the first half of fiscal 2006, the Company's operating and investing activities were net providers of funds. As a consequence, the Company's cash and cash equivalents increased by approximately $590,000 during the six-month period ended August 31, 2005, as compared to the same period in 2004. The Company did not participate in any exploratory or development drilling during the first half of fiscal 2006 and the Company's operating activities provided approximately $30,700 of funds. The Company's investing activities provided approximately $567,000, primarily due to the sale of a portion of the Company's investment securities available for sale. The Company did not receive any funds from sales of oil and gas properties or other property and equipment during the period. The Company's financing activities used approximately $7,200, all on purchases of the Company's common stock. At August 31, 2005 the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $3,179,860.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The foregoing discussion and analysis of the Company's results of operations and financial condition and liquidity is based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In response to the "Commission" Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified certain of its accounting policies as being of particular importance to the portrayal of the Company's results of operations and financial position and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company's financial statements:

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

      Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require the Company to record an impairment of the recorded book values associated with oil and gas properties. The Company has not recognized impairments this year, but has in prior years and there can be no assurance that impairments will not be recognized in the future.

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

               (3) (i) (a)    Articles of Incorporation of Oakridge Energy, Inc.
                              dated May 9, 1969, filed herewith.

               (3) (i) (b)    Articles of Amendment to the Articles of
                              Incorporation of Oakridge Energy, Inc. dated
                              August 30, 1978, filed herewith.

               (3) (i) (c)    Articles of Amendment to the Articles of
                              Incorporation of Oakridge Energy, Inc. dated
                              October 22, 1982, filed herewith.

               (3) (ii)       Bylaws of Oakridge Energy, Inc., filed herewith.

               (31)           Rule 13a-14 (a) /Rule 15d-14 (a) Certifications:
                       (i) Certification of Sandra Pautsky, Principal Executive Officer of the Company, filed herewith.

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

                             OAKRIDGE ENERGY, INC.
                                  (Registrant)

DATE: October 17, 2005                  By /s/ Sandra  Pautsky
                                           -----------------------------------
                                        Sandra Pautsky, President and Principal
                                        Executive Officer

DATE: October 17, 2005                  By /s/ Carol  J.   Cooper
                                           ----------------------------------
                                        Carol J. Cooper, Principal Financial
                                        Officer