Form 10QSB
period 2005-11-30
OAKRIDGE ENERGY INC
filed 2006-01-17
CIK 216748

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005.

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒                  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐                                                NO ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 13, 2006: Common Stock, $.04 par value, 4,282,442 shares

Transitional Small Business Disclosure Format (check one);

YES ☐                                                                                                                                                                   NO ☒

Item 1. Financial Statements.

Oakridge Energy, Inc.
CONDENSED BALANCE SHEETS

	November 30, 2005	February 28, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,041,163	$2,294,548
Trade accounts receivable	238,744	150,459
Investment securities available for sale	274,763	664,199
Prepaid expenses and other	10,390	20,492
Total current assets	3,565,060	3,129,698

Oil and gas properties, at cost using the successful efforts method of accounting, net of accumulated depletion and depreciation of $6,361,162 on November 30, 2005 and $6,303,976 on February 28, 2005	940,991	989,464

Coal and gravel properties, net of accumulated depletion and depreciation of $8,051,719 on November 30, 2005 and $8,051,719 on February 28, 2005	260,488	260,488

Real estate held for development	3,067,877	3,029,759

Other property and equipment, net of accumulated depreciation of $421,847 on November 30, 2005 and $402,903 on February 28, 2005	123,132	142,076

Deferred income taxes	—	198,038

Other non-current assets	860,076	860,076
	$8,817,624	$8,609,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$83,472	$58,671
Accrued expenses	70,316	47,048
Deferred income taxes	82,870	170,715
Income taxes payable	10,955	—
Current portion of asset retirement obligations	223,708	223,708
Total current liabilities	471,321	500,142

Asset retirement obligations	421,556	407,748
Total liabilities	892,877	907,890

Stockholders’ equity:
Common stock, $.04 par value, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,815,208	16,433,803
Accumulated other comprehensive income	141,285	291,053
	18,167,897	17,936,260
Less treasury stock, at cost, 5,874,861 shares on November 30, 2005 and 5,872,811 on February 28, 2005	10,243,150	10,234,551
Total stockholders’ equity	7,924,747	7,701,709

	$8,817,624	$8,609,599

The accompanying notes are an integral part of these financial statements.

Oakridge Energy, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	3 Months Ended November 30,		9 Months Ended November 30,
	2005	2004	2005	2004
Revenues:
Oil and gas	$424,558	$328,584	$1,169,888	$923,815
Gravel	7,500	7,908	27,500	47,616
Total revenues	432,058	336,492	1,197,388	971,431

Operating expenses:
Oil and gas	210,416	236,212	608,282	652,699
Coal and gravel	10,961	17,830	40,397	67,038
Real estate development	140	989	163	1,109
General and administrative	116,937	110,892	472,937	706,178
Total operating expenses	338,454	365,923	1,121,779	1,427,024

Income (loss) from operations	93,604	(29,431)	75,609	(455,593)

Interest and other, net	35,437	11,831	529,509	31,556

Income (loss) before income taxes	129,041	(17,600)	605,118	(424,037)

Income tax expense (benefit)	47,707	(6,507)	223,713	(156,766)

Net income (loss)	$81,334	$(11,093)	$381,405	$(267,271)

Basic and diluted income (loss) per common share	$0.02	$(0.00)	$0.09	$(0.06)

Weighted average shares outstanding	4,283,001	4,287,800	4,283,890	4,293,805

Comprehensive income for the three months ended November 30, 2005 and 2004 was $68,643 and $102,101, respectively.  Comprehensive income (loss) for the nine months ended November 30, 2005 and 2004 was $231,637 and ($121,869), respectively.  Included in comprehensive income (loss) is the change in available for sale securities and net income (loss).

The accompanying notes are an integral part of these financial statements.

Oakridge Energy, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	9 Months Ended November 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$381,405	$(267,271)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	76,130	137,129
Accretion of discount on asset retirement obligations	13,808	20,391
Gain on sales of investment securities	(445,130)	—
Deferred federal income taxes	198,038	(170,102)
Net changes in assets and liabilities:
Trade accounts receivable	(88,285)	(22,711)
Prepaid expenses and other current assets	10,102	11,095
Income taxes payable	10,955	—
Accounts payable	24,801	(17,826)
Accrued expenses	23,268	14,176
Asset retirement obligations	—	(838)
Net cash provided by (used in) operating activities	205,092	(295,957)

Cash flows from investing activities:
Additions to oil and gas properties	(8,712)	(126,158)
Additions to real estate held for development	(38,118)	(33,288)
Additions to other property and equipment	—	(28,090)
Proceeds from sales of investment securities	596,952	—
Net cash provided by (used in) investing activities	550,122	(187,536)

Cash flows from financing activities:
Purchases of treasury stock	(8,599)	(103,665)
Net cash used in financing activities	(8,599)	(103,665)

Net increase (decrease) in cash and cash equivalents	746,615	(587,158)

Cash and cash equivalents at beginning of period	2,294,548	2,853,798

Cash and cash equivalents at end of period	$3,041,163	$2,266,640

Supplemental disclosures of cash flow information:
Income taxes paid	$17,295	$16,822

Recognition in Stockholders’ Equity of the net unrealized holding gain on available for sale securities of $149,768 net of tax effect of $87,845 during the nine months ended November 30, 2005 and $145,402 net of tax effect of $85,285 during the nine months ended November 30, 2004.

The accompanying notes are an integral part of these financial statements.

OAKRIDGE ENERGY, INC.
Notes to Condensed Financial Statements
(Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB of Regulation S-B for the three and nine month periods ended November 30, 2005 and 2004 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes.  Operating results for the three and nine months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2005.

Information regarding operations and assets by segment is as follows:

	For the Three Months Ended November 30, 2005	For the Three Months Ended November 30, 2004	For the Nine Months Ended November 30, 2005	For the Nine Months Ended November 30, 2004
Business segment revenue:
Oil and gas	$424,558	$328,584	$1,169,888	$923,815
Gravel	7,500	7,908	27,500	47,616
	$432,058	$336,492	$1,197,388	$971,431

Business segment profit (loss):
Oil and gas	$214,142	$92,372	$561,606	$271,116
Coal and gravel	(3,461)	(9,922)	(12,897)	(19,422)
Real estate development	(140)	(989)	(163)	(1,109)
General corporate	(116,937)	(110,892)	(472,937)	(706,178)
Profit (loss) from operations	93,604	(29,431)	75,609	(455,593)
Interest and other, net	35,437	11,831	529,509	31,556
Profit (loss) before income taxes	$129,041	$(17,600)	$605,118	$(424,037)

	As of November, 2005	As of February 28, 2005
Total assets:
Oil and gas	$4,539,211	$4,340,258
Coal and gravel	260,488	260,488
Real estate development	3,067,877	3,029,759
General corporate	950,048	979,094
	$8,817,624	$8,609,599

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations

The Company had a net income of $81,334 ($.02 per share) in the three months ended November 30, 2005 compared to a net loss of $11,093 ($.00 per share) in the three months ended November 30, 2004.  In the nine-month 2005 period, the Company had net income of $381,405 ($.09 per share) compared to a net loss of $267,271 ($.06 per share) in the 2004 nine-month period.  The Company had increased oil and gas revenues and interest and other, net in both 2005 periods which were offset by reduced gravel revenues during the nine-month 2005 period.

Oil and gas revenues increased approximately $96,000 (29.2%) and $246,100 (26.6%) in the three and nine-month 2005 periods, respectively,  primarily due to increases in the Company’s average oil and gas prices received for both periods as oil sales volumes in the three-month period increased very slightly with the gas sales volumes continuing to decline. The sales volumes declined for oil, but increased for gas in the nine-month 2005 period as compared to the 2004 period. The following tables compare the Company’s oil and gas revenues and average prices received and its sales volumes of oil and gas during the three and nine months ended November 30, 2005 with those during the three and nine months ended November 30, 2004:

	Three Months	Three Months
	Ended	Ended	Percentage
	November 30, 2005	November 30, 2004	Difference

Oil:
Revenues	$342,809	$270,036	+26.9%
Volume (Bbls.)	5,661	5,604	+1.0
Average Price (per Bbl.)	$60.56	$48.19	+25.7

	Three Months	Three Months
	Ended	Ended	Percentage
	November 30, 2005	November 30, 2004	Difference

Gas:
Revenues	$70,637	$46,060	+53.4%
Volume (MCF)	6,960	7,860	-11.5
Average Price (per MCF)	$10.15	$5.86	+73.2

	Nine Months	Nine Months
	Ended	Ended	Percentage
	November 30, 2005	November 30, 2004	Difference

Oil:
Revenues	$963,419	$760,232	+26.7%
Volume (Bbls.)	16,943	18,195	-6.9
Average Price (per Bbl.)	$56.86	$41.78	+36.1

Gas:
Revenues	$173,612	$129,249	+34.3%
Volume (MCF)	23,114	21,966	+5.2
Average Price (per MCF)	$7.51	$5.88	+27.7

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing tables.

The Company’s principal producing oil and gas property in Madison County, Texas is in the process of being waterflooded.  Revenues from the property continued to increase in both 2005 periods, primarily due to the increase in the Company’s average oil and gas prices received from the property. Volumes from wells in the location nearest the water injection wells are increasing in response to the waterflood, however, the operator of the property does not expect a significant increase in oil production volumes from the property until the void in the producing formation from prior oil production, which is the equivalent of roughly 2,000,000 barrels of oil, has been filled.

The Company’s gravel revenues declined approximately $400 (5.1%) and $20,100 (42.2%) in the three and nine-month 2005 periods, respectively, as a result of the loss of gravel sales and road usage fees, but the Company received rentals for surface use. As previously reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005, Four Corners Materials is no longer mining the property and the gravel sales have been discontinued.  The Division of Minerals and Geology (“DMG”) has released a portion of the reclamation bond held by Four Corners Materials as they have reclaimed a portion of the mine; however, reclamation of the gravel mine is ongoing. Four Corners Material continues to hold a reclamation bond with the DMG for the remainder of its reclamation obligation.  The Company would consider leasing the property again for gravel operations but has no intention of conducting any operations itself.

The expenses of the Company’s oil and gas operations decreased approximately $25,800 (10.9%) and $44,400 (6.8%) in the three and nine months ended November 30, 2005, respectively, mainly due to lower lease operating expense and depletion expense.  Lease operating expense declined approximately $17,500 (11.6%) in the three months ended November 30, 2005 and $4,800 (1.2%) in the nine-month 2005 period primarily due to the lower level of workovers the Company performed in the North Texas area.  Lease operating expense in the North Texas area alone decreased approximately $26,800 in the three months ended November 30, 2005 and approximately $20,300 in the nine-month 2005 period.  The Panola County, Texas property also declined in the nine-month 2005 period by approximately $21,800.  These decreases were offset somewhat by an increase in lease operating expense in the Madison County, Texas property in the three and nine-month 2005 periods of approximately $9,500 and $32,500, respectively.  Depletion and depreciation expense declined approximately $15,100 (46.5%) in the 2005 three-month period and approximately $54,700 (48.9%) in the 2005 nine-month period.  Such decline was primarily attributable to the Madison County, Texas property resulting from lower production volumes than in the 2004 period compared to higher proven developed reserves creating a lower depletion rate applied to a lower depletable balance for the property in the fiscal 2005 periods as compared to the prior year. Production taxes increased approximately $4,400 (28.6%) in the 2005 three-month period and $14,000 (34.6%) in the nine-month period due to the Company’s increased oil and gas revenues.  A newly required accounting policy related to accretion of the discount of the retirement obligation also contributed to the offsetting increases. Ad valorem taxes increased approximately $2,900 and $2,600 in the three and nine-month periods 2005, respectively, to adjust for the difference between the actual tax statements received for calendar

2005 and the accruals in prior periods based on calendar 2004 payments.  The Company did not incur any exploration expense, dry hole expense or leasehold abandonment charges during any of the 2005 or 2004 periods, and field payroll and engineering expense were at the same levels in all 2005 and 2004 periods.

The expenses of the Company’s coal and gravel operations decreased approximately $6,900 (38.5%) in the three months ended November 30, 2005 and $26,600 (39.7%) in the nine months ended November 30, 2005 compared to the 2004 periods primarily as a result of significantly reduced legal expense, lower permitting expense, partially offset by higher engineering expense in the nine-month period and the absence of depletion expense resulting from the cessation of gravel sales in both periods.  Real estate development expenses declined approximately $850 (85.8%) and $950 (85.3%) in the three and nine-month 2005 periods, respectively, as the Company incurred only minimal legal expense in the 2005 and 2004 periods (as opposed to capitalized costs) after the Company made the decision during the three months ended May 31, 2004 to attempt to sell its proposed real estate development.

General and administrative expenses were at approximately the same levels in the 2005 and 2004 three-month periods; however, such expenses decreased approximately $233,241 (33.0%) in the nine months ended November 30, 2005.  In the three-month 2005 period, increases in employee benefit, governmental reporting, property tax and legal expenses were offset by declines in travel and office repair expenses.  The significant decrease in the 2005 nine-month period was primarily as a result a bonus paid to Sandra Pautsky the Company’s President and Principal Executive Officer, in April 2004 with no such bonus occurring in the 2005 periods. This decrease was partially offset by increases in legal expense and governmental reporting expense due to the change in legal counsel.

Interest and other income, net increased approximately $23,600 in the three months ended November 30, 2005 due to higher levels of interest and dividend income received.  Other income increased approximately $498,000 in the 2005 nine-month period due to the combination a realized gain of approximately $445,000 as a result of the sale of a portion of the Company’s investment securities available for sale and higher interest and dividend income due to increasing interest rates.

The Company’s weighted average shares outstanding decreased approximately 0.1% and 0.2% during the three and nine months ended November 30, 2005, respectively.  The Company purchased 300 shares of its stock during the 2005 three-month period and an additional 1,750 shares in the remainder of the 2005 nine-month period.  All of such purchases were from unrelated parties.

Financial Condition and Liquidity

During the first nine months of fiscal 2006, the Company’s operating and investing activities were net providers of funds with the financing activities being the only user.  As a consequence, the Company’s cash and cash equivalents increased by approximately $746,600 during the nine-months ended November 30, 2005.  During the period, the Company’s operating activities provided approximately $205,100 primarily due to the increase in oil and gas revenue without an offsetting increase in oil and gas expenditure of funds during the nine-month period.  The Company’s investing activities provided approximately $550,100 primarily due to the proceeds from the sale of investment securities available for sale with moderate uses of funds for additions to oil and gas properties and real estate held for development.  The Company’s financing activities used approximately $8,600 all on purchases of the Company’s common stock.  At November 30, 2005, the Company had no indebtedness and cash, cash equivalents and investment securities available for sale totaling approximately $3,315,900, an approximate $357,200 increase since February 28, 2005.

The Company expects to fund its contemplated operations and any purchases of the Company’s stock it makes during the remainder of fiscal 2006 from its cash and cash equivalents, sales of all or a portion of its investment securities available for sale and any cash flow from its operations.  Given the Company’s decision to attempt to sell its proposed Colorado real estate development project, the Company currently does not expect to make any material expenditures on such project for the remainder of fiscal 2006.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of the Company’s results of operations and financial condition and liquidity is based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In response to the Securities and Exchange Commission’s (“the Commission”) Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified certain of its accounting policies as being of particular importance to the portrayal of the Company’s results of operations and financial position and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:

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

RESERVE ESTIMATES: The Company’s estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates and such variances may be material.

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

ASSET RETIREMENT OBLIGATIONS: Effective March 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding and including the Company’s previous coal mining operations. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-QSB and other materials filed by the Company with the Commission contain forward-looking statements relating to the Company’s operations and the oil and gas industry. Such forward-looking statements are based on management’s current projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “believes,” “estimates,” “anticipates” and similar words.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission.  Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB.

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

OAKRIDGE ENERGY, INC.
(Registrant)

Date: January 17, 2006	By	/s/ Sandra Pautsky
Sandra Pautsky, President and Principal Executive Officer

Date: January 17, 2006	By	/s/ Carol J. Cooper
Carol J. Cooper, Principal Financial Officer