Form 10KSB
period 2006-02-28
OAKRIDGE ENERGY INC
filed 2006-05-30
CIK 216748

U.S. Securities and Exchange Commission
Washington, D. C. 20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number 0-8532

OAKRIDGE ENERGY, INC.
(Name of small business issuer in its charter)

Utah	87-0287176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4613 Jacksboro Highway
Wichita Falls, Texas	76302
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (940) 322-4772

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.04 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

State issuer’s revenues for its most recent fiscal year. $1,561,058

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

$11,708,409 as of May 27, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

4,266,917 as of May 27, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):  YES  ☐   NO  ☒

TABLE OF CONTENTS

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Oil and Gas Operations
Gravel Operations
Carbon Junction Coal Mine
Real Estate Held for or Sale
Competition and Markets
Regulation
Environmental and Health Controls
Operating Hazards and Uninsured Risks
Employees
ITEM 2. DESCRIPTION OF PROPERTY
Oil and Gas Properties
Reserves
Production
Lifting Costs and Average Sales Prices
Sales Contracts and Major Customers
Developed Acreage and Productive Wells
Undeveloped Acreage
Drilling Activity
Coal and Gravel Properties
Real Estate
Office Building
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
Financial Condition and Liquidity
Critical Accounting Policies and Estimates
Forward-Looking Statements
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

i

ITEM 8A. CONTROLS AND PROCEDURES
ITEM 8B. OTHER INFORMATION
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
Section 16(a) Beneficial Ownership Reporting Compliance
Audit Committee
Audit Committee Financial Expert
Nomination Procedures
Code of Ethics
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
Audit-Related Fees
Tax Fees
All Other Fees
Pre-Approval Policies and Procedures
SIGNATURES
EXHIBITS

ii

PART I

ITEM 1.                DESCRIPTION OF BUSINESS.

Oakridge Energy, Inc. (the “Company”) is engaged in the exploration for and development, production and sale of oil and gas primarily in Texas. The Company has also received royalty income and other fees from gravel deposits in Colorado and holds certain real estate in Colorado for sale.

The Company is a Utah corporation incorporated in 1969. The Company’s executive offices are located at 4613 Jacksboro Highway, Wichita Falls, Texas 76302. The Company’s telephone number is (940) 322-4772.

The Company has restricted its oil and gas exploration activities in recent fiscal years as it has conserved its limited resources for utilization on a secondary recovery waterflood project on its principal oil and gas producing property in Madison County, Texas and its proposed real estate development project adjacent to Durango, Colorado. In fiscal 2006, the Company continued to participate in the tightly controlled implementation of the waterflood project started in the last quarter of fiscal 2003. See “Oil and Gas Operations” and “Real Estate Held for Sale” below and “Item 6. – Management’s Discussion and Analysis or Plan of Operation.”

During mid 2004, Sandra Pautsky, the Company’s Chief Executive Officer and principal shareholder, received treatment for cancer that was diagnosed in late 2003. Ms. Pautsky has responded well to treatment and has resumed normal activities, although additional treatment will be necessary in the future. Ms. Pautsky has been the principal force pushing the Company’s proposed real estate development project. Concerns regarding her health, the project size, the significant financial requirement by the Company, the number of years to complete, coupled with the risk involved to the Company in committing so much of its limited financial resources to one project caused the Company to decide after the end of fiscal 2004 to attempt to sell its land. The Company signed a contract on April 4, 2006 to sell the property. See “Real Estate – Decision to Sell Property” below and “Item 6. – Management’s Discussion and Analysis or Plan of Operation.”

Oil and Gas Operations

For more than the last three fiscal years, the Company’s oil and gas operations were primarily conducted in Madison, Freestone, Red River, Panola, Gregg and Smith Counties of East Texas and in various areas of North Texas.

Due to its decision to conserve its funds for expenditures on other projects, the Company did not participate in the drilling of any exploratory or development wells in the fiscal year ended February 28, 2006. In previous periods, Sandra Pautsky, the Company’s President, and Danny Croker, the Company’s Vice President, have selected the exploration and development prospects in which the Company has participated. For some time, it has been the Company’s practice to purchase interests of varying size in exploration prospects originated by others (i.e., independent geologists or other independent oil and gas companies). In most cases, the originator of the prospect has already assembled the oil and gas leases and performed most, if not all, of the necessary geological and/or geophysical work before the interests in the prospects are offered for sale to the Company. Under such circumstances, the Company typically pays a percentage of the initial prospect costs greater than the percentage of ownership interest in the prospect which the Company acquires.

The Company’s principal producing oil and gas property for the past eight fiscal years has been its 25% interest in the BSR (Sub-Clarksville) Field in Madison County, Texas (the “Madison County, Texas property”). In fiscal 2006 the Madison County, Texas property was responsible for approximately 60% of the Company’s total oil and gas revenues. The property consists of 25 wells with proven developed producing reserves and three water injection wells and one water supply well. The property is fully developed for its primary oil and gas reserves. As production declined, plans were made by the operator of the property, the Company and the other working interest owners to install a secondary recovery project on the property. The Company’s independent petroleum engineers have estimated that 473,141 barrels of proven undeveloped secondary oil reserves are recoverable to the Company’s interest in the property by waterflooding the reservoir. In fiscal 2003, final royalty owner and Texas Railroad Commission approvals of the project were obtained, the property was unitized and the project commenced effective as of December 1, 2002. Produced water from the property has been injected back into the reservoir since 1999 through a dry hole drilled on the property in the last stage of its development and two other wells on the property have been converted into water injection well and one well has become a water supply well. The total flood life is expected to be approximately 18 years, and the project may ultimately require converting a total of 10 producing wells to water injection wells and converting another producing well to a water supply well. The Company’s investment cost for the project is estimated to be approximately an additional $140,000, which includes its share of the cost for a proposed water plant and water distribution system and the conversion costs mentioned above. See “Item 6. – Management’s Discussion and Analysis or Plan of Operation - Results of Operations.”

Gravel Operations

The Company’s gravel property is located on approximately 65 acres of the 1,965 acres of land owned by the Company in fee in La Plata County, Colorado. For some time, Four Corners Materials mined sand, gravel and rock products from the gravel permit area pursuant to a gravel contract and surface lease with the Company. The original permit area covered 33 acres, but, with the Company’s consent, Four Corners Materials added an adjacent 11.9 acres (9.9 acres in one transaction, 2.0 in another) of the Company’s land to the permit area in fiscal 2002 to give Four Corners Materials additional gravel reserves to mine. Four Corners Materials’ original contract and lease expired on January 1, 2002 and it had been operating since that time under the terms of an oral extension of such contract and lease made between the Company’s and Four Corners Materials’ managements, which was not fully implemented until the fourth quarter of fiscal 2003.

In consideration of the Company’s inclusion of the additional acreage under the contract and lease, Four Corners Materials, effective as of July 1, 2001, increased the royalty paid to the Company with respect to tonnage mined from the additional 11.9 acres and paid a road usage fee to the Company based on the tonnage mined. It also agreed to perform, at the Company’s expense on a “cost plus” basis, the required land reclamation work on the Company’s coal mine permit area located on other portions of the property. In August 2002, Four Corners Materials amended its gravel mining permit to include 97.31 acres. A portion of those acres had formerly been included in the Company’s coal permit. In September 2003, Four Corners Materials unilaterally amended its gravel permit to consist of 64.51 acres, including a lesser portion of acres formerly included in the Company’s coal permit. A dispute developed in fiscal 2004 between the Company and Four Corners Materials, which at the time was conducting gravel mining operations on the Company’s Colorado property. Gravel mining ceased and the only gravel sales made during fiscal 2005 were from stockpiles of gravel accumulated prior to the cessation of mining. The Company received only road usage fees and a small amount of income from gravel sales during fiscal 2005. The Company would consider leasing the property again for gravel operations but has no intention of conducting gravel mining operations itself on the property.

Approximately two days after informing Four Corners Materials that it had violated its contractual obligation to the Company and that Four Corners Materials was to cease operations and vacate the property, the Company had a fly-over of the property completed for an aerial record to determine Four Corners Materials’ mining operations status, gravel mine reclamation liability, remaining obligations with respect to the Company’s coal mine reclamation project, and stockpile volumes. The State of Colorado Division of Mining and Geology (the “DMG”) conducts monthly inspections of both the gravel mine and coal mine to monitor activities and performance of reclamation responsibilities. The DMG also periodically conducts aerial inspections to record observations.

Four Corners Materials has now reclaimed its mining operation on the property. The Colorado Division of Minerals and Geology has released a portion of Four Corners Materials financial warranty with regard to reclamation, however a portion of the bond is held subject to DMG’s confirmation that environmental responses, vegetation and re-growth has stabilized. The Company is awaiting conclusion of Four Corners Materials reclamation activities on the property before it makes a final determination regarding taking further action to enforce Four Corners Materials’ obligations to the Company.

Carbon Junction Coal Mine

The Company owns the Carbon Junction coal mine which is also located on its 1,965 acres of land in La Plata County, Colorado. The mine permit currently covers 192 acres of the property. Four Corners Materials had been performing the required work at the Company’s expense to reclaim the disturbed land under the Company’s coal mining permit. Following the dispute with Four Corners Materials reclamation activities ceased. In March of 2006, the Company put out a Final Reclamation Bid Package for its Carbon Junction coal mine. On April

24, 2006 the Company entered into fixed price contract in the amount of $567,000 with C&J Gravel of Durango, Colorado to accomplish the work in the Final Reclamation Bid Package. As of February 28, 2006, the Company’s reclamation reserve was raised to approximately $567,000 to reflect the amount contracted by the Company for the reclamation. The full release of the Company’s reclamation performance bond is subject to the DMG’s confirmation that environmental responses, ground cover, vegetative habitat and re-growth have stabilized.

The Company’s mine permit was renewed in July 2003 for an additional five-year term so that the reclamation work could be completed. See “Item 6. – Management’s Discussion and Analysis or Plan of Operation.”

Real Estate Held for Sale

Location:  The Company owns approximately 1,965 acres of land (the “Durango Property”) located in La Plata County, Colorado. The major highways intersecting the City of Durango and La Plata County are US Highway 550 running north and south and US Highway 160 running east and west. The Company’s land is aligned with US Highway 160 and is located on a mesa adjacent to and above the City of Durango. The property is not currently within the City limits; however, certain portions of the property have common boundaries to the City.

Background and Plan Approval Process:  In September 2000, the Company filed an annexation application and Conceptual Plan with the City of Durango, Colorado for 1,100 acres of its property. The Company became aware that, prior to any action by the City regarding annexation, a plan had to be developed and approved by the City for the area in which the Company’s property is located (an “Area Plan”). An Area Plan evaluates land uses within a specific area to determine whether the uses will be compatible with each other. Properties adjacent and nearby that may be impacted by the landowner requesting annexation are studied. Impacts to resources of minerals, coal, oil and gas, as well as wildlife, archeological, geologic and environmental hazards, traffic, public facilities and infrastructure are reviewed. Public hearings on the Area Plan provide a forum for neighborhood discussion and comment. Public meetings were held in fiscal years 2001, 2002, and 2003. The ideas, issues and concerns of the property owners, the Durango community, and City staff were used to prepare the Area Plan. The plan provides guidance for decisions in developing lands within the Area Plan consistent with the community’s larger vision for Durango.

 Significant issues that arose during the approval process were public access across and through the mesa, the City’s desire for greater density, and the Company’s desire for its land to be developed at a lower density.

The sole current access onto the Company’s property is located on the western end and serves incoming and outgoing traffic that in the past has included gravel trucks. The City required that the Company’s property be served by two or more access roads. The City’s 1997 US Highway 160/550 Area Plan included a bypass from Highway 160/550 across the Company’s property connecting U.S. Highway 550 to Horse Gulch/Goeglein Road to the east. The Company advised the City that it could not support a bypass through the Company’s property. The issue ultimately was resolved by the Company’s agreement to accept the minor arterial roadway concept and the City’s agreement to shift the location of the roadway to the perimeter of its property so that the roadway would not cross the planned golf course. Additional access may be required in accordance with the Area Plan during the annexation process. However, no paved secondary access road serving the mesa is required until a traffic study determines the average daily traffic volume to and from the area will exceed 5,000 vehicle trips per day.

With respect to the density of housing units, as issues arose during the Area Plan process, the Company proposed to build fewer residential units than the City desired. The Durango Property has been identified by the community as a very desirable location for growth. The approved Area Plan supports the construction of anywhere from approximately 1,500 to 3,000 residential units.

Plan concept:  Conceptual Plans are conceptual in nature and subject to change. The guidelines within the Area Plan reflect the principles found in traditional neighborhood developments. The Company’s mixed use development concept, tentatively called “Oakridge at Durango,” is a neighborhood design where residential villages would be within convenient walking or biking distance to nearby neighborhood squares offering life’s daily essentials. Each square would include a small neighborhood business district intended as a transitional area of light business uses between residential areas and other features where shopping, services or office spaces would be provided to the nearby neighborhoods. The center of each square would include a small community park and plaza for resting, playing or eating. Houses of worship and day care would be conveniently sited. Residential densities would shift from high-density in the center of the village to medium or less density as the golf course or rims of the mesa are approached. The Area Plan adopted by the City of Durango incorporates areas of open space and preserves hillsides, gulches and other natural features of the terrain, while allowing residential, commercial and resort development opportunities around the proposed golf course and other recreational properties. A substantial business park is envisioned to attract corporate home offices and local businesses to the area.

The mountainous acres of the Durango Property that extend northeast would remain outside the annexed area of the Durango city limits for possible development into 35-acre lots in the future.

Approval of Area Plan:  The Plan, contemplating that approximately 1,202 acres of the Company’s property would be annexed, was adopted by the City of Durango Planning Commission in December 2003 and by the City Council in January 2004. The Company’s management believes that the approval of a final Area Plan constitutes a major step forward for the Company.

Annexation:  The next step in the process will be for the City of Durango, when requested by the Company or any new owner (see “Decision to Sell the Durango Property,” below), to approve the Company’s annexation application. Once an Area Plan has been adopted, then an annexation impact report is required to address the physical analysis of the annexation issue. The applicant will submit to the City of Durango an annexation application, a Master Plan for infrastructure, and a plan for its initial phase of development. The City Planners will review, hold public hearings, and then prepare a recommendation to the City Council to approve, approve with conditions or deny the annexation application and plan for development. At this stage, the Company is unable to estimate the timetable for all of the foregoing to occur.

Decision to Sell the Durango Property:  After obtaining approval of the Area Plan, the Company concluded, during the first quarter of fiscal 2005, that it would be prudent for it to attempt to sell the Durango Property. The Company’s decision was based on several principal factors, one being the recent developments with respect to the health of Sandra Pautsky, its Chief Executive Officer and principal shareholder, who has been the moving force pushing the development of the Company’s property since the death of her father, Noel Pautsky, in 1998. In fiscal 2004, Ms. Pautsky was diagnosed with a life-threatening form of cancer. In mid-2004 Ms. Pautsky received specialized treatment for her disease. She responded well and has resumed normal activities. Additional treatment will be necessary in the future. Concerns regarding her health, the size of the proposed development, the significant financial requirement by the Company, the number of years to complete, coupled with the risk involved to the Company in committing so much of its limited financial resources to one project caused the Company to decide after the end of fiscal 2004 to attempt to sell its land in fiscal 2005. The Company’s officers, other than Ms. Pautsky, have not been actively involved with respect to the Durango Property; however, in the event that the Company should not sell the Durango Property, the Company anticipates that Chi Chi Ray, Ms. Pautsky’s daughter, a long-term employee of the Company, would assume primary responsibility for the Company’s Durango development activities. Ms. Ray has been actively involved historically and to date with the Company’s actions in Colorado.

Efforts related to the Sale of the Durango Property:  In late fiscal 2005, the Company engaged in serious negotiations with two potential buyers. As negotiations progressed in fiscal 2006, the Board of Directors determined it would be prudent to obtain outside assistance in marketing the Durango Property and/or the Company and its assets.

On May 16, 2005, representatives of Morgan Keegan & Co., Inc. met with certain members of the Board of Directors and discussed marketing the company and its assets. The Board of Directors determined that the Company should solicit buyers for a sale of the Company and/or its assets on terms and at prices that would maximize shareholder value.

On June 3, 2005, the Board of Directors approved the retention of Morgan Keegan to analyze the strategic alternatives for the Company and the Durango Property. As part of its process, Morgan Keegan agreed to identify different categories of potential buyers depending on their interest in the Company, as a whole, its energy assets, or the Company’s real estate assets. In addition, Morgan Keegan agreed to aggressively market the Company and its assets to a large number of potential buyers in order to ensure a competitive process.

During June and July 2005, with guidance from Morgan Keegan, the Company prepared an information memorandum that described the Company, the Durango Property and the acquisition opportunity. Thereafter, Morgan Keegan began to solicit interest from potential buyers identified by both Morgan Keegan and the Board of Directors. Morgan Keegan indicated that it had, on a preliminary basis, identified 38 potential buyers for the Company and/or its assets. Out of the 38 potential buyers identified, 23 parties signed a confidentiality agreement and received the information memorandum.

During the summer and early fall of 2005, Morgan Keegan and Company representatives hosted nine site visits and received eight offers for either the Company or its assets. All offers from potential buyers were rejected because the offers were less than our asking price.

On November 7, 2005, the Company received an offer from the operator of the Madison County, Texas oil property under three different scenarios:  oil and gas assets only, the Durango Property only, or the Durango Property and oil and gas assets. All options offered were rejected because the offers were less than the company’s asking price.

On November 30, 2005, the Board of Directors reviewed the status of Morgan Keegan’s efforts to sell the Company and/or its assets and decided to release Morgan Keegan from its contract. The Company continued discussions with offerors identified by Morgan Keegan after releasing Morgan Keegan.

On December 13, 2005 the Company engaged a local Durango real estate brokerage company on a non-exclusive basis to market the Durango Property at a specified minimum price. The marketing performed by the brokerage company resulted in two site visits but no offers. However, one of the groups remains interested.

On January 12, 2006, the Company engaged another local Durango real estate brokerage company on a non-exclusive basis to market the Durango Property at a specified minimum price. The second brokerage company contacted approximately four potential buyers, which resulted in two site visits. One of the potential buyers performed significant due diligence on the Durango Property, however other offers were received by the Company prior to the completions of such due diligence and no offer was made. On March 21, 2006, one of the potential buyers submitted an offer on the Durango Property and has acknowledged a continued interest in the Durango Property.

On January 13, 2006, the Company contracted with another local Durango brokerage company on a non-exclusive basis to market the Durango Property at a specified minimum price who identified six potential buyers, which resulted in two site visits and one offer on March 17, 2006. The offeror remains interested. This brokerage company was also responsible for identifying Denali Partners, LLC as a potential buyer for the Durango Property in November 2004. Morgan Keegan had also conducted negotiations with Denali Partners, LLC during their marketing efforts to sell the Company and/or its assets and received an offer from Denali Partners, LLC for less than its final offer. At that time a site visit was conducted and the Company provided the brokerage firm with information about the Durango Property that could be used to solicit buyers. The Company was later contacted by the representative for Denali Partners, LLC. and conducted serious negotiations with the group prior to the determination of the Board of Directors in mid-2005 to analyze strategic alternatives for the company and the Durango Property through the engagement of Morgan Keegan.

In February, 2006, the Company renewed negotiations with Denali Partners, LLC. On March 6, 2006, the Company received an offer from Denali Partners, LLC of $35 million, which was later increased to approximately $40 million. Between March 6, 2006 and April 4, 2006, the Company, our legal advisors and financial advisors engaged in conference calls and exchanged correspondence with Denali Partners LLC to negotiate the terms of the Contract to Buy and Sell Real Estate and ancillary documents.

Mutual Acceptance of Contract to Buy and Sell Real Estate:  On April 4, 2006, the Company accepted Denali Partners, LLC’s offer, subject to certain terms and conditions, and our Board of Directors (i) determined that the transactions contemplated by the Contract to Buy and Sell Real Estate were advisable and in the best interest of the shareholders and (ii) unanimously approved the Contract to Buy and Sell Real Estate. At the request of Denali Partners, LLC, Ms. Pautsky agreed to vote the shares of common stock that she owns or has the right to vote in favor of the Asset Sale. On April 4, 2006, the Contract to Buy and Sell Real Estate was executed by all parties thereto. Simultaneously with Ms. Pautsky’s execution of the contract, a press release to the Company’s shareholders describing the sale was published.

Extension of Contract Term:  On May 4, 2006, the Company and the Buyer executed an Agreement to Amend/Extend Contract to allow 14 additional days for completion of the Alta survey of the Durango Property. This action lengthened the Contract’s extension period from June 5, 2006 to June 19, 2006.

Inspection Period and Earnest Money: The Buyer’s obligations under the Contract are subject to and conditioned upon the Buyer’s investigation and study of the Durango Property and satisfaction with all aspects deemed relevant by the Buyer in its sole and absolute discretion. The Contract provides that the inspection period will be the period that is 60 days from the execution of the Contract, or any extension thereof. Prior to June 19, 2006, the Buyer can for any reason in its sole discretion terminate the Contract. The initial earnest money deposit of $2 million will be fully refundable in that event. The Buyer must deliver an additional earnest money deposit of $2 million on the first business day after the inspection period. The combined $4 million in earnest money will be applicable against the purchase price and will not be refundable unless the Company defaults or cannot obtain shareholder approval for the Asset Sale.

Shareholder Approval:  The Contract is expressly contingent upon approval by our shareholders on or before September 1, 2006, which is 120 days after the mutual extension of the Contract on May 4, 2006. The Company may extend such date for an additional 30 days upon written notice by us, if necessary, to complete the shareholder approval process. Failure to obtain shareholder approval by such date will terminate the Contract and all earnest money and interest earned thereon will be returned to the Buyer.

Brokerage Fee:  The Contract provides that the Company will pay, at closing, to Stephen C. Brinley of Stephen C. Brinley & Associates $1 million as full satisfaction of any commission arising from the sale of the Durango Property. Under the terms of the Contract, the Company and the Buyer each represents and warrants to the other that there are no other real estate agents, brokers, finder or other persons or entities entitled to a commission or similar fee in connection with the sale of the Durango Property. If any claims arise for real estate brokerage commissions, fee, or other compensation in connection with the sale of the Durango Property, then the party causing such claims, or through whom such claims are made, will indemnify and hold the other party harmless for any loss or damage which such other party suffers as a result.

Competition and Markets

Competitive Conditions:  Two other Durango area developments are of significant size and could compete with Oakridge at Durango. Three Springs is a large project that is being developed a few miles east of Oakridge at Duranngo on the eastern edge of the City. A new hospital is currently being built on this project. Edgemont Ranch is another development located nearby Durango. Edgemont Ranch is situated to the northeast of the City and when complete is expected to include approximately 1,000 homes on 1,400 acres. Because of the size and the proximity of these projects to the Durango Property, they may compete with Oakridge at Durango.

Competition:  A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company. Competition for desirable leases and suitable prospects for oil and gas drilling operations is intense, and in the past the Company has experienced significant competition in obtaining the services of drilling contractors and in purchasing tubular goods and other materials necessary to drill and complete wells. In fiscal 2005 and 2006, the Company did not experience any difficulty in obtaining services and materials because of its lack of exploration and development activities.

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

Markets:  The Company’s ability to produce and market oil and gas profitably depends upon a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted or anticipated. These factors include the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other factors affecting the availability of a ready market, such as fluctuating supply and demand. Additional factors affecting the marketing of oil and gas include imports and actions by foreign producing nations.

Oil and gas prices have been on a generally upward trend since the first quarter of fiscal 2003 and such prices had a materially positive effect on the Company’s revenues in fiscal 2006 and on the amount and present value of the Company’s estimated proven oil and gas reserves at year end. In fiscal 2006, the Company’s average oil price received increased $15.13 per barrel (approximately 35.6%) from that received in fiscal 2005. The Company’s average gas price received for fiscal 2006 finished the year higher than in fiscal 2005 (an increase of $1.68 per MCF, or approximately 25.7%); however, the effect of changes in gas prices on the Company’s revenues and proven reserves is not as great as changes in oil prices due to the Company’s significant weighting in favor of oil production.

While certain of the Company’s gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 28, 2006. See “Item 6. – Management’s Discussion and Analysis or Plan of Operation - Results of Operations.”

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

Certain sales, transportation and resales of natural gas by the Company are subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act (the “NGA”), the Natural Gas Policy Act of 1978 (the “NGPA”) and regulations promulgated by the Federal Energy Regulatory Commission (“FERC”) under the NGA, the NGPA and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and can affect all who produce, resell, transport, purchase or consume natural gas.

Although FERC transportation regulations do not directly apply to the Company because it is not engaged in rendering jurisdictional transportation services, these regulations do affect the operations of the Company by virtue of the need to deliver its gas production to markets served by interstate or intrastate pipelines.

Coal and Gravel:  The Company’s coal operations in the past have been subject to extensive regulation under the Surface Mining Control and Reclamation Act of 1977 and the Colorado law of a similar nature and the Clean Air Act of 1990. The effects of such regulation have been to increase significantly the lead time to commence actual surface coal mining operations, to make it more costly for the coal to be marketed and effectively to limit the customers for the coal to certain types of power plants. The Company’s gravel operations are subject to comparable regulation, but compliance standards are less rigid.

Environmental and Health Controls

The Company’s operations are subject to numerous federal, state and local laws and regulations relating to environmental and health protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and impose substantial liabilities for pollution resulting from oil and gas operations. These laws and regulations may also restrict air or other discharges resulting from the operation of pipeline systems and other facilities in which the Company may own an interest. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company’s operations, could result in substantial costs and liabilities.

Operating Hazards and Uninsured Risks

The Company’s oil and gas operations are subject to all of the risks normally incident to the oil and gas exploration and production business, including blowouts, cratering, explosions, pollution and other environmental damage, any of which could result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities and other property, clean-up responsibilities, regulatory investigations and penalties and suspensions of operations. As is common in the oil and gas industry, the Company is not fully insured against certain of these risks either because insurance is not available or because the Company has elected not to insure due to high premium costs. The Company maintains comparable insurance coverage for its coal and gravel operations.

Employees

As of April 30, 2006, the Company had five full-time and one part-time employee. Four of the employees were located at the Company’s executive offices and two were field employees located in North Texas. The Company considers its relations with its employees to be satisfactory.

ITEM 2.                DESCRIPTION OF PROPERTY.

Oil and Gas Properties.

Reserves

Reference is made to “Supplemental Oil and Gas Data (Unaudited)” included as supplemental information to the Financial Statements for additional information concerning:  (i) certain cost and revenue information pertaining to the Company’s oil and gas producing activities; (ii) estimates of the Company’s oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company’s oil and gas reserves and the changes in such standardized measure. The engineering report with respect to the Company’s proved oil and gas reserves as of February 28, 2006 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas (“Stephens Engineering”). At such date, all of the Company’s oil and gas reserves were located in the United States and in the States of Texas, Mississippi, Colorado and Oklahoma.

No reserve reports pertaining to the Company’s proved net oil or gas reserves were filed with any Federal governmental authority or agency during the fiscal year ended February 28, 2006, and no major discovery is believed to have caused a significant change in the Company’s estimates of proved reserves since that date.

The following table reflects Stephens Engineering’s estimate of those quantities of oil and gas as of February 28, 2006 which can be produced from the Company’s proved developed reserves during the fiscal year ending February 28, 2007, using equipment installed and under economic and operating conditions existing at February 28, 2006:

Oil (Bbls.)	18,556
Gas (MCF)	24,511

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

Production

The following table shows for each of the three fiscal years ended February 28, 2006 the total production attributable to the Company’s oil and gas interests:

Fiscal Year Ended February 28/29	Oil (Bbls.)	Gas (MCF)
2006	21,587	38,732
2005	23,852	41,289
2004	25,382	36,879

Lifting Costs and Average Sales Prices

The Company’s production (lifting) costs and average sales prices received during each of the three fiscal years ended February 28, 2006 were as shown in the following table:

	Fiscal Year Ended February 28,/29,
	2006	2005	2004
Lifting Costs

Per Equivalent Unit (Bbls.)	$24.30	$20.36	$17.70

Average Sales Prices

Oil (per Bbl.)	57.68	42.54	30.22
Gas (per MCF)	7.63	5.95	5.39

Sales Contracts and Major Customers

The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company’s producing properties are located. During the fiscal year ended February 28, 2006, approximately 72% of the Company’s oil sales were made to Teppco Crude Oil, L.P. (“Teppco”) and approximately 23% were made to Sunoco, Inc. During fiscal 2006, approximately 62% of the Company’s gas sales were made under short-term contracts to Orion Pipeline, L.L.C. (“Orion”) and approximately 17% were made to Red Cedar Gathering Company.

Substantially all of the Company’s oil sales to Teppco and its gas sales to Orion were from the Company’s Madison County, Texas property.

In the opinion of management, the termination of any of the Company’s sales contracts would not adversely affect the Company’s ability to sell its oil and gas production at comparable prices.

Developed Acreage and Productive Wells

As of February 28, 2006, the Company owned working and overriding royalty interests in 8,999 gross (2,530 net) acres of developed oil and gas leases and 67 gross (21.09 net) productive oil and gas wells.

The following table summarizes the Company’s developed acreage and productive wells as of February 28, 2006:

	Developed Acreage(1)				Productive Wells(1)(3)
	Gross(2)		Net(2)		Gross(2)		Net(2)
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
Texas:
Madison Co.	4,515	—	1,129	—	25	—	6.25	—
All Other Cos.	2,248	1,914	1,219	177	26	13	12.47	2.31
Mississippi	40	—	—	—	1	—	0.01	—
Colorado	—	242	—	4	—	1	—	0.02
Oklahoma	40	—	1	—	1	—	0.03	—

Total	6,843	2,156	2,349	181	53	14	18.76	2.33

(1)           Reversionary interests which may increase or decrease the interest shown have been disregarded for purposes of this table.

(2)           “Gross,” as it applies to acreage or wells, refers to the number of wells or acres in which an interest is owned by the Company. “Net,” as it applies to acreage or wells, refers to the sum of the fractional ownership interests owned by the Company in gross wells or gross acres.

(3)           Includes 14 gross (3.19 net) shut-in wells; excludes 8 gross (3.30 net) water injection wells.

Undeveloped Acreage

The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 28, 2006:

State	Gross Acres	Net Acres
Texas	11,697	3,890
Arkansas	2,428	1,214

Total	14,125	5,104

All of the Company’s undeveloped leases in the State of Arkansas cover lands located in Miller County. In the absence of drilling activity which establishes commercial reserves sufficient to justify retention or renewal of leases, the Company’s leases on approximately 68.0% of its net acres will expire in fiscal 2007, 0.84% will expire in fiscal 2008, 0.98% will expire in fiscal 2009 and 0.35% will expire in fiscal 2010. The remaining approximate 29.8% of the Company’s undeveloped acreage, which includes all of such acreage in the State of Arkansas and a portion of such acreage in Gregg and Montague Counties, Texas, is currently held in force by production. The Company has no ownership interest in the Miller County, Arkansas productive acreage.

Drilling Activity

The Company did not participate in drilling any development wells during the three fiscal years ended February 28, 2006, and, as of February 28, 2006, the Company was not in the process of drilling or completing any wells.

Coal and Gravel Properties.

As of February 28, 2006, the Company held 1,825 (456 net) acres of coal leases covering lands in La Plata County, Colorado. The leases were acquired in October 1990 and have remaining primary terms of approximately 10 years. No annual delay rentals or advance minimum royalties are required.

The Company’s Carbon Junction coal mine is located upon such 1,825 acres. The renewal mine permit issued by the State of Colorado for such coal mine pertains to 192 acres out of such 1,825 acres. The Company’s leases cover a 25% interest in the coal under the 1,825 acres. The Company owns most of the surface estate and the other 75% interest in the coal and has the executive rights (i.e., the exclusive right to sign coal leases) on the 25% interest.

In 1991, the Company purchased the surface estate, a 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of 200 additional acres in La Plata County adjacent to the 1,825 acre tract. The Company has not leased the remaining 25% interest in the coal. By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described 1,825 acre and 200 acre tracts. The Company has ended any plans to attempt to operate the Carbon Junction coal mine and renewed its mine permit in July 2003 only so that the required reclamation work on the land affected by its prior mining operations can be completed. See “Item 1 - Description of Business - Carbon Junction Coal Mine.”  The Company expects, however, to continue the coal leases as they involve no significant expense to it.

The Company also owns 55% of the gravel, oil, gas and other mineral rights with respect to the 1,825 acre tract in La Plata County, Colorado and has the executive rights on the remaining 45%. During fiscal 1998, the Company’s permit from the State of Colorado to mine gravel from 33 acres on such tract was transferred to Four Corners Materials. At this time, Four Corners Materials mining permit contains 64.51 acres. Four Corners Materials is no longer mining sand, gravel and rock products from the permit area and has re.claimed the lands disturbed by their activities. See “Item 1. - Description of Business - Gravel Operations” and “Item 6. – Management’s Discussion and Analysis or Plan of Operation - Results of Operations.”

Real Estate.

The surface of most of the land in La Plata County, Colorado described in “Coal and Gravel Properties” above and adjacent acreage totaling 1,965 acres is held for development or sale by the Company. Approximately 1,202 acres of such land is the subject of a planned mixed use development by the Company. See “Item 1. - Description of Business - Real Estate Held for Sale.”

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended February 28, 2006 to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock, $.04 par value, is traded in the over-the-counter market. The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 28, 2006 by quarters. Such quotations were furnished to the Company by the National Quotation Bureau, LLC and were supplied by The National Association of Securities Dealers (“NASD”) through the NASD OTC

Bulletin Board, the NASD’s automated system for reporting NON-NASDAQ quotes and the National Quotation Bureau’s Pink Sheets. The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Period	High	Low

Fiscal Year Ended February 28, 2005:
Quarter Ended May 31, 2004	$5.10	$4.30
Quarter Ended August 31, 2004	6.00	4.50
Quarter Ended November 30, 2004	5.25	3.00
Quarter Ended February 28, 2005	4.25	3.00

Fiscal Year Ended February 28, 2006:
Quarter Ended May 31, 2005	$6.00	$3.25
Quarter Ended August 31, 2005	5.00	3.25
Quarter Ended November 30, 2005	5.00	2.35
Quarter Ended February 28, 2006	5.75	3.25

As of May 27, 2006, the approximate number of holders of record of the common stock of the Company was 431.

The Company did not pay any dividends during the two fiscal years ended February 28, 2006. There are currently no restrictions upon the Company’s ability to pay dividends. Our Board of Directors has not approved a dividend in connection with the proposed sale of the Company’s Colorado lands. Although our Board of Directors will consider approving a dividend to distribute a portion of the net proceeds received from the Asset Sale, if the sale is accomplished, we cannot assure you that such dividend will be approved or declared.

The following table shows all purchases of the Company’s shares of common stock made by the Company during each month of the fourth quarter of the Company’s fiscal year ended February 28, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 1, 2005 through December 31, 2005	500	$3.75
January 1, 2006 through January 31, 2006	4,125	4.52
February 1, 2006 through February 28, 2006	6,900	4.875

Total	11,525	$4.70

The Company has no publicly announced plans or programs to purchase its shares of common stock. The purchases of shares were made in private transactions directly with the stockholders involved.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7.

Results of Operations

The Company had a net income of $323,731 ($.08 per share) in the fiscal year ended February 28, 2006 compared to a net loss of $250,390 ($.06 per share) in the fiscal year ended February 28, 2005. The improvement in the Company’s results of operations in fiscal 2006 was due primarily to improved oil and gas revenues accompanied by the sale of the investment securities available for sale.

Oil and gas revenues increased approximately $302,970 (24.7%) in the fiscal year ended February 28, 2006 due to increases in the Company’s average oil and gas prices received during the year as there continued to be a small decrease in oil and gas sales volumes. Fees in the amount of $36,600 received by the Company both in fiscal 2006 and 2005 for serving as operator of most of the Company’s North Texas area properties are included in oil and gas revenues.

The following table compares the Company’s oil and gas revenues and average prices received by the Company and its sales volumes of oil and gas during fiscal 2006 with those of fiscal 2005:

	Fiscal 2006	Fiscal 2005	Percentage Difference
Oil:

Revenues	$1,261,657	$1,002,626	+25.8%
Volume (Bbls.)	21,874	23,569	-7.2%
Average Price (per Bbl.)	$57.68	$42.54	+35.6%

Gas:

Revenues	$225,490	$179,326	+25.7%
Volume (MCF)	29,545	30,148	-2.0%
Average Price (per MCF)	$7.63	$5.95	+28.3%

Non-material amounts of natural gas liquids revenues and sales volumes for both years are excluded from the foregoing table.

The Company’s oil and gas revenues in fiscal 2006 from the Madison County, Texas property increased $178,928 (24.3%) as the higher average oil and gas prices received for production from the property continued to offset the effect of lower oil and gas sales volumes. The Madison County, Texas property has been fully developed for its primary oil and gas reserves for some time. The property was unitized in fiscal 2003 and a secondary recovery (waterflood) project on the property was commenced in the last quarter of that year. The secondary recovery project has been implemented in a tightly controlled manner by the operator of the property, which intends to complete the project out of the property’s cash flow, if possible, rather than incurring a substantial part of the project’s installation expense upfront at one time. During the first quarter of fiscal 2005, a producing well was re-completed into a water supply well on the property. The water supply wells have added approximately 1,250,000 barrels of makeup water thus far and the producing wells have continued to produce approximately 1,200 to 1,500 barrels of water per day, which are re-injected into the formation. The operator has advised the Company that it does not expect any significant increase in oil production volumes from the property until the void in the producing formation from prior oil and gas production, which is the equivalent of roughly 3,000,000 barrels of oil, has been filled. Any substantial increase in oil production volumes from the property are now not expected to occur until fiscal 2008 at the earliest due to the substantial lag time for the buildup of sufficient water volumes to push the incremental secondary oil reserves to producing wells and the actual production of the incremental reserves. Notwithstanding the Company’s continued strong expectations with respect to the waterflood project, it should again be emphasized that there can be no assurance that the secondary recovery project will be successful.

The Company’s gravel revenues for fiscal 2006 decreased by $20,262 (40.3%), resulting from Four Corners Materials cessation of gravel sales. The Company received only revenues from surface rental in fiscal 2006.

The expenses of the Company’s oil and gas operations decreased $3,763 (.5%) in the fiscal year ended February 28, 2006 resulting from an increase in lease operating expenses, despite an approximate $50,400 (57.2%) decline in depletion and depreciation expense. The decline in depletion and depreciation expense was attributable to the Madison County, Texas property and was due to lower production volumes for the year and a lower per barrel amortization rate resulting from higher proven oil and gas reserves for the property at the fiscal 2006 year end as compared to the prior year. Depletion expense should continue to reduce for this property as its depletable balance lowers. The Company incurred no exploration costs in fiscal 2006 or 2005. There were no dry hole costs in either fiscal 2006 or 2005 as the Company did not participate in the drilling of any wells in these years. The lease operating portion of the overall oil and gas operating expenses increased by approximately $46,700 (6.4%) in fiscal 2006. Such increase was mainly attributable to workovers in Madison County, increased production taxes due to higher revenues and higher ad valorem taxes as a result of higher valuation of oil and gas reserves.

The expenses of the Company’s coal and gravel operations increased by approximately $390,500 (477.9%) in fiscal 2006, primarily as the result of the change in the estimate for the upcoming coal mine reclamation. The Company’s reclamation reserve as of the end of fiscal 2006 was $567,000 compared with a reserve of $157,000 at of the end of fiscal 2005. The fiscal 2006 reserve reflects the fixed price contract compensation agreed to between the Company and a third party contractor who is reclaiming the coal mine. The other coal and gravel operating expenses decreased from fiscal 2005, with the exception of engineering expense related to current reclamation of the coal mine.

Four Corners Materials has reclaimed its gravel mining operation on the property, which consisted of 64.51 acres. DMG released a portion of Four Corners Materials financial warranty with regard to reclamation, however a portion of the bond is held subject to DMG’s confirmation that environmental responses, vegetation and re-growth has stabilized. The Company is awaiting completion of Four Corners Materials’ reclamation activities before it makes a final determination regarding Four Corners Materials’ obligations to the Company.

Real estate development expense declined approximately $788 (50.4%) in fiscal 2006 primarily due to a decrease in legal expenses due to lessened activity as a result of the decision to attempt to sell the property. General and administrative expenses decreased $237,391 (29.5%) in fiscal 2006 resulting from a the absence of a bonus of $315,000 which the Board of Directors of the Company approved (with Ms. Pautsky abstaining) and the Company paid to Sandra Pautsky, the Company’s Chief Executive Officer in 2005 (See “Item 10. - Executive Compensation”) as well as increased legal and government reporting offset partially by decreased office maintenance and shareholder reporting.

Other income increased approximately $761,600 (1,502.1%) in fiscal 2006 compared to fiscal 2005. Other income consists of two primary components - other net income and gain on sales and redemptions of investment securities. Other net income consists primarily of interest and dividend income and the gain or loss on any sale of oil and gas properties or other assets and partnership income or loss. The increase in interest and dividend income was approximately $62,800 due to the rise in interest rates. As to the remaining other net income components, the gain on sale of assets was approximately $5,000 and  the Company’s loss relating to its interest in the limited partnership which operates a small gas pipeline in the East Texas area was approximately $3,300 less in fiscal 2006 than in fiscal 2005.

The Company’s provision for income tax became an expense in fiscal 2006 when it had been a benefit in fiscal 2005 was slightly higher than would be expected to be the case if such provisions were computed by applying the U.S. Federal corporate tax rate to the pretax gain in 2006 and loss in 2005 primarily due to state taxes and as the result of a revision of prior year provision estimate.

The Company’s weighted average shares outstanding decreased approximately .2% in the fiscal year ended February 28, 2006 due to the purchase of 13,575 shares of the Company’s stock made by the Company from other shareholders during the year.

Financial Condition and Liquidity

During fiscal 2006, the Company did not participate in any exploratory or development drilling for the fourth straight year and generally tried to restrict its expenditures on operational and investing activities. The operating activities and investing activities contributed cash with only the financing activity being a net user of cash, resulting in an increase in the Company’s cash and cash equivalents at year end of approximately $1,073,000.

The Company’s operating activities provided approximately $294,000 in cash in fiscal 2006. The Company’s investing activities provided approximately $842,000 in funds (approximately $1,044,000 more than in fiscal 2005) as the Company made small additions to oil and gas properties, real estate held for sale, the sale of the Company’s investment securities available for sale provided the large increase in cash. The Company’s financing activities (entirely purchases of the Company’s common stock) used approximately $62,800 in funds in fiscal 2006, down from approximately $105,800 in fiscal 2005 due to decreases in the number of shares purchased and in the Company’s stock price during the year. At February 28, 2006, the Company still had no indebtedness and cash and cash equivalents aggregated approximately $3,367,000.

Given the Company’s decision to attempt to sell  its Colorado real estate in fiscal 2007, which should eliminate the need for any substantial drawdown of the Company’s cash reserves or the need to obtain additional debt or equity financing, the Company expects to fund its contemplated oil and gas and coal reclamation operations during fiscal 2007 and any purchases of the Company’s stock that it makes from its cash and cash equivalents and any cash flow from its oil and gas properties. The absence of revenues from gravel operations in fiscal 2007 will reduce available funds, although more than sufficient funds should be available to the Company for operations.

The Company’s average oil and gas product prices received increased significantly during fiscal 2006. The Company does not anticipate that its average oil and gas prices received in fiscal 2007 will exceed, or perhaps even be equivalent to, those received during fiscal 2006. The Company currently believes that sales and production volumes from the Madison County, Texas property might be maintained at prior year levels for the first time in seven years. The Company’s fiscal 2007 operations should also benefit from the contemplated release of a portion of the Company’s $817,000 coal mine reclamation bond to the State of Colorado sometime during the year, but there can be no assurance that this will occur during fiscal 2007.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of the Company’s results of operations and financial condition and liquidity is based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s significant accounting policies are described in Note B to the financial statements. In response to Securities and Exchange Commission (the “Commission”) Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified certain of these policies as being of particular importance to the portrayal of the Company’s results of operations and financial position and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:

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

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require the Company to record an impairment of the recorded book values associated with oil and gas properties. The Company has not recognized impairments this year or in the prior year however, there can be no assurance that impairments will not be recognized in the future.

Asset Retirement Obligations:  The Company's recorded asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding and including the Company’s previous coal mining operations. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

ITEM 7.                FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oakridge Energy, Inc.

We have audited the accompanying balance sheets of Oakridge Energy, Inc., a Utah corporation, as of February 28, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 28, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Fort Worth, Texas
April 13, 2006

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	February 28,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,367,361	$2,294,548
Trade accounts receivable	204,137	150,459
Investment securities available for sale	—	664,199
Prepaid expenses and other	18,632	20,492
Total current assets	3,590,130	3,129,698

Oil and gas properties, at cost, using the successful efforts method of accounting:
Proved developed properties	6,980,937	7,082,767
Less accumulated depletion and depreciation	6,242,138	6,303,977
Proved developed properties, net	738,799	778,790
Unproved properties	221,736	210,674
Net oil and gas properties	960,535	989,464

Coal and gravel properties, at cost:
Undeveloped properties	5,850,424	5,850,424
Mining and service equipment	2,461,783	2,461,783
Total coal and gravel properties	8,312,207	8,312,207
Less accumulated depletion and depreciation	8,051,719	8,051,719
Net coal and gravel properties	260,488	260,488

Other property and equipment, net of accumulated depreciation of $421,868 and $402,903, respectively	117,094	142,076

Real estate held for sale	3,077,648	3,029,759

Deferred income taxes	18,786	198,038

Other non-current assets	857,597	860,076

Total assets	$8,882,278	$8,609,599

See accompanying notes to financial statements.

	February 28,
	2006	2005
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$100,337	$58,671
Accrued expenses	52,611	47,048
Deferred income taxes	—	170,715
Current portion of asset retirement obligations	642,308	223,708
Total current liabilities	795,256	500,142

Asset retirement obligations	415,403	407,748
Total liabilities	1,210,659	907,890

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,757,534	16,433,803
Accumulated other comprehensive income	—	291,053
Stockholders’ equity before treasury stock	17,968,938	17,936,260
Less treasury stock, at cost; 5,886,386 shares and 5,872,811shares, respectively	10,297,319	10,234,551
Total stockholders’ equity	7,671,619	7,701,709

Total liabilities and stockholders’ equity	$8,882,278	$8,609,599

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

	Year Ended February 28,
	2006	2005
Revenues:
Oil and gas	$1,531,058	$1,228,088
Gravel	30,000	50,262
Total revenues	1,561,058	1,278,350

Operating expenses:
Oil and gas:
Depletion and depreciation	37,653	88,073
Lease operating	771,499	724,840
Total oil and gas	809,152	812,913

Coal and gravel	472,244	81,715
Real estate development	775	1,562
General and administrative	567,913	805,303
Total operating expenses	1,850,084	1,701,493

Loss from operations	(289,026)	(423,143)

Other income (expense):
Gain on sales and redemptions of investment securities	690,103	—
Other income	122,179	50,700
Total other income	812,282	50,700

Income (loss) before income taxes	523,256	(372,443)

Income tax expense (benefit)	199,525	(122,053)

Net income (loss)	$323,731	$(250,390)

Basic and diluted loss per common share:

Net income (loss)	$0.08	$(0.06)

Weighted average common shares outstanding	4,282,713	4,291,740

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended February 28, 2006 and 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Comprehensive Income (Loss)

Balance at March 1, 2004	$406,312	$805,092	$16,684,193	$147,457	$(10,128,761)	$7,914,293

Purchases of treasury stock	—	—	—	—	(105,790)	(105,790)

Net loss	—	—	(250,390)	—	—	(250,390)	$(250,390)

Change in unrealized gain on investment securities, net of income taxes	—	—	—	143,596	—	143,596	143,596

Comprehensive loss for year							$(106,794)

Balance at February 28, 2005	406,312	805,092	16,433,803	291,053	(10,234,551)	7,701,709

Purchases of treasury stock	—	—	—	—	(62,768)	(62,768)

Net income	—	—	323,731	—	—	323,731	$323,731

Change in unrealized gain on investment securities, net of income taxes	—	—	—	(291,053)	—	(291,053)	(291,053)

Comprehensive income for year
							$32,678
Balance at February 28, 2006	$406,312	$805,092	$16,757,534	$—	$(10,297,319)	$7,671,619

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended February 28,
	2006	2005
Operating Activities
Net income (loss)	$323,731	$(250,390)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	61,800	119,941
Accretion of discount on asset retirement obligations	18,410	27,189
Gain on sales and redemptions of investment securities	(690,103)	—
Gain on sales of oil and gas properties	(3,583)	—
Gain on sales of property and equipment	(1,572)	—
Loss on investment in limited partnership	2,479	5,733
Deferred income taxes	179,252	(141,389)
Changes in operating assets and liabilities:
Trade accounts receivable	(53,678)	105
Prepaid expenses and other	1,860	206
Accounts payable and accrued expenses	47,229	(11,246)
Asset retirement obligations	407,845	(1,838)
Net cash provided by (used in) operating activities	293,670	(251,689)

Investing Activities
Additions to oil and gas properties	(9,243)	(128,637)
Additions to real estate held for sale	(47,889)	(43,101)
Additions to other property and equipment	—	(30,033)
Proceeds from sales of investment securities	892,534	—
Proceeds from sales of oil and gas properties	4,102	—
Proceeds from sales of property and equipment	2,407	—
Net cash provided by (used in) investing activities	841,911	(201,771)

Financing Activity
Purchases of treasury stock	(62,768)	(105,790)

Net increase (decrease) in cash and cash equivalents	1,072,813	(559,250)
Cash and cash equivalents at beginning of year	2,294,548	2,853,798

Cash and cash equivalents at end of year	$3,367,361	$2,294,548

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$16,593	$16,253

Supplemental Disclosure of Non-Cash Information
Change in unrealized gain on investment
securities, net of income taxes	$(291,053)	$143,596

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2006 and 2005

A.            Nature of Business

Oakridge Energy, Inc. (the “Company”) is engaged in the exploration for and development, production, and sale of oil and gas primarily in Texas.  The Company has received lease and royalty income from gravel deposits in Colorado and holds certain real estate in Colorado for sale.  The Company was incorporated in Utah in 1969 and its executive offices are located in Wichita Falls, Texas.

B.            Summary of Significant Accounting Policies

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

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

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income.  SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity.  SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

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

Trade Accounts Receivable

The Company performs ongoing credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers.  Credit losses to date have not been significant and have been within management’s expectations.  In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Investment Securities

The Company reports investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company’s investments are classified at the time of purchase into one of three categories as follows:

•                  Held to Maturity Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, adjusted for the amortization or accretion of premiums and discounts.

•                  Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are reported at fair value, with unrealized gains and losses included in earnings.

•                  Available for Sale Securities - Debt and equity securities not classified as held to maturity securities or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of tax effects).

The Company did not have any securities classified as held to maturity or trading as of February 28, 2006 and 2005.

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  No impairment charges were recorded during 2006 or 2005.

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

Under SFAS No. 144, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis.  On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows.  During 2006 and 2005, the Company recorded no impairment losses related to its proved oil and gas properties.  If estimated future cash flows are not achieved with respect to certain fields, further write-downs may be required.

Investment in Partnership

The Company uses the equity method of accounting for its investment in partnership.  The investment in partnership of approximately $41,000 and $44,000 at February 28, 2006 and 2005, respectively, are included in other non-current assets in the accompanying balance sheets.  The Company recognized losses pertaining to its interest in the partnership of approximately $3,000 and $6,000 during 2006 and 2005, respectively, which are included in other income in the accompanying statements of operations.

Asset Retirement Obligations

The Company accounts for asset retirement obligations under SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  Oil and gas producing companies incur this liability upon acquiring or drilling a well.  Under SFAS No. 143, an asset retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the accompanying balance sheet which is allocated to expense over the useful life of the asset.

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

C.            Investment Securities

The amortized cost and fair value of the Company’s investment securities available for sale, as of February 28, 2005 was approximately $202,000 and $664,000, respectively.  The investment securities were sold during fiscal 2006.

D.    Asset Retirement Obligations

Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties as well as the reclamation of the property surrounding the Company’s previous coal mining operations.  The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $283,000.

The liability has been accreted to its present value as of the end of each year.  The Company evaluated 82 wells, and has determined a range of abandonment dates through August 2024.  The following represents a reconciliation of the asset retirement obligations for the years ended February 28, 2006 and 2005:

	2006	2005

Asset retirement obligations at beginning of year	$631,456	$606,105
Revision to estimate	418,600	—
Liabilities settled during the year	(10,755)	(1,838)
Accretion of discount	18,410	27,189
Asset retirement obligations at end of year	$1,057,711	$631,456

E.            Income Taxes

The Company’s income tax expense (benefit) attributable to income (loss) from continuing operations consists of the following:

	Current	Deferred	Total
Year ended February 28, 2006:
U.S. Federal	$1,745	$173,874	$175,619
State and local	18,528	5,378	23,906
Income tax expense	$20,273	$179,252	$199,525

Year ended February 28, 2005:
U.S. Federal	$2,754	$(137,349)	$(134,595)
State and local	16,582	(4,040)	12,542
Income tax expense (benefit)	$19,336	$(141,389)	$(122,053)

Income tax expense (benefit) for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax income (loss), as a result of the following:

	2006	2005

Computed “expected” tax expense (benefit)	$177,929	$(126,631)
State and local income taxes, net of federal income tax benefit	15,778	8,182
Other, primarily revision of prior year provision estimate	5,818	(3,604)
Income tax expenses (benefit)	$199,525	$(122,053)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at February 28, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$—	$326,632
Alternative minimum tax credit carryforward	102,149	99,293
Asset retirement obligations	391,803	233,449
Total deferred tax assets	493,952	659,374

Deferred tax liabilities:
Oil and gas properties and other property and equipment, principally due to depletion and depreciation	(429,971)	(416,141)
Coal properties, principally due to differences in depletion	(45,195)	(45,195)
Unrealized gain on investment securities available for sale	—	(170,715)
Total deferred tax liabilities	475,166	(632,051)
Net deferred tax asset	$18,786	$27,323

Included in the balance sheet as:
Deferred income taxes, current	$—	$(170,715)
Deferred income taxes, non-current	18,786	198,038
Net deferred tax asset	$18,786	$27,323

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded.

At February 28, 2006, the Company has an alternative minimum tax credit carryforward of approximately $102,000, which has no expiration date and is available to reduce the Company’s future taxable income.

F.                                     Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in oil and gas, coal and gravel activities and real estate development. The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Business segment assets are those assets controlled by each reportable segment. The following table sets forth certain information about the financial information of each segment for the years ended February 28, 2006 and 2005:

	2006	2005
Business segment revenue:
Oil and gas	$1,531,058	$1,228,088
Gravel	30,000	50,262
Total revenues	$1,561,058	$1,278,350

Business segment profit (loss):
Oil and gas	$721,906	$415,175
Coal and gravel	(442,244)	(31,453)
Real estate development	(775)	(1,562)
General corporate	(567,913)	(805,303)
Loss from operations	(289,026)	(423,143)
Other income	812,282	50,700
Income (loss) before income taxes	$523,256	$(372,443)

Business segment assets:
Depreciation, depletion and amortization:
Oil and gas	$37,654	$88,073
Coal and gravel	—	5,371
Real estate development	—	—
General corporate	24,146	26,497
Total depreciation, depletion and amortization	$61,800	$119,941

Capital expenditures:
Oil and gas	$9,243	$128,637
Real estate development	47,889	43,101
General corporate	—	30,033
Total capital expenditures	$57,132	$201,771

Assets:
Oil and gas	$4,591,890	$4,340,258
Coal and gravel	260,488	260,488
Real estate development	3,077,648	3,029,760
General corporate	952,252	979,094
Total assets	$8,882,278	$8,609,599

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

As of February 28, 2006 and 2005, the Company has pledged interest-bearing cash deposits approximating $817,000 to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation based on future operations with respect to coal and gravel properties. These pledged cash deposits are included in other non-current assets in the accompanying balance sheets.

I.                                        Risk Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and investments. Cash equivalents of approximately $3,171,000 and $2,193,000 at February 28, 2006 and 2005, respectively, consisted of interest-bearing cash deposits.

The Company maintains deposits primarily in two financial institutions, which at times may exceed amounts covered by insurance provided by the Securities Investor Protection Corporation and the U.S. Federal Deposit Insurance Corporation, $500,000 for securities and $100,000 for cash balances. At February 28, 2006, the Company had approximately $601,000 of uninsured deposits. The Company had approximately $164,000 of securities and $565,000 of cash equivalent balances that were uninsured at February 28, 2005. The Company has not experienced any losses with respect to uninsured balances.

Oil sales to two customers, which accounted for more than 10% of the Company’s total oil sales, approximated $994,000 (72%) and $311,000 (23%) for the year ended February 28, 2006. Two customers accounted for approximately $686,000 (68%) and $247,000 (25%) of the Company’s total oil sales for the year ended February 28, 2005. Gas sales to three customers approximated $154,000 (62%), $43,000 (17%), and $30,000 (12%) of the Company’s total gas sales for the year ended February 28, 2006. Three customers accounted for approximately $119,000 (66%), $25,000 (14%), and $23,000 (13%) of the Company’s gas sales for the year ended February 28, 2005. Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $437,000 and $518,000 in 2006 and 2005, respectively.

J.                                      Quarterly Operating Results (Unaudited)

Quarterly results of operations for 2006 and 2005 were as follows:

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenues	$375,524	$389,806	$432,058	$363,670	$1,561,058

Income (loss) from operations	28,270	(46,265)	93,604	(364,635)	(289,026)

Net income (loss)	$31,463	$268,608	$81,334	$(57,674)	$323,731

Basic and diluted income (loss) per common share	$0.01	$0.06	$0.02	$(0.01)	$0.08

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenues	$291,685	$343,254	$336,492	$306,919	$1,278,350

Income (loss) from operations	(387,193)	(25,375)	(29,431)	18,856	(423,143)

Net income (loss)	$(238,181)	$(9,428)	$(11,093)	$8,312	$(250,390)

Basic and diluted income (loss) per common share	$(0.06)	$(0.00)	$(0.00)	$0.00	$(0.06)

K.                                   Subsequent Event (Unaudited)

On April 4, 2006, the Company entered into a contract to sell its real estate held for development or sale which is comprised of approximately 1,965 acres of land it owns on Ewing Mesa adjacent to the City of Durango, Colorado for approximately $40 million. The closing of the transaction is subject to a number of conditions that must be satisfied.

The purchase agreement provides for an initial refundable earnest deposit of $2 million and a 60-day inspection and study period for the buyer to be satisfied with all aspects of the property. The inspection and study period has been extended to June 19, 2006 by mutual agreement in order that the Alta Survey may be completed. The buyer can terminate the contract without any further obligation to the Company and the initial earnest deposit is refundable. If the buyer elects to proceed at the end of the inspection period, an additional $2 million earnest deposit is due and the total $4 million is non-refundable, except under limited circumstances. The purchase agreement is further conditioned upon the approval of the Company’s shareholders

OAKRIDGE ENERGY, INC.

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 28, 2006 and 2005, as follows:

	2006	2005
Acquisition of proved properties	$383	$103,170
Acquisition of unproved properties	$8,860	$25,467
Exploration costs	$—	$—

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the years ended February 28, 2006 and 2005:

	2006	2005
Revenues	$1,531,058	$1,228,088
Production costs	(771,499)	(724,840)
Depletion, depreciation, and valuation provisions	(37,653)	(88,073)
Exploration costs	—	—
	721,906	415,175
Income tax expense	245,448	141,160
Results of operations for producing activities (excluding corporate overhead and interest costs)	$476,458	$274,015

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm. Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

	Oil (Bbls.)	Gas (MCF)
Proved developed and undeveloped reserves:
Balance at March 1, 2004	675,587	92,886
Revisions of previous estimates	2,855	120,658
Production	(23,852)	(41,289)

Balance at February 28, 2005	654,590	172,255
Revisions of previous estimates	23,145	46,523
Production	(21,587)	(38,732)

Balance at February 28, 2006	656,148	180,046

Proved developed reserves:
February 28, 2004	90,226	92,886
February 29, 2005	99,369	172,255
February 28, 2006	183,007	180,046

Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves

The following table, which presents a standardized measure of discounted future cash flows and changes therein relating to proved oil and gas reserves, is presented pursuant to SFAS No. 69. In computing this data, assumptions other than those required by the Financial Accounting Standards Board could produce different results. Accordingly, the data should not be construed as being representative of the fair market value of the Company’s proved oil and gas reserves.

Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual arrangements in existence at year end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves. The standardized measure of discounted future cash flows at February 28, 2006 and 2005, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2006	2005
Future cash inflows	$39,315,545	$30,652,937
Future production and development costs	(9,039,156)	(6,706,146)
Future income tax expenses	(4,354,700)	(3,558,888)

Future net cash flows	25,921,689	20,387,903
10% annual discount for estimated timing of cash flows	(7,424,309)	(6,067,533)
Standardized measure of discounted future net cash flows	$18,497,380	$14,320,370

Beginning of year	$14,320,370	$9,763,090
Sales of oil and gas, net of production costs	(759,559)	(503,248)
Extensions, discoveries, and improved recoveries, less related costs	341,415	273,132
Accretion of discount	1,432,037	976,309
Net change in sales and transfer prices, net of production costs	4,030,262	4,557,731
Changes in estimated future development costs	(68,283)	58,817
Net change in income taxes	(1,564,340)	(1,686,511)
Changes in production rates (timing and other)	(61,391)	689,365
Revisions of previous quantities	826,869	191,685

End of year	$18,497,380	$14,320,370

ITEM 8.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company did not change its independent public accounting firm or have any disagreements with them on accounting and financial disclosure issues in the fiscal year ended February 28, 2006.

ITEM 8A.                                       CONTROLS AND PROCEDURES.

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

ITEM 8B.                                       OTHER INFORMATION.

None.

PART III

ITEM 9.                                                DIRECTORS AND EXECUTIVE OFFICERS, OF THE REGISTRANT.

Directors and Executive Officers

The following table provides certain information pertaining to the Company’s directors and executive officers:

Name and Age	Business Experience and Current Positions With Company	Year First Became Director

Sandra Pautsky — 64	Chairperson of the Board of Directors of the Company since July 1998, President since June 1998 and Secretary-Treasurer since May 1992	1986
Danny Croker — 56	Vice President and Assistant Secretary - Treasurer of the Company since May 1992 and owner of Exlco, Inc., oil and gas operations	1992
Randy Camp — 53	Partner in the firm of Moore, Camp, Phillips & Co., L.L.P. (or its predecessor firms), Certified Public Accountants, Wichita Falls, Texas for more than the past five years	1992
Carol J. Cooper — 59	Certified Public Accountant, Principal Accounting Officer of the Company since July 1998 and Principal Financial Officer of the Company since October 2002	N/A

Danny Croker is Sandra Pautsky’s stepbrother. There are no other family relationships among any of the directors or executive officers of the Company. Sandra Pautsky may be considered to be the controlling stockholder of the Company by virtue of her beneficial ownership of approximately 70% of the Company’s outstanding common stock and her positions with the Company. See “Item 11.-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  Each of the directors and executive officers holds office from the date of his or her election for a period of one year or until his or her successor has been elected. None of the directors or executive officers is involved in any legal proceedings in which he or she is a party adverse or has a material interest adverse to the Company. None of the directors or executive officers has been involved in any legal proceedings which are material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company’s common stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).

Based solely on the Company’s review of copies of forms it received and on written representations from the foregoing persons, the Company believes that during the fiscal year ended February 28, 2006 all filing requirements under Section 16(a) of the Exchange Act were met on a timely basis by such persons.

Audit Committee

The Company does not have a separately-designated standing audit committee. Instead, the entire Board of Directors acts as the audit committee for the Company.

Audit Committee Financial Expert

Although the Company does not have a separately-designated audit committee, a member of the Company’s Board of Directors, Randy Camp, meets the requirements to be considered an audit committee financial expert and is independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. listing standards.

Nomination Procedures

The Company has not made any changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure to security holders in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A of the Exchange Act.

Code of Ethics

Pursuant to the requirements of Item 406 of Regulation S-B, the Company’s “Code of Ethical Conduct for Senior Officers,” which is currently in effect, is filed as Exhibit 14 to this report.

ITEM 10.                                         EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation for services in all capacities to the Company for the three fiscal years ended February 28/29, 2006 of the Company’s Chief Executive Officer. No other executive officer of the Company received total annual salary and bonus exceeding $100,000 in any of such years.

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus		All Other Compensation(1)

Sandra Pautsky	2006	$85,000	$7,083		$204
President and	2005	85,000	322,083	(2)	204
Principal Executive Officer	2004	85,000	7,083		204

(1)                                 All other compensation consisted of Company paid life insurance premiums.

(2)                                 In the first quarter of fiscal 2005, the Board of Directors of the Company approved (with Ms. Pautsky abstaining) and the Company paid Sandra Pautsky, the Company’s Chief Executive Officer, a bonus of $315,000 in consideration of her extraordinary services over a number of years with respect to the Company’s proposed real estate development project at Durango, Colorado, which culminated with the Area Plan approval obtained in January 2004.

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

Executive officers of the Company who are also directors do not receive any fee or remuneration for services as members of the Board of Directors. Randy Camp, the one director who is not an employee of the Company, received an annual fee of $3,000 for serving as a director in the fiscal year ended February 28, 2006.

ITEM 11.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of the Company’s common stock as of May 27, 2006 by:  (i) each person known by the management of the Company to own more than 5% of the Company’s outstanding common stock; (ii) each executive officer and director; and (iii) the executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount Beneficially Owned		Percent of Class
Sandra Pautsky 4613 Jacksboro Highway Wichita Falls, Texas 76302	2,651,864	(1)	62.15%
Flem Noel Pautsky, Jr. Trust 4613 Jacksboro Highway Wichita Falls, Texas 76302	908,247		21.29
Noel Pautsky Trust 4613 Jacksboro Highway Wichita Falls, Texas 76302	680,062		15.94
Robert S. Allen 125 Ashlyn Ridge McDonough, Georgia 30252	256,700		6.02
Danny Croker	—		—
Randy Camp	100		*
Carol J. Cooper	—		—
Executive officers and directors as a group (four persons)	2,651,964	(2)	62.15

*                                         Represents less than 1% of outstanding common stock.

(1)                                 Includes: (i) 740,985 shares owned directly by Ms. Pautsky; (ii) 680,062 owned by the Noel Pautsky Trust of which Ms. Pautsky is the Trustee and one of four beneficiaries; (iii) 140,464 shares owned by the Noel Pautsky Marital Trust , of which Ms. Pautsky is the Trustee;  (iv) 908,247 shares owned by the Flem Noel Pautsky, Jr. Trust, of which Ms. Pautsky is the Trustee and (v) 182,106 shares owned by the Jimmy Pautsky Trust, of which Ms. Pautsky is the Trustee. Ms. Pautsky disclaims any beneficial ownership of the shares owned by the Noel Pautsky Trust in excess of 175,000 shares. Ms. Pautsky also disclaims any beneficial ownership of the shares owned by the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Marital Trust and the Jimmy Pautsky Trust.

(2)                                 Includes all shares beneficially owned by Sandra Pautsky, Danny Croker, Randy Camp and Carol J. Cooper.

The Company does not have any securities authorized for issuance under equity compensation plans.

ITEM 12.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Sandra Pautsky is an executive officer, director and beneficial owner of in excess of 5% of the Company’s outstanding common stock. In addition, the Flem Noel Pautsky, Jr. Trust and the Noel Pautsky Trust are the beneficial owners of in excess of 5% of the Company’s outstanding common stock.

Ms. Pautsky is the trustee of the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Trust, the Noel Pautsky Marital Trust and the Jimmy Pautsky Trust. Ms. Pautsky and the Flem Noel Pautsky, Jr. Trust each own undivided working interests in certain of the oil and gas leases in the North Texas area in which the Company also owns an undivided working interest and of which the Company serves as the operator. In accordance with standard operating procedures, the Company submits joint interest billings to such related parties and the other unaffiliated working interest owners in the properties which the Company operates on a monthly basis for their respective pro-rata shares of the costs incurred on the properties and the Company’s fee for serving as operator for the preceding month. In addition, Exlco, Inc. (“Exlco”), 100% of whose outstanding stock is owned by Danny Croker, an executive officer and director, is allocated and bears a portion of the Company’s office rent and supplies. Ms. Pautsky, the Flem Noel Pautsky, Jr. Trust, The Noel Pautsky Marital Trust, the Jimmy Pautsky Trust and Shawn Price (Ms. Pautsky’s son) are allocated and bear a portion of the Company’s accounting expense.

At February 29, 2004, Ms. Pautsky, the Noel Pautsky Estate, the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Trust and Exlco had accounts payable to the Company, representing their then unpaid joint interest and other billings, aggregating $1,761. During the two fiscal years ended February 28, 2006, the Company submitted monthly joint interest and other billings to such five parties and the three new entities listed above (the Noel Pautsky Marital Trust, the Jimmy Pautsky Trust and Shawn Price) totaling $48,399, and such parties paid the Company an aggregate of $47,775 with respect to such joint interest and other billings, leaving a balance of $2,385 owed to the Company at February 28, 2006.

ITEM 13.                                         EXHIBITS.

Exhibit No.	Document Description
(14)	Code of Ethical Conduct of Senior Officers (Filed as an exhibit to the Company’s Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference).

(31)(i)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

(31)(ii)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

(32)	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The independent registered public accounting firm of Whitley Penn LLP ("Whitley Penn") audited the financial statements of the Company for the fiscal year ended February 28, 2006. Whitley Penn has audited the Company’s financial statements for each of the seven fiscal years ended February 28, 2006.

Audit Fees

Fees paid to Whitley Penn for the fiscal year 2005 and 2006 audits of the Company’s financial statements and the reviews of quarterly reports on Form 10-QSB during such years were $28,056 and $8,250 to date, respectively.

Audit-Related Fees

The Company incurred $6,053 in audit-related fees from Whitley Penn during the fiscal year ended February 28, 2005, but did not incur any audit-related fees from Whitley Penn during the fiscal year ended February 28 2006.

Tax Fees

Fees paid to Whitley Penn by the Company for preparation of the Company’s federal income tax returns for the fiscal years ended February 28, 2005 and 2006 were $11,000 and $11,000 to date, respectively.

All Other Fees

No other services were rendered by Whitley Penn during the fiscal years ended February 28, 2005 and 2006.

Pre-Approval Policies and Procedures

As indicated under Item 9, the Company does not have a separately-designated audit committee and the Board of Directors of the Company acts in that capacity. Prior to the Company’s engagement of Whitley Penn to render the audit and non-audit services set forth above, such engagement was approved by the Company’s Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE ENERGY, INC.

By:	/s/ Sandra Pautsky
Sandra Pautsky, President

DATE: May 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Sandra Pautsky	By:	/s/ Carol J. Cooper
	Sandra Pautsky, President,		Carol J. Cooper, Principal
	Chief Executive		Financial Officer and
	Officer and Director		Accounting Officer

DATE: May 30, 2006			DATE: May 30, 2006

By:	/s/ Danny Croker	By:	/s/ Randy Camp
	Danny Croker, Director		Randy Camp, Director

DATE: May 30, 2006			DATE: May 30, 2006

EXHIBITS.

Exhibit No.	Document Description
(14)	Code of Ethical Conduct of Senior Officers (Filed as an exhibit to the Company’s Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference).

(31)(i)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

(31)(ii)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

(32)	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).