Form 10QSB
period 2006-05-31
OAKRIDGE ENERGY INC
filed 2006-07-17
CIK 216748

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006.

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 12, 2006: Common Stock, $.04 par value, 4,266,917 shares

Transitional Small Business Disclosure Format (check one); YES ☐   NO ☒

Item 1. Financial Statements.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	May 31,	February 28,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,068,890	$3,367,361
Trade accounts receivable	232,566	204,137
Prepaid expenses and other	15,282	18,632
Total current assets	3,316,738	3,590,130

Oil and gas properties, at cost, using the successful
efforts method of accounting, net of accumulated depletion and
depreciation of $6,246,604 and $6,242,138, respectively	982,311	960,535

Coal and gravel properties, at cost, net of accumulated depreciaton of
$8,001,719 at May 31 and February 28, 2006	260,488	260,488

Other property and equipment, net of accumulated
depreciation of $427,536 and $421,868, respectively	125,886	117,094

Real estate held for sale	3,077,648	3,077,648

Deferred income taxes	52,988	18,786

Other non-current assets	857,597	857,597

Total assets	$8,673,656	$8,882,278

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS (continued)

	May 31,	February 28,
	2006	2006
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,717	$100,337
Accrued expenses	55,671	52,611
Current portion of asset retirement obligations	523,508	642,308
Total current liabilities	662,896	795,256

Asset retirement obligations	415,403	415,403
Total liabilities	1,078,299	1,210,659

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000
shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,707,147	16,757,534
Stockholders’ equity before treasury stock	17,918,551	17,968,938
Less treasury stock, at cost; 5,890,886 shares
and 5,886,386 shares, respectively	10,323,194	10,297,319
Total stockholders’ equity	7,595,357	7,671,619

Total liabilities and stockholders’ equity	$8,673,656	$8,882,278

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended May 31,
	2006	2005
Revenues:
Oil and gas	$347,317	$363,024
Gravel	—	12,500
Total revenues	347,317	375,524

Operating expenses:
Oil and gas	237,074	196,670
Coal and gravel	12,237	15,717
Real estate development	72,019	24
General and administrative	151,782	134,843
Total operating expenses	473,112	347,254

Income (loss) from operations	(125,795)	28,270

Interest and other, net	45,854	21,648

Income (loss) before income taxes	(79,941)	49,918

Income tax expense (benefit)	(29,554)	18,455

Net income (loss)	$(50,387)	$31,463

Basic and diluted income (loss) per common share:

Net income (loss)	$(0.01	$0.01

Weighted average common shares outstanding	4,267,846	4,284,886

Comprehensive income for the three months ended May 31, 2005 was $96,595.
Included in comprehensive income (loss) is the change in available for sales securities. Comprehensive income (loss) is not applicable to the three months ended May 31, 2006 as all available for sale securities have been sold.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended May 31,
	2006	2005
Operating Activities
Net income (loss)	$(50,387)	$31,463
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion and depreciation	10,134	26,864
Accretion of discount on asset retirement obligations	4,810	4,603
Deferred income taxes	(34,202)	13,481
Gain on sales of property and equipment	(7,500)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(28,429)	(28,311)
Prepaid expenses and other	3,350	5,274
Accounts payable	(16,620)	22,052
Accrued expenses	3,060	(3,624)
Asset retirement obligations	(123,610)	—
Net cash provided by (used in) operating activities	(239,394)	71,802

Investing Activities
Additions to oil and gas properties	(26,242)	(3,389)
Additions to real estate held for sale	—	(9,929)
Additions to other property and equipment	(14,460)	—
Proceeds from sales of property and equipment	7,500	—
Net cash used in investing activities	(33,202)	(13,318)

Financing Activity
Purchases of treasury stock	(25,875)	(563)

Net increase (decrease) in cash and cash equivalents	(298,471)	57,921
Cash and cash equivalents at beginning of quarter	3,367,361	2,294,548

Cash and cash equivalents at end of quarter	$3,068,890	$2,352,469

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$16,593	$16,559

Supplemental Disclosure of Non-Cash Information
Change in unrealized gain on investment
securities, net of income taxes	$—	$60,883

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.
Notes to Condensed Financial Statements
(Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three month periods ended May 31, 2006 and 2005 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2006.  Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2006.

Information regarding operations and assets by segment is as follows:

	For the three months ended May 31,
	2006	2005
Business segment revenue:
Oil and gas	$347,317	$363,024
Gravel	—	12,500
	$347,317	$375,524

Business segment profit (loss):
Oil and gas	$110,243	$166,354
Coal and gravel	(12,237)	(3,217)
Real estate development	(72,019)	(24)
General corporate	(151,782)	(134,843)
Profit (loss) from operations	(125,795)	28,270
Interest income and other, net	45,854	21,648
Income (loss) before income taxes	$(79,941)	$49,918

	As of May 31, 2006	As of February 28, 2006
Total assets:
Oil and gas	$4,377,831	$4,591,890
Coal and gravel	260,488	260,488
Real estate development	3,077,648	3,077,648
General corporate	957,690	952,252
	$8,673,656	$8,882,278

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations

The Company had a net loss of $50,387 ($0.01 per share) for the three months ended May 31, 2006 (the “2006 period”) compared to net income of $31,463 ($0.01 per share) for the three months ended May 31, 2005 (the “2005 period”).

Oil and gas revenues for the 2006 period were $347,317, compared to $363,024 for the 2005 period, representing a decrease of approximately $15,700 (4.3%). This decrease was due primarily to a reduction in the Company’s oil sales volumes with a slight decrease in gas sales volumes received during the 2006 period even though the average sales prices increased for both products.  The following table compares the Company’s oil and gas revenues, sales volumes and average prices received during the 2006 period with those during the 2005 period:

	Three Months	Three Months
	Ended	Ended	Percentage
	May 31, 2006	May 31, 2005	Difference
Oil:
Revenues	$291,019	$306,716	-5.1%
Volume (Bbls.)	4,493	5,916	-24.1
Average Price
(per Bbl.)	$64.77	$51.84	+24.9
Gas:
Revenues	$47,172	$47,158	+0.0%
Volume (MCF)	7,358	7,609	-3.3
Average Price
(per MCF)	$6.41	$6.20	+3.4

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing table.

The Company’s principal producing oil and gas property in Madison County, Texas is in the process of being waterflooded.  Oil revenues from this property increased during the 2006 period, as they had during the prior year, due to the rise in the Company’s average oil price received from the property.  Sales volumes from this property for both oil and gas were at lower levels during the 2006 period than the 2005 period.  Any significant increase in oil production volumes from the property is not expected to occur until fiscal 2008 due to the substantial lag time for the buildup of sufficient water volumes to push the incremental secondary oil reserves to producing wells and the actual production of the incremental reserves.

The Company received no gravel revenues for the 2006 period, compared to $12,500 for the 2005 period, which was for surface rental only. A dispute developed in fiscal 2004 between the Company and Four Corners Materials, which at the time was conducting gravel mining operations on the Company’s Colorado property. The dispute was detailed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006. Four Corners Materials is no longer mining the property and has reclaimed its permitted area. The Company would consider leasing the property again for gravel operations but has no intention of conducting any operations itself.

The Company’s oil and gas operations expense for the 2006 period was $237,074, compared to $196,670 for the 2005 period, representing a net increase of approximately $40,400 (20.5%). The Company’s lease operating expenses increased approximately $56,700 (42.8%) as Madison County leases increased $33,000 (35%) and North Texas counties increased $23,900(96.5%) due to multiple workovers in those areas. Depletion and depreciation expenses declined approximately $16,000 (78.2%) for the 2006 period compared to the 2005 period.  Such decline was primarily credited to the Madison County, Texas property with a decrease of approximately $13,900 (79.8%).  This property continues to experience a reduced per barrel amortization rate resulting from the higher quantity of proven oil and gas reserves at the fiscal 2006 year end compared to the prior year in relation to the current production volume for the property.  Production taxes decreased approximately $900 (5.4%) for the 2006 period compared to the 2005 period due to lower oil and gas revenues. All other categories either minimally declined or were similar to the 2005 period. The Company did not incur any exploration expenses, dry hole expenses or leasehold abandonment charges during either the 2006 or the 2005 period.

The expenses of the Company’s coal and gravel operations for the 2006 period were $12,237, compared to $15,717 for the 2005 period, representing a net decrease of approximately $3,500 (22.3%).  This decrease was primarily as a result of the decline in testing and permitting fees for the coal mine coupled with a slight decrease in engineering and ad valorem tax expenses offset by an increase in legal expenses incurred in connection with the investigation of the royalty owners’ mineral title.

The Company incurred real estate expense of $72,019 in the 2006 period, compared to $24 in the 2005 period with increases resulting primarily from legal and engineering fees of $32,600 and $29,700 respectively, connected with the proposed sale of Durango Colorado land owned by the Company. The increase included a small payroll expense.

General and administrative expenses for the 2006 period were $151,782, compared to $134,843 for the 2005 period, representing a increase of approximately $16,900 (12.5%), primarily attributable to an increase in Securities and Exchange Commission (the “Commission”)  reporting costs.

Other income increased approximately $24,200 (111.8%) in the 2006 period as compared to the 2005 period. Both interest and dividend income experienced an increase in 2006. Also included in the increase is a small profit resulting from the sale of a piece of mining equipment.

The Company’s weighted average shares outstanding decreased approximately 0.4% for the 2006 period compared to the 2005 period. The Company purchased 4,500 shares of its stock from an unrelated party during the period.

Financial Condition and Liquidity

For the 2006 period, operating, investing and financing activities were net users of funds.  As a result, the Company’s cash and cash equivalents decreased by approximately $298,000 during the 2006 period compared to the 2005 period. Reclamation costs, in the amount $123,610, were the greatest user of funds with increased Real Estate expenses related to the proposed sale of the Company’s lands in Colorado combined with higher oil and gas operating expenses and lower oil and gas income, resulting in the Company’s operating activities using approximately $239,400 of funds in the course of the 2006 period.  The Company’s investing activities for the 2006 period used approximately $33,200, primarily due to additions to oil and gas properties and other equipment partially offset by the sale of some equipment. The Company’s financing activities used approximately $25,900 during the 2006 period on purchases of the Company’s common stock.  At May 31, 2006, the Company had no indebtedness, and cash and cash equivalents totaled approximately $3,068,900.

The Company expects to fund its contemplated operations and any purchases of the Company’s stock it makes during the remainder of fiscal 2007 from its cash and cash equivalents and any cash flow from its operations.  Given the Company’s decision to attempt to sell its Durango, Colorado lands, the Company currently does not expect to make any material expenditure for the remainder of fiscal 2007.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of the Company’s results of operations and financial condition and liquidity is based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In response to the “Commission” Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified certain of its accounting policies as being of particular importance to the portrayal of the Company’s results of operations and financial position and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:

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

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require the Company to record an impairment of the recorded book values associated with oil and gas properties. The Company has not recognized impairments this year or in the prior year, but there can be no assurance that impairments will not be recognized in the future.

ASSET RETIREMENT OBLIGATIONS: The Company’s recorded asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding and including the Company’s previous coal mining operations. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

ITEM 6.   EXHIBITS

(31)	Rule 13a-14(a)/Rule 15d-14(a) Certifications:
	(i)	Certification of Sandra Pautsky, Principal Executive Officer of the Company, filed herewith
	(ii)	Certification of Carol J. Cooper, Principal Financial Officer of the Company, filed herewith.
(32)		Section 1350 Certifications — Certifications of Sandra Pautsky, Principal Executive Officer of the Company, and Carol J. Cooper, Principal Financial Officer of the Company, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE ENERGY, INC.
(Registrant)

Date: July 17, 2006	By	/s/ Sandra Pautsky
Sandra Pautsky, President and Principal Executive Officer
Date: July 17, 2006	By	/s/ Carol J. Cooper
Carol J. Cooper, Principal Financial Officer