Form 10QSB
period 2006-08-31
OAKRIDGE ENERGY INC
filed 2006-10-16
CIK 216748

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006.

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
YES ☐                   NO ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 12, 2006: Common Stock, $.04 par value, 4,266,917 shares.

Transitional Small Business Disclosure Format (check one):
YES ☐                                                                   NO ☒

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	August 31,	February 28,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,792,354	$3,367,361
Trade accounts receivable	229,158	204,137
Prepaid expenses and other	12,739	18,632
Total current assets	3,034,251	3,590,130

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $6,253,568 and $6,242,138, respectively	983,929	960,535

Coal and gravel properties, at cost, net of accumulated depreciaton of $8,051,719 at August 31 and February 28, 2006	260,488	260,488

Other property and equipment, net of accumulated depreciation of $433,985 and $421,868, respectively	121,037	117,094

Real estate held for sale	3,074,857	3,077,648

Deferred income taxes	57,716	18,786

Other non-current assets	857,597	857,597

Total assets	$8,389,875	$8,882,278

See accompanying notes to financial statements.

	August 31,	February 28,
	2006	2006
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$239,570	$100,337
Accrued expenses	67,727	52,611
Current portion of asset retirement obligations	75,308	642,308
Total current liabilities	382,605	795,256

Asset retirement obligations	420,250	415,403
Total liabilities	802,855	1,210,659

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,698,810	16,757,534
Stockholders’ equity before treasury stock	17,910,214	17,968,938
Less treasury stock, at cost; 5,890,886 shares and 5,886,386 shares, respectively	10,323,194	10,297,319
Total stockholders’ equity	7,587,020	7,671,619

Total liabilities and stockholders’ equity	$8,389,875	$8,882,278

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	3 Months Ended August 31,		6 Months Ended August 31,
	2006	2005	2006	2005
Revenues:
Oil and gas	$399,174	$382,306	$746,491	$745,330
Gravel	—	7,500	—	20,000
Total revenues	399,174	389,806	746,491	765,330

Operating expenses:
Oil and gas	273,066	201,196	510,139	397,866
Coal and gravel	28,132	13,719	40,369	29,436
Real estate development	62,838	(1)	134,857	23
General and administrative	138,649	221,157	290,431	356,000
Total operating expenses	502,685	436,071	975,796	783,325

Loss from operations	(103,511)	(46,265)	(229,305)	(17,995)

Interest and other, net	90,283	472,424	136,137	494,072

Income (loss) before income taxes	(13,228)	426,159	(93,168)	476,077

Income tax expense (benefit)	(4,891)	157,551	(34,444)	176,006

Net income (loss)	$(8,337)	$268,608	$(58,724)	$300,071

Basic and diluted income (loss) per common share:	$(0.00)	$0.06	$(0.01)	$0.07

Weighted average shares outstanding	4,266,917	4,283,772	4,267,382	4,284,329

Comprehensive income for the six months ended August 31, 2005 was $162,994.  Included in comprehensive income (loss) is the change in available for sales securities.  Comprehensive income (loss) is not applicable to the six months ended August 31, 2006 as all available for sale securities have been sold.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	6 Months Ended August 31,
	2006	2005
Operating Activities
Net income (loss)	$(58,724)	$300,071
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	23,547	52,474
Accretion of discount on asset retirement obligations	4,810	9,205
Deferred income taxes	(38,930)	166,024
Gain on sales of property and equipment	(53,929)	(445,130)
Changes in operating assets and liabilities:
Trade accounts receivable	(25,021)	(77,572)
Prepaid expenses and other	5,893	8,354
Accounts payable	139,233	(10,861)
Accrued expenses	15,116	28,107
Asset retirement obligations	(566,963)	—
Net cash provided by (used in) operating activities	(554,968)	30,672

Investing Activities
Additions to oil and gas properties	(34,824)	(4,837)
Additions to real estate held for sale	—	(25,144)
Additions to other property and equipment	(16,060)	—
Proceeds from sales of property and equipment	56,720	596,952
Net cash provided by investing activities	5,836	566,971

Financing Activity
Purchases of treasury stock	(25,875)	(7,225)

Net increase (decrease) in cash and cash equivalents	(575,007)	590,418
Cash and cash equivalents at beginning of period	3,367,361	2,294,548

Cash and cash equivalents at end of period	$2,792,354	$2,884,966

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$16,593	$17,294

Supplemental Disclosure of Non-Cash Information
Change in unrealized gain on investment securities, net of income taxes	$—	$137,077

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB of Regulation S-B for the three and six month periods ended August 31, 2006 and 2005 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes.  Operating results for the three and six months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2006.

Information regarding operations and assets by segment is as follows:

	For the Three Months Ended August 31, 2006	For the Three Months Ended August 31, 2005	For the Six Months Ended August 31, 2006	For the Six Months Ended August 31, 2005
Business segment revenue:
Oil and gas	$399,174	$382,306	$746,491	$745,330
Gravel	—	7,500	—	20,000
	$399,174	$389,806	$746,491	$765,330

Business segment profit (loss):
Oil and gas	$126,108	$181,110	$236,352	$347,464
Coal and gravel	(28,132)	(6,219)	(40,369)	(9,436)
Real estate development	(62,838)	1	(134,857)	(23)
General corporate	(138,649)	(221,157)	(290,431)	(356,000)
Loss from operations	(103,511)	(46,265)	(229,305)	(17,995)
Interest and other, net	90,283	472,424	136,137	494,072
Income (loss) before income taxes	$(13,228)	$426,159	$(93,168)	$476,077

	As of August 31, 2006	As of February 28, 2006
Total assets:
Oil and gas	$4,104,228	$4,591,890
Coal and gravel	260,488	260,488
Real estate development	3,074,857	3,077,648
General corporate	950,302	952,252
	$8,389,875	$8,882,278

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations

The Company had a net loss of $8,337 ($.00 per share) in the three months ended August 31, 2006 compared to net income of $268,608 ($.06 per share) in the three months ended August 31, 2005. In the six-month 2006 period, the Company had a net loss of $58,724 ($.01 per share) compared to net income of $300,071 ($.07 per share) in the 2005 six-month period.  Increased oil revenues contributed to higher total revenues in the three month periods in 2006, however; increased oil and gas expenses, coal reclamation supervision expenses and real estate expenses related to the efforts to sell the Durango, Colorado property resulted in a loss.  In the six-month 2006 period, the same expense items resulted in a loss.

Combined oil and gas revenues for the 2006 second quarter were $399,174 compared to $382,806 for the 2005 second quarter, representing an increase of $16,870 (4.4%).  Combined oil and gas revenues for the six-months ended August 31, 2006 were $746,491 compared to $745,330 for the six-months ended August 31, 2005, representing an increase of $1,160 (0.2%).  The increases for the three-month periods and the six-month comparable periods were due to an increase in the Company’s average oil price received even though the gas sales price and the oil and gas sales volumes declined in each of the 2006 periods as compared to the comparable 2005 periods.

The Company’s principal producing oil and gas property in Madison County, Texas is in the process of being waterflooded.  Revenues from the property increased in both the 2006 and 2005 periods primarily due to the increase in the Company’s average oil price received from the property.  Sales volumes for oil were at slightly lower levels in the three months ended August 31, 2006 with gas volumes being slightly higher in the three month period than in each of the preceding four fiscal quarters lending further encouragement to the Company that production volumes from the property are stabilizing.  The operator has begun to see an upturn in the production in wells nearest the injection wells.  Any significant increase in oil production volumes from the property is not expected to occur until fiscal 2008 due to the substantial lag time for the buildup of sufficient water volumes to replace the volume of oil and gas which has been removed from the formation and push the incremental secondary oil and gas reserves to producing wells for production of the incremental reserves.

The Company received no gravel revenues for the 2006 periods, compared to $7,500 and $20,000 for the three and six 2005 periods, respectively, which was for surface rental only. A dispute developed in fiscal 2004 between the Company and Four Corners Materials, which at the time was conducting gravel mining operations on the Company’s Colorado property. The dispute was detailed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2004. Four Corners Materials is no longer mining the property and has reclaimed its permitted area. The Company would consider leasing the property again for gravel operations but has no intention of conducting any operations itself.

The expenses of the Company’s oil and gas operations for the three-months ended August 31, 2006 were $273,066 compared to $201,196 for the three-months ended August 31, 2005, representing an increase of $71,870 (35.7%).  The expenses of the Company’s oil and gas operations for the six-months ended August 31, 2006 were $510,139 compared to $397,866 for the six-months ended August 31, 2005, representing an increase of $112,270 (28.2%).  Depletion and depreciation expense for the three-months ended August 31, 2006 was $6,964 compared to $19,315 for the three-months ended August 31, 2005, representing a decrease of $12,350 (64.0%).  Depletion and depreciation expense for the six-months ended August 31, 2006 was $11,430 compared to $39,770 for the six-months ended August 31, 2005, representing a decrease of $28,340 (71.3%). Such decline was primarily attributable to the Madison County, Texas property and was due to lower production volumes than in the 2005 period and a reduced per barrel amortization rate resulting from the higher quantity of proven oil and gas reserves for the property at the fiscal 2006 year end as compared to the prior year.  The decrease in depletion expense was offset by a large increase in lease operating expense.  Lease operating expense was approximately $220,400 and $137,480 in the three months ended

August 31, 2006 and 2005, respectively, representing an increase of $82,920 (60.3%). In the six-month 2006 period lease operating expense was approximately $409,660 compared to approximately $270,100 for the 2005 six-month period, representing an increase of 139,590 (51.7%). In both periods, expenses increased primarily as a result of workovers on properties in Madison County, Panola County, and North Texas. Production taxes for the three-months ended August 31, 2006 were $18,384 compared to $17,694 for the three-months ended August 31, 2005, representing an increase of approximately $690 (3.9%).  Production taxes for the six-months ended August 31, 2006 were $34,409 compared to $34,630 for the six-months ended August 31, 2005, representing a decrease of approximately $220 (0.6%).    The Company did not incur any exploration expense, dry hole expense or leasehold abandonment charges during any of the 2006 or 2005 periods.

The Company’s coal and gravel operating expenses for the 2006 second quarter were $28,132 compared to $13,719 for the 2005 second quarter, representing an increase of approximately $14,413 (105.1%). The Company’s coal and gravel operating expenses for the 2006 six-month period were approximately $40,370 compared to approximately $29,440 for the 2005 period, representing an increase of approximately $10,930 (37.1%). A $20,060 increase in reclamation expenses in the 2006 six-month period resulted from the Company’s supervision of the coal mine’s reclamation which was in addition to the fixed price contract that was expensed in prior periods. This expense was partially offset by a decrease in the engineering, testing and permitting expenses for both periods. The Company entered into a fixed price contract agreement in the amount of $567,000 with a third party contractor to reclaim its disturbed coal lands with the expense being recognized in prior periods. Reclamation activities in the three months ending August 31, 2006 resulted in total payment of this contract which reduced the Company’s cash and cash equivalents by this amount. The Company has applied for a decrease in its reclamation liability for its Carbon Junction Coal Mine in the amount of $114,473 which has been approved by the Colorado Division of Minerals and Geology (“CDMG”), but requires public notice, a comment period and no objections before final approval by the CDMG.  The Company expects no objections and the reduction to receive final approval in the Company’s next fiscal quarter. The Company now maintains a coal mine reclamation bond with the State of Colorado in the amount of $816,526.  After approval of the reduction in the amount of

$114,473, the remaining amount of the bond required will be $702,053.  In addition, on August 25, 2006, the Company applied for a Phase I release of 60% of the total remaining liability for coal reclamation which will result in an additional reduction in the coal mine reclamation bond in the amount of approximately $421,230 leaving a liability of approximately $280,820. Phase II and Phase III releases will be subject to approvals by CDMG confirming that environmental response, vegetation and re-growth has stabilized which could require a period of a couple of years. Liability reductions will provide a corresponding increase to cash and cash equivalents as releases of liability are issued.

Real estate development expenses were approximately $62,840 and $134,870 in the three and six-month 2006 periods compared to immaterial expense in the 2005 periods. The increase in real estate development expenses was the result of a change in financial reporting pursuant to the decision to sell the Durango, Colorado property. Payroll and engineering fees previously capitalized were expensed in the 2006 periods.  Legal expense related to our efforts to sell the Durango, Colorado property was $36,010 and $68,635 in the three and six month 2006 periods with only $23 expensed in the 2005 six-month period.

General and administrative expenses for the three-months ended August 31, 2006 were $138,649 compared to $221,157 for the three-months ended August 31, 2005, representing a decrease of approximately $82,510 (37.3%).  General and administrative expenses for the six-months ended August 31, 2006 were $290,431 compared to $356,000 for the three-months ended August 31, 2005, representing a decrease of approximately $65,570 (18.4%).  In the 2006 periods there were decreases in legal, auditing and Security Exchange Commission (“SEC”) filings expenses as no amendments of prior period “SEC” returns were required. There was a decrease in payroll expense due to a change in office personnel.

Other income for the three-months ended August 31, 2006 was $90,283 compared to $472,424 for the three-months ended August 31, 2005, representing a decrease of $382,140 (80.9%).  Other income for the six-months ended August 31, 2006 was $136,137 compared to $494,072 for the six-months ended August 31, 2005, representing a decrease of 357,940 (72.4%).  The decrease was due to the sale of a portion of the Company’s investments available for sale in 2005 with no such sale in the

2006 periods. For the six-months ended August 31, 2006 compared to the six-months ended August 31, 2005, interest and dividend income increased approximately $32,800 (67%) due to increase in interest rates.

The Company did not purchase any shares of its stock during the 2006 three-month period, but purchased 4,500 shares in the 2006 six-month period.  All of such purchases were from unrelated parties.

Financial Condition and Liquidity

During the first half of fiscal 2007, the Company’s investing activity was a net provider of funds with the operating and financing activities being net users of funds.  As a consequence, the Company’s cash and cash equivalents decreased by approximately $575,000. The Company did not participate in any exploratory or development drilling during the period. The Company’s operating activities used approximately $554,970 of funds as reclamation expenditures incurred during the period ending August 31, 2006 resulted in a significant decrease in cash and cash equivalents. However; the Company has requested an approximate $535,700 combined reduction in its reclamation bond liability as explained in its Results of Operations section of this report. As those releases are approved, the Company will receive corresponding increases in cash and cash equivalents.  The Company’s investing activities provided approximately $5,836, primarily due to the sale of a portion of the Company’s other property and equipment during the period.  The Company’s financing activities used approximately $25,880, all on purchases of the Company’s common stock. At August 31, 2006, the Company had no indebtedness and cash and cash equivalents totaled approximately $2,792,350. As explained above, reductions in cash and cash equivalents during this period resulting from the reclamation of the Company’s coal mine will be replaced as portions of its reclamation bond liability to the State of Colorado are released.

The Company expects to fund its operations and any purchases of the Company’s stock it makes during the remainder of fiscal 2007 from its cash and cash equivalents and any cash flow from its operations.  Given the Company’s decision to sell its Durango, Colorado property, the Company currently does not expect to make any material expenditure on such property for the remainder of fiscal 2007.

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

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require the Company to record an impairment of the recorded book values associated with oil and gas properties. The Company has not recognized any impairment this year or in the prior year, but there can be no assurance that impairments will not be recognized in the future.

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

ITEM 6.   EXHIBITS

(31)		Rule 13a-14(a)/Rule 15d-14(a) Certifications:
	(i)	Certification of Sandra Pautsky, Principal Executive Officer of the Company, filed herewith.

	(ii)	Certification of Carol J. Cooper, Principal Financial Officer of the Company, filed herewith.
(32)		Section 1350 Certifications – Certifications of Sandra Pautsky, Principal Executive Officer of the Company, and Carol J. Cooper, Principal Financial Officer of the Company, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE ENERGY, INC.
(Registrant)

Date: October 16, 2006	By	/s/ Sandra Pautsky
Sandra Pautsky, President and Principal Executive Officer

Date: October 16, 2006	By	/s/ Carol J. Cooper
Carol J. Cooper, Principal Financial Officer

The foregoing certification is being furnished as an exhibit to the Form 10-QSB pursuant to Item 601(b)(32) of Regulation S-B and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and accordingly, is not being filed as part of the Form 10-QSB for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.