Form 10QSB
period 2006-11-30
OAKRIDGE ENERGY INC
filed 2007-01-16
CIK 216748

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006.

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
YES ☐   NO ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 15, 2007: Common Stock, $.04 par value, 4,266,917 shares.

Transitional Small Business Disclosure Format (check one):
YES ☐   NO ☒

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	November 30,	February 28,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,643,423	$3,367,361
Trade accounts receivable	183,503	204,137
Prepaid expenses and other	8,252	18,632
Total current assets	2,835,178	3,590,130

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $6,260,884 and $6,242,138, respectively	980,924	960,535

Coal and gravel properties, at cost, net of accumulated depreciation of $8,051,719	260,488	260,488

Other property and equipment, net of accumulated depreciation of $422,054 and $421,868, respectively	168,268	117,094

Real estate held for sale	3,074,857	3,077,648

Deferred income taxes	77,331	18,786

Other non-current assets	857,597	857,597

Total assets	$8,254,643	$8,882,278

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS (continued)

	November 30,	February 28,
	2006	2006
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$129,903	$100,337
Accrued expenses	62,852	52,611
Current portion of asset retirement obligations	75,308	642,308
Total current liabilities	268,063	795,256

Asset retirement obligations	425,060	415,403
Total liabilities	693,123	1,210,659

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,673,310	16,757,534
Stockholders’ equity before treasury stock	17,884,714	17,968,938
Less treasury stock, at cost; 5,890,886 shares and 5,886,386 shares, respectively	10,323,194	10,297,319
Total stockholders’ equity	7,561,520	7,671,619

Total liabilities and stockholders’ equity	$8,254,643	$8,882,278

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	3 Months Ended November 30,		9 Months Ended November 30,
	2006	2005	2006	2005
Revenues:
Oil and gas	$307,934	$424,558	$1,054,425	$1,169,888
Gravel	—	7,500	—	27,500
Total revenues	307,934	432,058	1,054,425	1,197,388

Operating expenses:
Oil and gas	235,233	210,416	745,372	608,282
Coal and gravel	34,748	10,961	75,117	40,397
Real estate development	24,438	140	159,295	163
General and administrative	136,363	116,937	426,794	472,937
Total operating expenses	430,782	338,454	1,406,578	1,121,779

Income (loss) from operations	(122,848)	93,604	(352,153)	75,609

Interest and other, net	82,390	35,437	218,527	529,509

Income (loss) before income taxes	(40,458)	129,041	(133,626)	605,118

Income tax expense (benefit)	(14,958)	47,707	(49,402)	223,713

Net income (loss)	$(25,500)	$81,334	$(84,224)	$381,405

Basic and diluted income (loss) per common share:	$(0.01)	$0.02	$(0.02)	$0.09

Weighted average shares outstanding	4,220,537	4,283,001	4,267,228	4,283,890

Comprehensive income for the three months and nine months ended November 30, 2005 was $68,643 and $231,637, respectively.  Included in comprehensive income (loss) is the change in available for sales securities.  Comprehensive income (loss) is not applicable to the three months and nine months ended November 30, 2006 as all available for sale securities have been sold.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	9 Months Ended November 30,
	2006	2005
Operating Activities
Net income (loss)	$(84,224)	$381,405
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	36,432	76,130
Accretion of discount on asset retirement obligations	4,810	13,808
Gain on sales of investment securities	—	(445,130)
Deferred income taxes	(58,545)	198,038
Gain on sales of assets	(53,929)	—
Changes in operating assets and liabilities:
Trade accounts receivable	20,634	(88,285)
Prepaid expenses and other	10,380	10,102
Income taxes payable	—	10,955
Accounts payable	29,566	24,801
Accrued expenses	10,241	23,268
Asset retirement obligations	(562,153)	—
Net cash provided by (used in) operating activities	(646,788)	205,092

Investing Activities
Additions to oil and gas properties	(39,135)	(8,712)
Additions to real estate held for sale	—	(38,118)
Additions to other property and equipment	(68,860)	—
Proceeds from sales of assets	56,720	596,952
Net cash provided by (used in) investing activities	(51,275)	550,122

Financing Activity
Purchases of treasury stock	(25,875)	(8,599)

Net increase (decrease) in cash and cash equivalents	(723,938)	746,615

Cash and cash equivalents at beginning of period	3,367,361	2,294,548

Cash and cash equivalents at end of period	$2,643,423	$3,041,163

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$16,603	$17,295

Supplemental Disclosure of Non-Cash Information
Change in unrealized gain on investment securities, net of income taxes	$—	$149,768

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.
Notes to Financial Statements
(Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB of Regulation S-B for the three and nine month periods ended November 30, 2006 and 2005 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes.  Operating results for the three and nine months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending February 28, 2007.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2006.

Information regarding operations and assets by segment is as follows:

	For the Three Months Ended November 30, 2006	For the Three Months Ended November 30, 2005	For the Nine Months Ended November 30, 2006	For the Nine Months Ended November 30, 2005
Business segment revenue:
Oil and gas	$307,934	$424,558	$1,054,425	$1,169,888
Gravel	—	7,500	—	27,500
	$307,934	$432,058	$1,054,425	$1,197,388

Business segment profit (loss):
Oil and gas	$72,701	$214,142	$309,053	$561,606
Coal and gravel	(34,748)	(3,461)	(75,117)	(12,897)
Real estate development	(24,438)	(140)	(159,295)	(163)
General corporate	(136,363)	(116,937)	(426,794)	(472,937)
Income (loss) from operations	(122,848)	93,604	(352,153)	75,609
Interest and other, net	82,390	35,437	218,527	529,509
Income (loss) before income taxes	$(40,458)	$129,041	$(133,626)	$605,118

			As of November 30, 2006	As of February 28, 2006
Total assets:
Oil and gas			$ 3,926,252	$ 4,591,890
Coal and gravel			260,488	260,488
Real estate development			3,074,857	3,077,648
General corporate			993,046	952,252
			$ 8,254,643	$ 8,882,278

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006 and the Notes to Financial Statements contained in this report.

Results of Operations

The Company had a net loss of $25,500 ($.01 per share) for the three months ended November 30, 2006 compared to net income of $81,334 ($.02 per share) for the three months ended November 30, 2005. For the nine months ended November 30, 2006, the Company had a net loss of $84,224 ($.02 per share) compared to net income of $381,405 ($.09 per share) for the nine months ended November 30, 2005.  Oil and gas revenues decreased in both the three-month and nine-month periods in 2006, as all categories of expenses increased in both periods, except for general and administrative expense, which decreased approximately $46,000 for the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005. Decreased revenues and increased expenses, as reported below, resulted in a small loss in both the three-month and nine-month periods ended November 30, 2006.

Combined oil and gas revenues for the three months ended November 30, 2006 were $307,934 compared to $424,558 for the three months ended November 30, 2005, representing a decrease of $116,624 (27.5%).  Combined oil and gas revenues for the nine months ended November 30, 2006 were $1,054,425 compared to $1,169,888 for the nine months ended, November 30, 2005, representing a decrease of $115,463 (9.9%).  The decreases in revenues for the three-month and nine-month comparable periods were due to gas price and sales volume decreases in both periods and oil sales volume decreases.  Oil sales volumes decreased by 3,070 barrels for the nine months ended November 30, 2006 period as compared to the nine months ended November 30, 2005.  Average oil prices for the nine months ended November 30, 2006 period increased by $7.68 (13.5%) as compared to the nine months ended November 30, 2005.  In the nine-month 2006 period, gas sales volumes decreased 575 mcf (2.5%), average gas prices decreased $1.84 (24.5%) resulting in a decrease in gas revenues over the period of approximately $45,800 (26.4%) compared with the nine-month 2005 period.

The Company’s principal producing oil and gas property in Madison County, Texas is in the process of being waterflooded.  Revenues from the property decreased in both the 2006 periods as compared to the 2005 periods primarily due to decreased oil sales volumes from the property as operating expenses increased.  The operator stated that the oil and gas production is declining at a normal rate of decline with the operating expenses increasing due to the replacement of several strings of tubing that have been in these wells since the first date of production, with a new pumping unit being placed on one well, increased workovers and increased chemical usage. Oil sales volumes decreased 1,015 (27.4%) barrels as the average oil price decreased $3.01 (4.9%) for the three months ended November 30, 2006 compared to the three months ended November 30, 2005.  Revenues fell $69,856 (31%) for the three months ended November 30, 2006 compared to the three months ended November 30, 2005. For the nine months ended November 30, 2006, oil sales volume decreased 1,775 (16.6%) barrels as compared to the nine months ended November 30, 2005. However, the average oil price increased $7.02 (12.2%) for the nine-month 2006 period as compared to the nine-month 2005 period, which resulted in a revenue decrease of approximately $39,300 (6.4%). 1,015 barrels of the 1,775 (57.2%) barrel oil sales volume decrease during the nine-month 2006 period occurred during the three-month 2006 period as a result of the number of wells down during increased workovers in the period.

The Company received no gravel revenues for the 2006 periods, compared to $7,500 and $27,500 for the three-month and nine-month 2005 periods, respectively.  The gravel revenues for the three-month and nine-month 2005 periods were for surface rental only. A dispute developed in fiscal 2004 between the Company and Four Corners Materials, which at the time was conducting gravel mining operations on the Company’s Colorado property. The dispute was detailed in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004. Four Corners Materials is no longer mining the property and has reclaimed its permitted area. The Company would consider leasing the property again for gravel operations but has no intention of conducting any operations itself.

The expenses of the Company’s oil and gas operations for the three months ended November 30, 2006 were $235,233 compared to $210,416 for the three months ended November 30, 2005, representing an increase of $24,800 (11.8%).  The expenses of the Company’s oil and gas operations for the nine months ended November 30, 2006 were $745,372 compared to $608,282 for the nine months ended November 30, 2005, representing an increase of $137,100 (22.5%).  Depletion and depreciation expense for the three months ended November 30, 2006 was approximately $7,300 compared to $17,400 for the three months ended November 30, 2005, representing a decrease of $10,100 (58.0%).  Depletion and depreciation expense for the nine months ended November 30, 2006 was $18,700 compared to $57,200 for the nine months ended November 30, 2005, representing a decrease of $38,500 (67.3%). Such decline was primarily attributable to the Madison County, Texas property and was due to lower production volumes than in the nine month 2005 period and a reduced per barrel amortization rate resulting from the higher quantity of proven oil and gas reserves for the property at the fiscal 2006 year end as compared to the prior year.  The decrease in depletion expense was offset by a large increase in lease operating expense.  Lease operating expense was approximately $170,700 and $133,790 for the three months ended November 30, 2006 and 2005, respectively, representing an increase of $36,900 (27.6%). For the nine months ended November 30, 2006, lease operating expense was approximately $580,360 compared to approximately $403,860 for the nine months ended November 30, 2005, representing an increase of $176,500 (43.7%). In both periods, expenses increased primarily as a result of workovers on properties in Madison County, Panola County, and North Texas. Production taxes for the three months ended November 30, 2006 were $13,972 compared to $19,888 for the three months ended November 30, 2005, representing a decrease of approximately $5,900 (29.8%).  Production taxes for the nine months ended November 30, 2006 were $48,381 compared to $54,519 for the nine months ended November 30, 2005, representing a decrease of approximately $6,100 (11.3%).  The Company did not incur any exploration expense, dry hole expense or leasehold abandonment charges during any of the 2006 or 2005 periods.

The Company’s coal and gravel operating expenses for the three months ended November 30, 2006 were $34,748 compared to $10,961 for the three months ended November 30, 2005, representing an increase of approximately $23,787 (217%). The Company’s coal and gravel operating expenses for the nine months ended November 30, 2006 were approximately $75,117 compared to approximately $40,397 for the nine months ended November 30, 2005, representing an increase of approximately $34,720 (86%). A $32,757 increase in reclamation expenses in the 2006 nine-month period resulted from the Company’s supervision of the coal mine reclamation which was in addition to the fixed price contract that was expensed in prior periods and added clean-up work  on the property by the contractor.  The Company entered into a fixed price contract agreement in the amount of $567,000 with a third party contractor to reclaim its disturbed coal lands with the expense being recognized in prior periods. Reclamation activities in the three months ending November 30, 2006 resulted in total payment of this contract which reduced the Company’s cash and cash equivalents by this amount. The Company has applied for a decrease in its reclamation liability for its Carbon Junction Coal Mine in the amount of $114,473 which has been approved by the Colorado Division of Minerals and Geology (“CDMG”), but requires public notice, a comment period and no objections before final approval by the CDMG.  The Company expects no objections and to receive final approval in the Company’s fiscal year 2007. The Company now maintains a coal mine reclamation bond with the State of Colorado in the amount of $816,526.  After approval of the reduction in the amount of $114,473, the remaining amount of the bond required will be $702,053.  In addition, on August 25, 2006, the Company applied for a Phase I release of 60% of the total remaining liability for coal reclamation which will result in an additional reduction in the coal mine reclamation bond in the amount of approximately $421,230 leaving a liability of approximately $280,820. Phase II and Phase III releases will be subject to approvals by CDMG confirming that environmental response, vegetation and re-growth has stabilized which could require a period of a couple of years. Liability reductions will provide a corresponding increase to cash and cash equivalents as releases of liability are issued.

Real estate expenses were approximately $24,438 and $159,295 in the three-month and nine-month 2006 periods compared to immaterial real estate expenses in the 2005 periods. The increase in real estate expenses was the result of a change in financial reporting pursuant to the decision to sell the Durango, Colorado property. Payroll and engineering fees previously capitalized were expensed in the 2006 periods.  Legal expense related to our efforts to sell the Durango, Colorado property was $11,064 and $79,699 in the three-month and six-

month periods ended November 30, 2006 with only $140 and $163 expensed in the three-month and nine-month periods ended November 30, 2005, respectively.

General and administrative expenses for the three months ended November 30, 2006 were $136,363 compared to $116,937 for the three months ended November 30, 2005, representing an increase of approximately $19,400 (16.6%).  General and administrative expenses for the nine months ended November 30, 2006 were $426,794 compared to $472,937 for the three months ended November 30, 2005, representing a decrease of approximately $46,100 (9.8%).  For the three-month and nine-month periods ended November 30, 2006, there were decreases in legal, auditing and Securities and Exchange Commission (“SEC”) filings expenses as no amendments of prior period “SEC” returns were required. However, increased shareholder reporting and payroll costs resulted in an increased expense for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005.

Other income for the three months ended November 30, 2006 was $82,390 compared to $35,437 for the three months ended November 30, 2005, representing a decrease of approximately $47,000 (132.5%).  Other income for the nine months ended November 30, 2006 was $218,527 compared to $529,509 for the nine months ended November 30, 2005, representing a decrease of 311,000 (58.7%).  The decrease was due to the sale of a portion of the Company’s investments available for sale in 2005 with no such sale in the 2006 periods. For the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005, interest and dividend income increased approximately $32,800 (67%) due to increase in interest rates.

The Company did not purchase any shares of its stock during the three-month period ended November 30, 2006, but purchased 4,500 shares in the nine-month period ended November 30, 2006.  All of such purchases were from unrelated parties.

Financial Condition and Liquidity

During the nine months ended November 30, 2006, all of the Company’s activities, operating, investing and financing, were net users of funds.  As a consequence, the Company’s cash and cash equivalents decreased by approximately $723,938. The Company did not participate in any exploratory or development drilling during the period. The Company’s operating activities used approximately $646,788 in funds as reclamation expenditures incurred during the nine months ended November 30, 2006, resulted in a significant decrease in cash and cash equivalents. However, the Company has requested an approximate $535,700 combined reduction in its reclamation bond liability as explained in its Results of Operations section of this report. As those releases are approved, the Company will receive corresponding increases in cash and cash equivalents.  The Company’s investing activities used approximately $51,275, primarily due to the purchase of office equipment and a field truck, partially offset by the sale of a portion of the Company’s other property and equipment during the period.  The Company’s financing activities used approximately $25,875 during the nine months ended November 30, 2006.  The financing uses were comprised entirely of purchases of the Company’s common stock. At November 30, 2006, the Company had no indebtedness, and cash and cash equivalents totaled approximately $2,643,423. As explained above, reductions in cash and cash equivalents during this period resulting from the reclamation of the Company’s coal mine will be replaced as portions of its reclamation bond liability to the State of Colorado are released.

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

ASSET RETIREMENT OBLIGATIONS: The Company accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding and including the Company’s previous coal mining operations. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

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

Among the factors that could cause actual results to differ materially are crude oil and natural gas price fluctuations, failure to achieve expected production and the timing of receipt of revenues from existing and future exploration and development projects (including, particularly, the secondary recovery project on the Madison County, Texas property), higher than estimated oil and gas and coal reclamation costs and delays with respect to, or failure to obtain, governmental permits and approvals necessary to proceed with real estate. In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

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

OAKRIDGE ENERGY, INC.
(Registrant)

Date:	January 16, 2007	By	/s/ Sandra Pautsky
Sandra Pautsky, President and Principal Executive Officer

Date:	January 16, 2007	By	/s/ Carol J. Cooper
Carol J. Cooper, Principal Financial Officer