Form 10KSB
period 2007-02-28
OAKRIDGE ENERGY INC
filed 2007-05-29
CIK 216748

U.S. Securities and Exchange Commission

Washington, D. C.  20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission file number 0-8532

OAKRIDGE ENERGY, INC.

(Name of small business issuer in its charter)

Utah	87-0287176
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

4613 Jacksboro Highway
Wichita Falls, Texas	76302
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (940) 322-4772

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.04 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

State issuer’s revenues for its most recent fiscal year.  $1,357,089

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

$9,839,829 as of April 20, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

4,262,917 as of May 16, 2007

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):  YES ☐  NO☒

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Oil and Gas Operations

Gravel Operations

Carbon Junction Coal Mine

Real Estate Held for Sale

Competition and Markets

Regulation

Environmental and Health Controls

Operating Hazards and Uninsured Risks

Employees

ITEM 2.	DESCRIPTION OF PROPERTY

Oil and Gas Properties

Reserves

Production

Lifting Costs and Average Sales Prices

Sales Contracts and Major Customers

Developed Acreage and Productive Wells

Undeveloped Acreage

Drilling Activity

Coal and Gravel Properties

Real Estate

Office Building

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Financial Condition and Liquidity

Critical Accounting Policies and Estimates

Forward-Looking Statements

ITEM 7.	FINANCIAL STATEMENTS

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

i

ITEM 8A.	CONTROLS AND PROCEDURES

ITEM 8B.	OTHER INFORMATION

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Section 16(a) Beneficial Ownership Reporting Compliance

Audit Committee

Audit Committee Financial Expert

Nomination Procedures

Code of Ethics

ITEM 10.	EXECUTIVE COMPENSATION

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 13.	EXHIBITS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit-Related Fees

Tax Fees

All Other Fees

Pre-Approval Policies and Procedures

SIGNATURES

EXHIBITS

ii

PART I

ITEM 1.                                                DESCRIPTION OF BUSINESS.

Oakridge Energy, Inc. (the “Company”) is engaged in the exploration for and development, production and sale of oil and gas primarily in Texas.  The Company also holds certain real estate in Colorado for sale, which lands cover gas, coal and other mineral deposits. See “Oil and Gas Operations” and “Real Estate Held for Sale” below and “Item 6. – Management’s Discussion and Analysis or Plan of Operation.”

The Company is a Utah corporation incorporated in 1969.  The Company’s executive offices are located at 4613 Jacksboro Highway, Wichita Falls, Texas 76302.  The Company’s telephone number is (940) 322-4772.

The Company has restricted its oil and gas exploration activities in recent fiscal years as it has conserved its limited resources for utilization on a secondary recovery water-flood project on its principal oil and gas producing property in Madison County, Texas, its proposed real estate development project adjacent to Durango, Colorado, and reclamation of its Carbon Junction Coal Mine in Durango, Colorado.  In fiscal 2007, the Company continued its participation in the water-flood project started in the last quarter of fiscal 2003 as well as its other oil and gas operations. See “Oil and Gas Operations” and “Real Estate Held for Sale” below and “Item 6. – Management’s Discussion and Analysis or Plan of Operation.”

During mid 2004, Sandra Pautsky, the Company’s Chief Executive Officer and principal shareholder, received treatment for cancer that was diagnosed in late 2003.  Ms. Pautsky has responded well to treatment and has resumed normal activities, although additional treatment will be necessary in the future. Ms. Pautsky has been the principal force pushing the Company’s proposed real estate development project. Concerns regarding her health, the project size, the significant financial requirement by the Company, the number of years to complete, coupled with the risk involved to the Company in committing so much of its limited financial resources to one project caused the Company to decide after the end of fiscal 2004 to attempt to sell the Company’s 1852 acres of land located in La Plata County, Colorado.

On April 4, 2006, the Company signed a contract to sell its Durango property (the “Durango Property”) for a price of $40,000,000, which contained an election by the buyer to terminate its contract in accordance with provisions in the agreement.  On June 12, 2006, the Company was notified of the buyer’s election to terminate its contract.

On October 18, 2006, the Company entered into a contract with another buyer for a price of $35,000,000, with no provision to terminate the contract with the exception of proof of title.  On November 29, 2006, the Company announced the failure of the buyer to make good delivery of installment earnest money deposits following the death of the buyer’s principal that resulted in the buyer’s contract default.  See “Real Estate - Decision to Sell Property” below and “Item 6. – Management’s Discussion and Analysis or Plan of Operation.”

Oil and Gas Operations

The Company’s oil and gas operations are primarily conducted in Madison and other North Texas counties and to a lesser extent, Freestone, Red River, Panola, Gregg and Smith Counties of East Texas.  The Company is the operator of only its North Texas Leases.  All other oil and gas interests owned are participation interests whereby the Company owns an interest in a property that is operated and maintained by another interest owner under an operating agreement. The Company receives payment for its oil and gas sales from the purchaser or the operator and is billed by the operator for its ownership percentage of joint expenses relative to getting the oil and/or gas from the wells to a sales point.

The Company did not participate in the drilling of any exploratory or development wells in the fiscal year ended February 28, 2007; however, when the Company is offered a participation, Ms. Pautsky and Danny Croker, the Company’s Vice President, select the exploration and development prospects in which the Company participates.

The Company’s principal producing oil and gas property for the past eight fiscal years has been its 25% working interest in the BSR (Sub-Clarksville) Field in Madison County, Texas (the “Madison County, Texas property”).  In fiscal 2006 and 2007 the Madison County, Texas property was responsible for approximately 60% of the Company’s total oil and gas revenues.  The property consists of 25 producing wells with proven developed reserves.

The property is fully developed for its primary oil and gas reserves.  As production declined, a decision was made to install a secondary recovery project on the property. The Company’s independent petroleum engineers have estimated that 509,641 barrels of proven undeveloped secondary oil reserves are recoverable to the Company’s interest in the property by water-flooding the reservoir. In fiscal 2003, Texas Railroad Commission approvals of the project were obtained, the property was unitized and the project commenced effective as of December 1, 2002.

As a part of the water-flood process, there are currently three water injection wells and one water supply well.  During fiscal 2007, approximately 810,000 barrels of water were injected into the three wells resulting in approximately 2,060,000 barrels of water being injected into the formation thus far.  The operator has informed the Company that until approximately 3,000,000 barrels of water have been injected into the formation, no significant increase in oil production volumes are expected from the property.  It is the intent of the operator to make changes in the next sixty to ninety days, which will include converting two additional wells to injection wells at a location in the field which will add infield flooding to the current down-dip flooding in the southern part of the field.  When the field was set up for injection, infrastructure was installed that would permit injection at any well.  Wells that are located nearby to current injection wells have begun to respond to injection, although there can be no assurance that the waterflood will be successful.  The project may ultimately require converting a total of 9 producing wells to water injection wells and converting another producing well to a water supply well.

The Company’s remaining investment cost for the project is estimated to be approximately $375,000, which includes its share of the cost for a proposed water plant and distribution system and conversion costs mentioned above. See “Item 6. – Management’s Discussion and Analysis or Plan of Operation - Results of Operations.”

Gravel Operations

Surface ownership, gravel mining contract and surface lease:  The Company’s gravel property is located on approximately 63.5 acres of the 1,852 acres of land owned by the Company in fee in La Plata County, Colorado.  Pursuant to a contract and surface lease effective January 1, 1994, Four Corners Materials ( “FCM”) mined sand, gravel and rock products from the gravel permit area for a term of eight years. After the expiration of the contract, gravel mining continued pursuant to an oral agreement between the parties.

Permit and permitted acres: The original permit area covered 33.6 acres, but, with the Company’s consent, FCM added an adjacent 11.9 acres (9.9 acres in one transaction, 2.0 in another) of the Company’s land to the permit area providing FCM additional gravel reserves to mine.

In mid-2002, FCM filed a permit amendment to the Colorado Division of Reclamation, Mining, and Safety (the “CDRMS”) for a gravel permit to cover 97.31 acres pursuant to an agreement between the Company and FCM regarding complete reclamation by it of the Company’s coal mine at the Company’s expense and to allow for additional acres to be included in FCM’s gravel mining operation.  The 97.31 acres included 33.06 original acres included in the gravel permit, 9.9 acres additional gravel acres included under FCM’s previous gravel permit and 54.35 acres permitted under the Company’s coal permit.

In September 2003 as a result of a request by FCM that the CDRMS cease processing its financial warranty for the permit, the permit area was reduced to the original 33.06 acres which had previously been mined and CDRMS stated a mining permit would not be issued until the division received and approved  performance and financial warranties. Following this action by FCM, the Company required the cessation of FCM’s gravel mining operation on the property.  Thereafter, FCM filed a permit application to change the permit area to include the original 33.06 acres and an additional 31.45 acres, being 64.51 acres and issued a financial warranty for those acres.

In May 2005 the permit area was reduced from 64.51 acres to 63.5 acres as 1.01 acres financial guarantee was included under the Company’s Carbon Junction coal mine reclamation plan.

Reclamation and financial warranty: In fiscal 2006, FCM reclaimed its mining operation, as allowed under its permit on the property, at which time the CDRMS released a portion of FCM’s financial warranty with regard to reclamation, retaining approximately $104,000 in financial warranties awaiting CDRMS confirmation that environmental responses, vegetation and re-growth has stabilized.

Post Mining Activities & Inspections: Following the cessation of mining, sales of gravel were made from stockpiles accumulated prior to mining termination.  Thereafter through fiscal 2005, revenues related to the gravel operation were received for road usage fees, use of surface land for operations, and stock pile sales.  The Company would consider leasing the property again for gravel operations but has no intention of conducting gravel mining operations itself on the property.

Monthly inspection of the mine-site and its records are conducted by the CDRMS who reports to FCM regarding compliance requirements under the permit as a result of the inspection.  Inspections and resulting compliance operations will continue until the complete release of the reclamation liability and warranty.

Carbon Junction Coal Mine

Surface ownership and coal leases:  Leases covering coal deposits beneath Company lands were acquired in October 1990 and have primary terms of twenty-five years, and unless renewed, expire in the year 2015. The Company’s leases cover a 25% interest in the coal; as the Company owns a 75% interest in the coal, the surface estate of approximately 1,640 acres, and has the executive rights (i.e., the exclusive right to sign coal leases) on the leased 25% interest. No annual delay rentals or advance minimum royalties are required.  In 1991, the Company purchased the surface estate, a 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of approximately 190 additional acres in La Plata County adjacent to the above-referenced tract.  The Company has not leased the remaining 25% interest in the coal.  By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described tracts.

Coal Mining Permit dated July 31, 2003 Expiring July 31, 2008:  Coal deposits held under the Company’s lands have been minimally permitted and disturbed by mining operations.  Of the 1,830 acres owned and leased, 192 acres have been permitted for mining, and approximately 38 acres have been disturbed. Competitive conditions in the coal marketplace, primarily transportation issues, have resulted in the inability of the Company to produce these deposits competitively; therefore the Company records no economic value for the reserves. If required for reclamation activities, the Company will acquire a new permit upon the expiration of the current permit.

Reclamation liability and financial warranties:  The Company’s original and current bond amount for the reclamation of the coal mine is $816,526.  Of the 192 acres covered by the mine permit, approximately 38 acres have been disturbed by operations.   The Company has reclaimed 26 of those acres resulting in 12 acres remaining disturbed.

In March 2006, the Company put out a Final Reclamation Bid Package for its Carbon Junction coal mine.  On April 24, 2006, the Company entered into a fixed-price contract in the amount of $567,000 with C&J Gravel of Durango, Colorado to accomplish the work in the Final Reclamation Bid Package.  As of February 28, 2006, the Company’s reclamation reserve was raised to $567,000 to reflect the amount contracted by the Company for the reclamation. Reclamation activities permissible under the terms of the permit were completed in fiscal 2006.

On August 25, 2006, the Company filed a Phase 1 Bond Release Application with the CDRMS requesting the release of $489,916 of the current bond required to cover the release from the permit of approximately 26 reclaimed acres of the 38 acres disturbed.  On August 28, 2006, the Company was informed by the CDRMS that a previously filed Technical Revision No. 13, which updated the reclamation cost estimate for the mine, would result in a reduction of its $816,526 reclamation liability for the site in the amount of $114,473 to $702,053. Under the terms of a Phase 1 bond release, up to 60% of the remaining bond is acceptable to be released. In fiscal 2008, the Company expects the release of approximately $421,231 in addition to the $114, 473 resulting in a remaining financial warranty of approximately $281,000 for the remaining approximately 12 disturbed acres.

Phase II and Phase III bond releases are eligible for complete and final bond release after sediment control structures are reclaimed.  If these structures were necessary for the impending development of the site, Phase II and Phase III bond releases may be approved by the CDRMS at the time that it is determined.  However, the full release of the Company’s reclamation performance bond is subject to the CDRMS’s confirmation that environmental responses, ground cover, vegetative habitat and re-growth have stabilized and may require a couple of years.

Current Mining Activities and Inspections: Activities on the mine site have ceased with the exception of monthly site and records monitoring required under the terms of the permit and are conducted by the CDRMS. Inspections are conducted each month and the CDRMS reports to the Company regarding issues of its general mine compliance under the terms of its permit. If needed, the Company then conducts operations to respond to requirements by the CDRMS as a result of these inspections.  Inspections and operations will continue until the complete release of the reclamation liability and warranty. See “Item 6. – Management’s Discussion and Analysis or Plan of Operation.”

Real Estate Held for Sale

Location:  The Company’s Durango Property is comprised of approximately 1,852 acres of land located in La Plata County, Colorado.  The major highways intersecting the City of Durango and La Plata County are US Highway 550 running north and south and US Highway 160 running east and west.  The Company’s land is aligned with US Highway 160 and is located on a mesa adjacent to and above the City of Durango.  The Durango Property is not currently within the city limits; however, certain portions of the Durango Property have common boundaries to the city.

Background and Plan Approval Process:  In September 2000, the Company filed an annexation application and the conceptual plan with the City of Durango, Colorado for 1,100 acres of its property.  The Company became aware that, prior to any action by the city regarding annexation, a plan had to be developed and approved by the city for the area in which the Company’s property is located (the “Area Plan”).  The Area Plan evaluates land uses within a specific area to determine whether the uses will be compatible with each other.  Properties adjacent and nearby that may be impacted by the landowner requesting annexation are studied.  Impacts to resources of minerals, coal, oil and gas, as well as wildlife, archeological, geologic and environmental hazards, traffic, public facilities and infrastructure are reviewed.  Public hearings on the Area Plan provide a forum for neighborhood discussion and comment. Public meetings were held in fiscal years 2001, 2002 and 2003. The ideas, issues and concerns of the property owners, the Durango community, and city staff were used to prepare the Area Plan.  The Area Plan provides guidance for decisions in developing lands within the Area Plan consistent with the community’s larger vision for Durango.

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

Plan concept:  Conceptual Plans are subject to change.  The guidelines within the Area Plan reflect the principles found in traditional neighborhood developments.  The Company’s mixed-use development concept, tentatively called “Oakridge at Durango,” is a neighborhood design where residential villages would be within convenient walking or biking distance to nearby neighborhood squares offering life’s daily essentials.  Each square would include a small neighborhood business district intended as a transitional area of light business uses between residential areas and other features where shopping, services or office spaces would be provided to the nearby neighborhoods.  The center of each square would include a small community park and plaza for resting, playing or eating. Houses of worship and day care would be conveniently sited.  Residential densities would shift from high-density in the center of the village to medium or less density as the golf course or rims of the mesa are approached.  The Area Plan adopted by the City of Durango incorporates areas of open space and preserves hillsides, gulches and other natural features of the terrain, while allowing residential, commercial and resort development opportunities around the proposed golf course and other recreational properties.  A substantial business park is envisioned to attract corporate home offices and local businesses to the area.

The mountainous acres of the Durango Property that extend northeast would remain outside the annexed area of the Durango city limits for possible development into 35-acre lots in the future.

Approval of Area Plan:  The Area Plan, contemplating that approximately 1,202 acres of the Company’s property would be annexed, was adopted by the City of Durango’s Planning Commission in December 2003 and by the City Council in January 2004.  The Company’s management believes that the approval of a final Area Plan constitutes a major step forward for the Company.

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

On May 16, 2005, representatives of Morgan Keegan & Co., Inc. (“Morgan Keegan”) met with certain members of the Board of Directors and discussed marketing the Company and its assets.  The Board of Directors determined that the Company should solicit buyers for a sale of the Company and/or its assets on terms and at prices that would maximize shareholder value.

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

On December 13, 2005, the Company engaged a local Durango real estate brokerage company on a non-exclusive basis to market the Durango Property at a specified minimum price. The marketing performed by the brokerage company resulted in two site visits but no offers.

On January 12, 2006, the Company engaged another local Durango real estate brokerage company on a non-exclusive basis to market the Durango Property at a specified minimum price.  The second brokerage company contacted approximately four potential buyers, which resulted in two site visits. One of the potential buyers performed significant due diligence on the Durango Property.  However, other offers were received by the Company prior to the completions of such due diligence and no offer was made. On March 21, 2006, one of the potential buyers submitted an offer on the Durango Property.

On January 13, 2006, the Company contracted with another local Durango brokerage company on a non-exclusive basis to market the Durango Property at a specified minimum price who identified six potential buyers, which resulted in two site visits and one offer on March 17, 2006.  This brokerage company was responsible for identifying Denali Partners, LLC (“Denali”) as a potential buyer for the Durango Property in November 2004.  The Company was contacted by the representative for Denali and conducted serious negotiations with the group prior to the determination of the Board of Directors in mid-2005 to analyze strategic alternatives for the Company and the Durango Property through the engagement of Morgan Keegan. Morgan Keegan continued the Company’s negotiations with Denali during their marketing efforts to sell the Company and/or its assets and received an offer from Denali for less than its final offer.

In February 2006, the Company renewed negotiations with Denali.  On March 6, 2006, the Company received an offer from Denali of $35 million, which was later increased to approximately $40 million.  Between March 6, 2006 and April 4, 2006, the Company, our legal advisors and financial advisors engaged in conference calls and exchanged correspondence with Denali to negotiate the terms of the Contract to Buy and Sell Real Estate and ancillary documents (the “Contract”).

Mutual Acceptance of Contract to Buy and Sell Real Estate:  On April 4, 2006, the Company accepted Denali’s offer, subject to certain terms and conditions, and our Board of Directors (i) determined that the transactions contemplated by the Contract to Buy and Sell Real Estate were advisable and in the best interest of the shareholders and (ii) unanimously approved the Contract to Buy and Sell Real Estate.  At the request of Denali, Ms.

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

Inspection Period and Earnest Money: The Buyer’s obligations under the Contract were subject to and conditioned upon the Buyer’s investigation and study of the Durango Property and satisfaction with all aspects deemed relevant by the Buyer in its sole and absolute discretion.  The Contract inspection period would be the period that is 60 days from the execution of the Contract, or any extension date thereof.  Prior to June 19, 2006, the Buyer could for any reason in its sole discretion terminate the Contract.

On June 12, 2006, the Company received notice that the buyer had elected to terminate the contract.   In that event, the initial earnest money deposit of $2 million was fully refundable and all earnest money and interest earned thereon were returned to the buyer.

In an effort to eliminate the election to terminate provision in future contracts, the Company made the determination that it would provide to all potential buyers a package that included title and survey documentation, due diligence documents provided to Denali under the terminated contract, marketing information and planning approval documentation.

Between June 12, 2006 and July 18, 2006, with assistance from Crane, Leake, & Ehlers, a professional corporation located in Durango, Colorado, the Company compiled a four-volume package on the Durango Property, which is issued to potential buyers with the request that a buyer complete their due diligence on the property prior to making an offer to the Company.

Between June 19, 2006 and August 30, 2006, the Company, through Crane, Leake, & Ehlers, issued 20 packages to interested parties, which included some parties that made offers on the Durango Property prior to our entering into contract with Denali.  Thereafter, an additional 5 packages have been issued, with some being returned and reissued.

On July 19, 2006, the Company issued a package to a local realty company for receipt of their client, First City Realty Development Corp.

On September 6, 2006, the Company received a contract for the purchase of the Durango Property from one of the groups who had received a package.  We did not accept the contract as the terms were not satisfactory.

On September 21, 2006, the Company received a contract for the purchase of the Durango Property from one of the groups who had received a package.  We did not accept the contract as the terms were not satisfactory.

On October 6, 2006, the Company received a Contract to Buy and Sell Real Estate from First City Realty Development Corp. for $35,000,000.  Certain terms required further negotiation.

On October 18, 2006, the Company sent First City Realty Development Corp. a counterproposal to the Contract to Buy and Sell Real Estate, which was executed by the Company and First City Realty Development Corp. on October 18, 2006.

On November 29, 2006,  the Company announced that First City Realty Development Corp. had defaulted on the above-referenced contract as a result of First City Realty’s failure to make the first two earnest money deposits following the death of Larry Day, the owner and President of First City Realty Development Corp.

The Company is exploring all its remedies with respect to First City Realty Development Corp.’s default, but the Company has been disappointed to date with activities pursuant to the default.

On April 18, 2007, the Company received a Letter of Intent to acquire the Company’s Durango Property, not intended to be a binding agreement subject to final terms of being negotiated and established in a mutually executed contract.  Preliminary terms were not acceptable to the Company.  Discussions are ongoing.

Competition and Markets

Competitive Conditions:  Two other Durango area developments are of significant size and could compete with Oakridge at Durango. Three Springs is a large project that is being developed a few miles east of Oakridge at Durango on the eastern edge of the city that includes a 60 acre medical center and campus, new hospital, medical office buildings, and 66 affordable employee housing units. It’s Village 1 has been approved for 1,872 units to be completed in three phases with 300,000 square feet of commercial space to be included on the property. Approximately 80,000 square feet of the commercial space is expected to be completed in the fall.  Approximately 30 residential units ranging in size from 1,300 square feet to 2,300 square feet priced between $340,000 and $510,000 are currently being offered for reservation, through a reservation agreement.  Edgemont Ranch is another development located nearby Durango.  Edgemont Ranch is situated to the northeast of the City and when complete is expected to include approximately 1,000 homes on 1,400 acres.  Because of the size and the proximity of these projects to the Durango Property, they may compete with Oakridge at Durango.

Competition:  A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company.  Competition for desirable leases and suitable prospects for oil and gas drilling operations is intense, and in the past the Company has experienced significant competition in obtaining the services of drilling contractors and in purchasing tubular goods and other materials necessary to drill and complete wells.  In fiscal 2006 and 2007, the Company did not experience any difficulty in obtaining services and materials because of its lack of exploration and development activities.

The gravel and coal industries are also highly competitive.  A principal competitive factor in both industries is product price.  In addition, with respect to coal, (i) its quality and (ii) with regard to major sales agreements, the financial and organizational ability of the selling company to meet long-term coal delivery requirements of utility companies and (iii) transport the product competitively are important.  With regard to the quality of coal, the important criteria include BTU (heating value), sulfur and ash content.

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

Oil and gas prices have been on a generally upward trend since the first quarter of fiscal 2003 and such prices had a materially positive effect on the Company’s revenues in fiscal 2007 and on the amount and present value of the Company’s estimated proven oil and gas reserves at year end.  In fiscal 2007, the Company’s average oil price received increased $4.74 per barrel (approximately 8%) from that received in fiscal 2006.  The Company’s average gas price received for fiscal 2007 finished the year lower than in fiscal 2006 (a decrease of $1.81 per MCF, or approximately 24%); however, the effect of changes in gas prices on the Company’s revenues and proven reserves is not as great as changes in oil prices due to the Company’s significant weighting in favor of oil production.

While certain of the Company’s gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 28, 2007. See “Item 6. – Management’s Discussion and Analysis or Plan of Operation - Results of Operations.”

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

Certain sales, transportation and re-sales of natural gas by the Company are subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act (the “NGA”), the Natural Gas Policy Act of 1978 (the “NGPA”) and regulations promulgated by the Federal Energy Regulatory Commission (“FERC”) under the NGA, the NGPA and other statutes.  The provisions of the NGA and the NGPA, as well as the regulations there-under, are complex and can affect all who produce, resell, transport, purchase or consume natural gas.

Although FERC transportation regulations do not directly apply to the Company because it is not engaged in rendering jurisdictional transportation services, these regulations do affect the operations of the Company by virtue of the need to deliver its gas production to markets served by interstate or intrastate pipelines.

Coal and Gravel:  The Company’s coal operations in the past have been subject to extensive regulation under the Surface Mining Control and Reclamation Act of 1977 and the Colorado law of a similar nature and the Clean Air Act of 1990.  The effects of such regulations have been (i) to increase significantly the lead time to commence actual surface coal mining operations, (ii) to make it more costly for the coal to be marketed and (iii) to limit the customers for the coal to certain types of power plants.  The Company’s gravel operations are subject to comparable regulation, but compliance standards are less rigid.

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

Employees

As of May 16, 2007, the Company had four full-time employees and one part-time employee.  Three of the employees were located at the Company’s executive offices and two were field employees located in North Texas.  The Company considers its relations with its employees to be satisfactory.

ITEM 2.                                                DESCRIPTION OF PROPERTY.

Oil and Gas Properties.

Reserves

 Reference is made to “Supplemental Oil and Gas Data (Unaudited)” included as supplemental information to the Financial Statements for additional information concerning:  (i) certain cost and revenue information pertaining to the Company’s oil and gas producing activities; (ii) estimates of the Company’s oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company’s oil and gas reserves and the changes in such standardized measure.  The engineering report with respect to the Company’s proved oil and gas reserves as of February 28, 2007 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas (“Stephens Engineering”). At such date, all of the Company’s oil and gas reserves were located in the United States and in the States of Texas, Mississippi, Colorado and Oklahoma.

No reserve reports pertaining to the Company’s proved net oil or gas reserves were filed with any Federal governmental authority or agency during the fiscal year ended February 28, 2007, and no major discovery is believed to have caused a significant change in the Company’s estimates of proved reserves since that date.

The following table reflects Stephens Engineering’s estimate of those quantities of oil and gas as of February 28, 2007 which can be produced from the Company’s proved developed reserves during the fiscal year ending February 28, 2008, using equipment installed and under economic and operating conditions existing at February 28, 2007:

Oil (Bbls.)	16,896
Gas (MCF)	24,457

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

Production

The following table shows for each of the three fiscal years ended February 28, 2007 the total production attributable to the Company’s oil and gas interests:

Fiscal Year Ended February 28	Oil (Bbls.)	Gas (MCF)
2007	18,707	20,749
2006	21,587	38,732
2005	23,852	41,289

Lifting Costs and Average Sales Prices

The Company’s production (lifting) costs and average sales prices received during each of the three fiscal years ended February 28, 2007 were as shown in the following table:

	Fiscal Year Ended February 28,
	2007	2006	2005
Lifting Costs

Per Equivalent Unit (Bbls.)	$39.69	$24.30	$20.36

Average Sales Prices

Oil (per Bbl.)	62.42	57.68	42.54
Gas (per MCF)	5.82	7.63	5.95

Sales Contracts and Major Customers

The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company’s producing properties are located.  During the fiscal year ended February 28, 2007, approximately 70% of the Company’s oil sales were made to Teppco Crude Oil, L.P. (“Teppco”) and approximately 24% were made to Sunoco, Inc.  During fiscal 2007, approximately 57% of the Company’s gas sales were made under short-term contracts to Orion Pipeline, L.L.C. (“Orion”) and approximately 19% were made to Chevron U.S.A., Inc.

Substantially all of the Company’s oil sales to Teppco and its gas sales to Orion were from the Company’s Madison County, Texas property.

In the opinion of management, the termination of any of the Company’s sales contracts would not adversely affect the Company’s ability to sell its oil and gas production at comparable prices.

Developed Acreage and Productive Wells

As of February 28, 2007, the Company owned working and overriding royalty interests in 8,999 gross (2,530 net) acres of developed oil and gas leases and 67 gross (21.09 net) productive oil and gas wells.

The following table summarizes the Company’s developed acreage and productive wells as of February 28, 2007:

	Developed Acreage(1)				Productive Wells(1)(3)
	Gross(2)		Net(2)		Gross(2)		Net(2)
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
Texas:
Madison Co	4,515	—	1,129	—	25	—	6.25	—
All Other Cos	2,248	1,914	1,219	177	26	13	12.47	2.31
Mississippi	40	—	—	—	1	—	0.01	—
Colorado	—	242	—	4	—	1	—	0.02
Oklahoma	40	—	1	—	1	—	0.03	—

Total	6,843	2,156	2,349	181	53	14	18.76	2.33

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

(3)           Includes 14 gross (3.19 net) shut-in wells; excludes 8 gross (3.30 net) water injection wells.

Undeveloped Acreage

The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 28, 2007:

State	Gross Acres	Net Acres
Texas	1,670	551
Arkansas	2,428	1,214

Total	4,098	1,765

All of the Company’s undeveloped leases in the State of Arkansas cover lands located in Miller County.  In the absence of drilling activity which establishes commercial reserves sufficient to justify retention or renewal of leases, the Company’s leases on approximately 2.63% of its net acres will expire in fiscal 2008, 10.91% will expire in fiscal 2009 and 0.18% will expire in fiscal 2010.  The remaining approximate 86.28% of the Company’s undeveloped acreage, which includes all of such acreage in the State of Arkansas and a portion of such acreage in Gregg and Montague Counties, Texas, is currently held in force by production.  The Company has no ownership interest in the Miller County, Arkansas productive acreage.

Drilling Activity

The Company did not participate in drilling any development wells during the three fiscal years ended February 28, 2007, and, as of February 28, 2007, the Company was not in the process of drilling or completing any wells.

Coal and Gravel Properties.

Coal Leases:  Leases covering coal deposits beneath Company lands were acquired in October 1990 and have primary terms of twenty five years, and unless renewed, expire in the year 2015. The Company’s leases cover a 25% interest in the coal; as the Company owns a 75% interest in the coal, the surface estate of approximately 1,640 acres, and has the executive rights (i.e., the exclusive right to sign coal leases) on the leased 25% interest. No annual delay rentals or advance minimum royalties are required.   In 1991, the Company purchased the surface estate, a 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of approximately 190 additional acres in La Plata County adjacent to the above-referenced tract.  The Company has not leased the remaining 25% interest in the coal.  By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described tracts.

Coal Mining Permit dated July 31, 2003, Expiring July 31, 2008:   Coal deposits held under the Company’s lands have been minimally permitted and disturbed by mining operations.  Of the 1,830 acres owned and leased, 192 acres have been permitted for mining, and approximately 38 acres have been disturbed. Competitive conditions in the coal marketplace, primarily transportation issues, have resulted in the inability of the Company to produce these deposits competitively; therefore the Company records no economic value for these reserves. The mine permit requires financial warranty for the disturbed acres under the permit, therefore the Company made the decision to reclaim its permitted area, as allowed under permit conditions, in order to obtain the substantial release of its financial warranty for reclamation. See “Item 1 - Description of Business - Carbon Junction Coal Mine”

The Company also owns 55% of the gravel, oil, gas and other mineral rights with respect to the approximate 1,640 acre tract in La Plata County, Colorado and has the executive rights on the remaining 45%.  The permit to mine gravel held by FCM, operator of the gravel mine, contains 63.5 acres.  FCM is no longer mining sand, gravel and rock products from the permit area and has reclaimed, as allowed under their permit, the lands disturbed by their activities.  See “Item 1. - Description of Business - Gravel Operations” and “Item 6. – Management’s Discussion and Analysis or Plan of Operation - Results of Operations.”

Real Estate.

The Durango Property, in La Plata County, Colorado held for sale by the Company contains 1,852 acres covering coal, gas and other minerals including gravel as described above in “Coal and Gravel Properties”.  Approximately 1,202 acres of such land is the subject of a planned mixed use development by the Company.  See “Item 1. - Description of Business - Real Estate Held for Sale.”

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

ITEM 4.                                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended February 28, 2007 to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.                                                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SESCURITIES.

The Company’s common stock, $.04 par value, is traded in the over-the-counter market.  The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 28, 2006 and February 28, 2007 by quarters.  Such quotations were furnished to the Company by the National Quotation Bureau, LLC and were supplied by The National Association of Securities Dealers (“NASD”) through the NASD OTC Bulletin Board, the NASD’s automated system for reporting NON-NASDAQ quotes and the National Quotation Bureau’s Pink Sheets.  The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Period	High	Low

Fiscal Year Ended February 28, 2006:
Quarter Ended May 31, 2005	$6.00	$3.25
Quarter Ended August 31, 2005	5.00	3.25
Quarter Ended November 30, 2005	5.00	2.35
Quarter Ended February 28, 2006	5.75	3.25

Fiscal Year Ended February 28, 2007:
Quarter Ended May 31, 2006	$9.00	$4.00
Quarter Ended August 31, 2006	7.50	4.00
Quarter Ended November 30, 2006	8.40	4.50
Quarter Ended February 28, 2007	8.00	5.00

As of May 16, 2007, the approximate number of holders of record of the common stock of the Company was 432.

The Company did not pay any dividends during the two fiscal years ended February 28, 2006 and February 28, 2007.  There are currently no restrictions upon the Company’s ability to pay dividends. Our Board of Directors has not approved a dividend in connection with the proposed sale of the Company’s Colorado lands.  Although our Board of Directors will consider approving a dividend to distribute a portion of the net proceeds received from the sale of the Durango Property, if the sale is accomplished, we cannot assure you that such dividend will be approved or declared.

The following table shows all purchases of the Company’s shares of common stock made by the Company during the fourth quarter of the Company’s fiscal year ended February 28, 2007:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
December 1, 2006 Through December 31, 2006	4,000	$7.00

The purchase of shares were made in private transactions directly with the stockholders involved. The Company has no publicly announced plans or programs to purchase its shares of common stock.

ITEM 6.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7.

Results of Operations

The Company had a net loss of $174,680 ($.04 per share) in the fiscal year ended February 28, 2007 compared to a net income of $323,731 ($.08 per share) in the fiscal year ended February 28, 2006. The Company experienced losses from operations in both the 2007 and 2006 fiscal periods, however, the loss from operations in fiscal 2006 was offset by an approximate $690,100 gain on the sale of investment securities with no such sale occurring in fiscal 2007.  Also, revenues for fiscal 2007 decreased approximately $204,000 (13.07%) while oil and gas operations expense increased approximately $203,900 (25.2%) adding to the loss in fiscal 2007.

Oil and gas revenues decreased approximately $174,000 (11.36%) in the fiscal year ended February 28, 2007.  Although average oil prices received during the year continued to rise, it did not offset the decrease in the Company’s oil volumes sold and the decline in the average price received for gas.  Fees in the amount of $36,600 received by the Company both in fiscal 2007 and 2006 for serving as operator of most of the Company’s North Texas area properties are included in oil and gas revenues.

The following table compares the Company’s oil and gas revenues and average prices received by the Company and its sales volumes of oil and gas during fiscal 2007 with those of fiscal 2006:

	Fiscal 2007	Fiscal 2006	Percentage Difference
Oil:

Revenues	$1,145,535	$1,261,657	-	9.2%
Volume (Bbls.)	18,322	21,874	+	16.2%
Average Price (per Bbl.)	$62.52	$57.68	+	8.4%

Gas:

Revenues	$171,070	$225,490	-	24.1%
Volume (MCF)	29,396	29,545	-	.5%
Average Price (per MCF)	$5.82	$7.63	-	23.7%

Non-material amounts of natural gas liquids revenues and sales volumes for both years are excluded from the foregoing table.

The Company’s revenues in fiscal 2007 from the Madison County, Texas property decreased $101,204 (11.07%) as the higher average oil prices received for production from the property could not offset the effect of lower oil and gas sales volumes.  The Madison County, Texas property has been fully developed for its primary oil and gas reserves for some time.  The property was unitized in fiscal 2003 and a secondary recovery (waterflood) project on the property was commenced in the last quarter of that year.  Three injection and one water supply wells are active currently and during fiscal 2007 approximately 810,000 barrels of water were injected into the three wells resulting in approximately 2,060,000 barrels of makeup water injected thus far.  The Company has been advised by the operator that it does not expect any significant increase in oil production volumes from the property until the void in the producing formation from prior oil and gas production, which is equivalent to roughly 3,000,000 barrels of oil, has been filled.  Some wells nearby to the injection wells have begun to respond to the waterflood.  Although the Company has continued strong expectations with respect to the waterflood project, it should again be emphasized that there can be no assurance that the secondary recovery project will be successful.

The Company’s gravel revenues for fiscal 2007 decreased $30,000 (100%). The Company received revenues from surface use due to FCM operations in fiscal 2006. No surface use revenues were received in fiscal 2007.

Expenses for the Company’s oil and gas operations increased $203,900 (25.2%) in the fiscal year ended February 28, 2007 as workover and well servicing costs, tubing replacements, pumps, repairs, supplies, chemicals and electricity expenses increased.  Madison County lease operations increased $161,300 and North Texas lease operations increased $39,100.  The Company did not participate in the drilling of any wells in fiscal 2007 or 2006, therefore no exploration or dry hole costs were incurred in these periods.

The expenses of the Company’s coal and gravel operations decreased by approximately $327,900 (69.4%) in fiscal 2007, primarily as the result of the Company incurring the expense of reclaiming its Carbon Junction Coal Mine in fiscal 2006, with only minimal charges toward reclamation in fiscal 2007. FCM has reclaimed its gravel mining operations on the property, which consisted of 63.5 acres.

Real estate development expense increased approximately $192,500 (24,844%) in fiscal 2007 primarily due to surveying costs, legal expenses related to sale efforts, increased ad valorem taxes and payroll. General and administrative expenses decreased approximately $26,600 (4.7%) in fiscal 2007 resulting from lower legal fees which were partially offset by higher payroll and employee benefit costs.

Other income decreased approximately $559,100 (68.8%) in fiscal 2007 compared to fiscal 2006. Other income consists of two primary components - other net income and gain on sales and redemptions of investment securities. The Company experienced a gain on the sale of investment securities of approximately $690,100 in fiscal 2006 with no such gain in fiscal 2007.  Other net income consists primarily of interest and dividend income and the gain or loss on any sale of oil and gas properties or other assets and partnership income or loss. Increased interest rates resulted in increased interest income in the amount of approximately $57,100. As to the remaining other net income components, the gain on sale of assets increased approximately $90,600 and  the Company’s loss relating to its interest in the limited partnership, which operates a small gas pipeline in the East Texas area, was approximately $3,000 more in fiscal 2007 than in fiscal 2006.

The Company’s provision for income tax became a benefit in fiscal 2007 when it had been an expense in fiscal 2006 resulting in a decrease in income tax expense of approximately $306,500 in fiscal 2007 compared to fiscal 2006.  This provision includes U.S. Federal corporate and state income taxes.

The Company’s weighted average shares outstanding decreased approximately .38% in the fiscal year ended February 28, 2007 due to the purchase of 8,500 shares of the Company’s stock made by the Company from other shareholders during the year.

Financial Condition and Liquidity

During fiscal 2007, the Company did not participate in any exploratory or development drilling and generally tried to restrict its expenditures on operational and investing activities.  However; as follows, the operating, investing and financing activities were all net users of cash, resulting in a decrease in the Company’s cash and cash equivalents at year end of approximately $956,500.

The Company’s operating activities used approximately $775,800 in cash in fiscal 2007 essentially as a result of the payment of its third party contract to reclaim its Carbon Junction coal mine in the amount of $567,000.  Increased ad valorem taxes and expenses related to the Company’s efforts to sell the Durango Property that include payroll and legal expenses, engineering cost for performing an Alta survey to confirm the number of acres and boundary of lands being sold by the Company increased fiscal year operating expenses in the amount of approximately $254,000, although a portion of the Company’s accounts in the amount of approximately $175,000 were owed at fiscal year end.   The Company’s investing activities used approximately $126,900 in funds, primarily for the purchase of investment securities.  The Company’s financing activities (entirely purchases of the Company’s common stock) used approximately $53,900 in funds in fiscal 2007.  At February 28, 2007, the Company still had no indebtedness and cash and cash equivalents aggregated approximately $2,410,800.

The Company’s decision to attempt to sell its Colorado real estate, which sale is expected in fiscal 2008, should eliminate the need for any substantial drawdown of the Company’s cash reserves or the need to obtain additional debt or equity financing. The Company expects to fund its contemplated oil and gas plugging and abandonment operations during fiscal 2008 and any purchases of the Company’s stock that it makes from its cash and cash equivalents and any cash flow from its oil and gas properties.  The continued absence of revenues from gravel operations will reduce available funds, although more than sufficient funds should be available to the Company for operations.

The Company’s average oil product prices received increased during fiscal 2007 as average gas product prices decreased.  The Company does not anticipate that its average oil and gas prices received in fiscal 2008 will exceed, or perhaps even be equivalent to, those received during fiscal 2007.  The Company’s fiscal 2008 operations should benefit from the contemplated release of a portion of the Company’s $817,000 coal mine reclamation bond to the State of Colorado expected in fiscal 2008.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of the Company’s results of operations and financial condition and liquidity is based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  The Company’s significant accounting policies are described in Note B of the notes to financial statements.  In response to Securities and Exchange Commission (the “Commission”) Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified certain of these policies as being of particular importance to the portrayal of the Company’s results of operations and financial position and which require the application of significant judgment by management.  The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:

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

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require the Company to record an impairment of the recorded book values associated with oil and gas properties.  The Company has not recognized impairments this year or in the prior years, however, there can be no assurance that impairments will not be recognized in the future.

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

ITEM 7.                                                     FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oakridge Energy, Inc.

We have audited the accompanying balance sheets of Oakridge Energy, Inc., a Utah corporation, as of February 28, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 28, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Fort Worth, Texas
May 25, 2007

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	February 28,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,410,827	$3,367,361
Trade accounts receivable	275,953	204,137
Investment securities available for sale	101,138	—
Prepaid expenses and other	19,187	18,632
Total current assets	2,807,105	3,590,130

Oil and gas properties, at cost, using the successful efforts method of accounting:
Proved developed properties	7,007,229	6,980,937
Less accumulated depletion and depreciation	6,275,612	6,242,138
Proved developed properties, net	731,617	738,799
Unproved properties	243,132	221,736
Net oil and gas properties	974,749	960,535

Coal and gravel properties, at cost:
Undeveloped properties	5,850,424	5,850,424
Mining and service equipment	2,333,783	2,461,783
Total coal and gravel properties	8,184,207	8,312,207
Less accumulated depletion and depreciation	7,923,719	8,051,719
Net coal and gravel properties	260,488	260,488

Other property and equipment, net of accumulated depreciation of $430,819 and $421,868, respectively	159,503	117,094

Real estate held for sale	3,074,857	3,077,648

Deferred income taxes	139,582	18,786

Other non-current assets	852,079	857,597

Total assets	$8,268,363	$8,882,278

See accompanying notes to financial statements.

	February 28,
	2007	2006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$278,190	$100,337
Accrued expenses	49,684	52,611
Current portion of asset retirement obligations	80,155	642,308
Total current liabilities	408,029	795,256

Asset retirement obligations	425,023	415,403
Total liabilities	833,052	1,210,659

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,582,854	16,757,534
Accumulated other comprehensive loss	(7,753)	—
Stockholders’ equity before treasury stock	17,786,505	17,968,938
Less treasury stock, at cost; 5,894,886 shares and 5,886,386 shares, respectively	10,351,194	10,297,319
Total stockholders’ equity	7,435,311	7,671,619

Total liabilities and stockholders’ equity	$8,268,363	$8,882,278

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

	Year Ended February 28,
	2007	2006
Revenues:
Oil and gas	$1,357,089	$1,531,058
Gravel	—	30,000
Total revenues	1,357,089	1,561,058

Operating expenses:
Oil and gas:
Depletion and depreciation	33,474	37,653
Lease operating	979,597	771,499
Total oil and gas	1,013,071	809,152

Coal and gravel	144,333	472,244
Real estate development	193,318	775
General and administrative	541,267	567,913
Total operating expenses	1,891,989	1,850,084

Loss from operations	(534,900)	(289,026)

Other income (expense):
Gain on sales and redemptions of investment securities	—	690,103
Other income	253,215	122,179
Total other income	253,215	812,282

Income (loss) before income taxes	(281,685)	523,256

Income tax expense (benefit)	(107,005)	199,525

Net income (loss)	$(174,680)	$323,731

Basic and diluted loss per common share:

Net income (loss)	$(0.04)	$0.08

Weighted average shares outstanding	4,266,395	4,282,713

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended February 28, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Comprehensive Income (Loss)

Balance at March 1, 2005	$406,312	$805,092	$16,433,803	$291,053	$(10,234,551)	$7,701,709

Purchases of treasury stock	—	—	—	—	(62,768)	(62,768)

Net income	—	—	323,731	—	—	323,731	$323,731

Change in unrealized gain on investment securities, net of income taxes	—	—	—	(291,053)	—	(291,053)	(291,053)

Comprehensive income for year							$32,678

Balance at February 28, 2006	406,312	805,092	16,757,534	—	(10,297,319)	7,671,619

Purchases of treasury stock	—	—	—	—	(53,875)	(53,875)

Net loss	—	—	(174,680)	—	—	(174,680)	$(174,680)

Change in unrealized gain on investment securities, net of income taxes	—	—	—	(7,753)	—	(7,753)	(7,753)

Comprehensive loss for year							$(182,433)

Balance at February 28, 2007	$406,312	$805,092	$16,582,854	$(7,753)	$(10,351,194)	$7,435,311

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended February 28,
	2007	2006
Operating Activities
Net income (loss)	$(174,680)	$323,731
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	59,925	61,800
Accretion of discount on asset retirement obligations	19,239	18,410
Gain on sales and redemptions of investment securities	—	(690,103)
Gain on sales of oil and gas properties	—	(3,583)
Gain on sales of coal and gravel property	(24,350)	—
Gain on sales of other property and equipment	(25,000)	(1,572)
Gain on sales of real estate held for sale	(46,428)	—
Loss on investment in limited partnership	5,518	2,479
Deferred income taxes	(120,796)	179,252
Changes in operating assets and liabilities:
Trade accounts receivable	(71,816)	(53,678)
Prepaid expenses and other	(555)	1,860
Accounts payable and accrued expenses	174,926	47,229
Asset retirement obligations	(571,772)	407,845
Net cash provided by (used in) operating activities	(775,789)	293,670

Investing Activities
Additions to investment securities	(108,891)	—
Additions to oil and gas properties	(47,688)	(9,243)
Additions to other property and equipment	(68,860)	—
Additions to real estate held for sale	—	(47,889)
Proceeds from sales of investment securities	—	892,534
Proceeds from sales of oil and gas properties	—	4,102
Proceeds from sales of coal and gravel property	24,350	—
Proceeds from sales of other property and equipment	25,000	2,407
Proceeds from sales of real estate held for sale	49,219	—
Net cash provided by (used in) investing activities	(126,870)	841,911

Financing Activity
Purchases of treasury stock	(53,875)	(62,768)

Net increase (decrease) in cash and cash equivalents	(956,534)	1,072,813
Cash and cash equivalents at beginning of year	3,367,361	2,294,548

Cash and cash equivalents at end of year	$2,410,827	$3,367,361

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$—	$16,593

Supplemental Disclosure of Non-Cash Information
Change in unrealized gain on investment securities, net of income taxes	$(7,753)	$(291,053)

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2007 and 2006

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

The Company did not have any securities classified as held to maturity or trading as of February 28, 2007 and 2006.

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  No impairment charges were recorded during 2007 or 2006.

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

Under SFAS No. 144, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis.  On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows.  During 2007 and 2006, the Company recorded no impairment losses related to its proved oil and gas properties.  If estimated future cash flows are not achieved with respect to certain fields, further write-downs may be required.

Investment in Partnership

The Company uses the equity method of accounting for its investment in partnership.  The investment in partnership of approximately $36,000 and $41,000 at February 28, 2007 and 2006, respectively, are included in other non-current assets in the accompanying balance sheets.  The Company recognized losses pertaining to its interest in the partnership of approximately $5,000 and $3,000 during 2007 and 2006, respectively, which are included in other income in the accompanying statements of operations.

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

Earnings or Loss Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) (available to common stockholders) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  For the years and quarters presented herein, basic and diluted earnings (loss) per common share are the same as the Company has no common stock equivalents.

Impact of Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.  FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes.  Specifically, FIN 48 addresses the timing of the recognition of income tax benefits.  FIN 48 also requires the financial statement recognition of an income tax benefit when the entity determines that it is more-likely-than-not that the tax position will be ultimately sustained.  FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe adoption of this standard will have a material impact on its financial position or results of operations.

C.    Investment Securities

The amortized cost and fair value of the Company’s investment securities available for sale, as of February 28, 2007 was approximately $109,000 and $101,000, respectively.  The Company had no investment securities available for sale, as of February 28, 2006.

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

The liability has been accreted to its present value as of the end of each year. The Company evaluated 82 wells, and has determined a range of abandonment dates between May 2007 and August 2024.

The following represents a reconciliation of the asset retirement obligations for the years ended February 28, 2007 and 2006:

	2007	2006

Asset retirement obligations at beginning of year	$1,057,711	$631,456
Revision to estimate	—	418,600
Liabilities settled during the year	(571,772)	(10,755)
Accretion of discount	19,239	18,410
Asset retirement obligations at end of year	$505,178	$1,057,711

E.              Income Taxes

The Company’s income tax expense (benefit) attributable to income (loss) from continuing operations consists of the following:

	Current	Deferred	Total
Year ended February 28, 2007:
U.S. Federal	$—	$(121,909)	$(121,909)
State and local	18,504	(3,600)	14,904
Income tax expense (benefit)	$18,504	$(125,509)	$(107,005)

Year ended February 28, 2006:
U.S. Federal	$1,745	$173,874	$175,619
State and local	18,528	5,378	23,906
Income tax expense (benefit)	$20,273	$179,252	$199,525

Income tax expense (benefit) for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax income (loss), as a result of the following:

	2007	2006

Computed “expected” tax expense (benefit)	$(95,773)	$177,929
State and local income taxes, net of federal income tax benefit	12,269	15,778
Other, primarily revision of prior year provision estimate	(23,501)	5,818
Income tax benefit	$(107,005)	$199,525

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at February 28, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$312,980	$—
Alternative minimum tax credit carryforward	101,709	102,149
Asset retirement obligations	203,411	391,803
Total deferred tax assets	618,100	493,952

Deferred tax liabilities:
Oil and gas properties and other property and equipment, principally due to depletion and depreciation	(433,323)	(429,971)
Coal properties, principally due to differences in depletion	(45,195)	(45,195)
Total deferred tax liabilities	(478,518)	475,166
Net deferred tax asset (liability)	$139,582	$18,786

Included in the balance sheet as:
Deferred income taxes, current	$—	$—
Deferred income taxes, non-current	139,582	18,786
Net deferred tax asset (liability)	$139,582	$18,786

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded.

At February 28, 2007, the Company has an alternative minimum tax credit carryforward of approximately $102,000, which has no expiration date and is available to reduce the Company’s future taxable income. Additionally at February 28, 2007, the Company has a net operating loss carryforward of approximately $844,000, which will expire in fiscal 2027 and is available to offset the Company’s future taxable income.

F.     Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in oil and gas, coal and gravel activities and real estate development. The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Business segment assets are those assets controlled by each reportable segment. The following table sets forth certain information about the financial information of each segment for the years ended February 28, 2007 and 2006:

	2007	2006
Business segment revenue:
Oil and gas	$1,357,089	$1,531,058
Gravel		30,000
Total revenues	$1,357,089	$1,561,058

Business segment profit (loss):
Oil and gas	$344,018	$721,906
Coal and gravel	(144,333)	(442,244)
Real estate development	(193,318)	(775)
General corporate	(541,267)	(567,912)
Loss from operations	(534,900)	(289,026)
Other income	253,215	812,282
Income (loss) before income taxes	$(281,685)	$523,256

Business segment assets:
Depreciation, depletion and amortization:
Oil and gas	$33,474	$37,654
Coal and gravel	—	—
Real estate development	—	—
General corporate	26,451	24,146
Total depreciation, depletion and amortization	$59,925	$61,800

	2007	2006

Capital expenditures:
Oil and gas	$47,688	$9,243
Real estate development	—	47,889
General corporate	$68,860	—
Total capital expenditures	$116,548	$57,132

	2007	2006

Assets:
Oil and gas	$3,937,802	$4,591,890
Coal and gravel	260,488	260,488
Real estate development	3,074,857	3,077,648
General corporate	995,216	952,252
Total assets	$8,268,363	$8,882,278

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

As of February 28, 2007 and 2006, the Company has pledged interest-bearing cash deposits approximating $817,000 to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation based on future operations with respect to coal and gravel properties. These pledged cash deposits are included in other non-current assets in the accompanying balance sheets.

I.              Risk Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and investments. Cash equivalents of approximately $2,464,000 and $3,171,000 at February 28, 2007 and 2006, respectively, consisted of interest-bearing cash deposits. The Company maintains deposits primarily in two financial institutions, which at times may exceed amounts covered by insurance provided by the Securities Investor Protection Corporation and the U.S. Federal Deposit Insurance Corporation, $500,000 for securities and $100,000 for cash balances. At February 28, 2007 and 2006 the Company had approximately $264,000 and $601,000 of uninsured deposits, respectively. The Company has not experienced any losses with respect to uninsured balances.

Oil sales to two customers, which accounted for more than 10% of the Company’s total oil sales, approximated $787,000 (68.7%) and $272,000 (23.7%) for the year ended February 28, 2007. Two customers accounted for approximately $994,000 (72%) and $311,000 (23%) of the Company’s total oil sales for the year ended February 28, 2006. Gas sales to three customers approximated $97,000 (56.9%), $29,000 (16.8%), and $23,000 (13.6%) of the Company’s total gas sales for the year ended February 28, 2007. Three customers accounted for approximately $154,000 (62%), $43,000 (17%), and $30,000 (12%) of the Company’s gas sales for the year ended February 28, 2006. Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $545,000 and $437,000 in 2007 and 2006, respectively.

J.             Quarterly Operating Results (Unaudited)

Quarterly results of operations for 2007 and 2006 were as follows:

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenues	$347,317	$399,174	$307,934	$302,664	$1,357,089

Income (loss) from operations	(125,795)	(103,511)	(122,848)	(182,746)	(534,900)

Net income	$(50,387)	$(8,337)	$(55,500)	$(60,456)	$(174,680)

Basic and diluted income per common share	$(0.01)	$(0.00)	$(0.01)	$(0.02)	$(0.04)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenues	$375,524	$389,806	$432,058	$363,670	$1,561,058

Income (loss) from operations	28,270	(46,265)	93,604	(364,635)	(289,026)

Net income (loss)	$31,463	$268,608	$81,334	$(57,674)	$323,731

Basic and diluted income (loss) per common share	$0.01	$0.06	$0.02	$(0.01)	$0.08

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 28, 2007 and 2006, as follows:

	2007	2006
Acquisition of proved properties	$26,292	$383
Acquisition of unproved properties	$21,396	$11,063
Exploration costs	$—	$—

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the years ended February 28, 2007 and 2006:

	2007	2006
Revenues	$1,357,089	$1,531,058
Production costs	(979,597)	(771,499)
Depletion, depreciation, and valuation provisions	(33,474)	(37,653)
Exploration costs	—	—
	344,018	721,906
Income tax expense	(116,966)	(245,448)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$227,052	$476,458

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

	Oil	Gas
	(Bbls.)	(MCF)
Proved developed and undeveloped reserves:
Balance at March 1, 2005	654,590	172,255
Revisions of previous estimates	23,144	46,523
Production	(21,586)	(38,732)
Balance at February 28, 2006	656,148	180,046
Revisions of previous estimates	19,526	52,040
Production	(18,741)	(21,092)
Balance at February 28, 2007	656,933	210,994

Proved developed reserves:
February 28, 2005	99,369	172,255
February 28, 2006	183,007	180,046
February 28, 2007	144,447	193,354

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

Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves. Future price changes were considered only to the extent provided by contractual arrangements in existence at year end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs. Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves. The standardized measure of discounted future cash flows at February 28, 2007 and 2006, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2007	2006
Future cash inflows	$36,682,533	$39,315,545
Future production and development costs	(9,500,025)	(9,039,156)
Future income tax expenses	(4,013,740)	(4,354,700)
Future net cash flows	23,168,768	25,921,689
10% annual discount for estimated timing of cash flows	(6,843,008)	(7,424,309)
Standardized measure of discounted future net cash flows	$16,325,760	$18,497,380

Beginning of year	$18,497,380	$14,320,370
Sales of oil and gas, net of production costs	(377,492)	(759,559)
Extensions, discoveries, and improved recoveries, less related costs	341,415	341,415
Accretion of discount	1,849,738	1,432,037
Net change in sales and transfer prices, net of production costs	(2,276,861)	4,030,262
Changes in estimated future development costs	—	(68,283)
Net change in income taxes	802,861	(1,564,340)
Changes in production rates (timing and other)	(3,180,042)	(61,391)
Revisions of previous quantities	668,761	826,869
End of year	$16,325,760	$18,497,380

ITEM 8.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company did not change its independent registered public accounting firm or have any disagreements with them on accounting and financial disclosure issues in the fiscal year ended February 28, 2007.

ITEM 8A.                                       CONTROLS AND PROCEDURES.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission. Our management, including our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                                       OTHER INFORMATION.

None.

PART III

ITEM 9.                                                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table provides certain information pertaining to the Company’s directors and executive officers:

Name and Age	Business Experience and Current Positions With Company	Year First Became Director

Sandra Pautsky ― 65	Chairperson of the Board of Directors of the Company since July 1998, President since June 1998 and Secretary-Treasurer since May 1992	1986
Danny Croker ― 57	Vice President and Assistant Secretary - Treasurer of the Company since May 1992 and owner of Exlco, Inc., oil and gas operations	1992
Randy Camp ― 54	Partner in the firm of Moore, Camp, Phillips & Co., L.L.P. (or its predecessor firms), Certified Public Accountants, Wichita Falls, Texas for more than the past five years	1992
Carol J. Cooper ― 60	Certified Public Accountant, Principal Accounting Officer of the Company since July 1998 and Principal Financial Officer of the Company since October 2002	N/A

Danny Croker is Sandra Pautsky’s stepbrother. There are no other family relationships among any of the directors or executive officers of the Company. Sandra Pautsky may be considered to be the controlling stockholder of the Company by virtue of her beneficial ownership of approximately 59% of the Company’s outstanding common stock and her positions with the Company. See “Item 11.-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Each of the directors and executive officers holds office from the date of his or her election for a period of one year or until his or her successor has been elected. None of the directors or executive officers is involved in any legal proceedings in which he or she is a party adverse or has a material interest adverse to the Company. None of the directors or executive officers has been involved in any legal proceedings which are material to an evaluation of his or her ability or integrity.

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

Based solely on the Company’s review of copies of forms it received and on written representations from the foregoing persons, the Company believes that during the fiscal year ended February 28, 2007 all filing requirements under Section 16(a) of the Exchange Act were met on a timely basis by such persons.

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

ITEM 10.                                         EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation for services in all capacities to the Company for the three fiscal years ended February 28, 2007 of the Company’s Chief Executive Officer. No other executive officer of the Company received total annual salary and bonus exceeding $100,000 in any of such years.

		Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus		All Other Compensation(1)	Total

Sandra Pautsky	2007	$101,667	$10,417		$174	$112,258
President and	2006	85,000	7,083		204	$92,287
Principal Executive Officer	2005	85,000	322,083	(2)	204	$407,287

(1)           All other compensation consisted of Company paid life insurance premiums.

(2)           In the first quarter of fiscal 2005, the Board of Directors of the Company approved (with Ms. Pautsky abstaining) and the Company paid Ms. Pautsky, the Company’s President and Chief Executive Officer, a bonus of $315,000 in consideration of her extraordinary services over a number of years with respect to the Company’s proposed real estate development project at Durango, Colorado, which culminated with the Area Plan approval obtained in January 2004.

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

Executive officers of the Company who are also directors do not receive any fee or remuneration for services as members of the Board of Directors. Randy Camp, the only director who is not an employee of the Company, received an annual fee of $3,000 for serving as a director in the fiscal year ended February 28, 2007.

The following table sets forth information concerning compensation of our director who is not also an executive officer for fiscal 2007:

Director Compensation Table as of February 28, 2007

Name	Fees Earned or Paid in Cash	Total
Randy Camp	$3,000	$3,000

ITEM 11.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of the Company’s common stock as of April 25, 2007 by: (i) each person known by the management of the Company to own more than 5% of the Company’s outstanding common stock; (ii) each executive officer and director; and (iii) the executive officers and directors of the Company as a group.

Name and Address	Amount		Percent
of	Beneficially		of
Beneficial Owner	Owned		Class
Sandra Pautsky 4613 Jacksboro Highway Wichita Falls, Texas 76302	2,513,514	(1)	58.96%
Flem Noel Pautsky, Jr. Trust 4613 Jacksboro Highway Wichita Falls, Texas 76302	908,247		21.30
Noel Pautsky Trust 4613 Jacksboro Highway Wichita Falls, Texas 76302	676,062		15.86
Robert S. Allen 125 Ashlyn Ridge McDonough, Georgia 30252	256,700		6.02
Danny Croker	―		―
Randy Camp	100		*
Carol J. Cooper	―		―
Executive officers and directors as a group (four persons)	2,513,614	(2)	58.96

*                                        Represents less than 1% of outstanding common stock.

(1)                                 Includes: (i) 631,635 shares owned directly by Ms. Pautsky; (ii) 676,062 owned by the Noel Pautsky Trust of which Ms. Pautsky is the Trustee and one of four beneficiaries; (iii) 140,464 shares owned by the Noel Pautsky Marital Trust , of which Ms. Pautsky is the Trustee; (iv) 908,247 shares owned by the Flem Noel Pautsky, Jr. Trust, of which Ms. Pautsky is the Trustee and (v) 157,106 shares owned by the Jimmy Pautsky Trust, of which Ms. Pautsky is the Trustee. Ms. Pautsky disclaims any beneficial ownership of the shares owned by the Noel Pautsky Trust in excess of 175,000 shares. Ms. Pautsky also disclaims any beneficial ownership of the shares owned by the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Marital Trust and the Jimmy Pautsky Trust.

(2)                                 Includes all shares beneficially owned by Sandra Pautsky, Danny Croker, Randy Camp and Carol J. Cooper.

The Company does not have any securities authorized for issuance under equity compensation plans.

ITEM 12.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

At February 28, 2005, Ms. Pautsky, the Flem Noel Pautsky, Jr. Trust, and Exlco had accounts payable to the Company, representing their then unpaid joint interest and other billings, aggregating $1,619. During the two fiscal years ended February 28, 2007, the Company submitted monthly joint interest and other billings to such three parties, the Noel Pautsky Estate and the three new entities listed above (the Noel Pautsky Marital Trust, the Jimmy Pautsky Trust and Shawn Price) totaling $52,106, and such parties paid the Company an aggregate of $51,633 with respect to such joint interest and other billings, leaving a balance of $2,092 owed to the Company at February 28, 2007.

ITEM 13.                                         EXHIBITS.

Exhibit No.	Document Description
3(i)(a)	Articles of Incorporation of the Company dated May 9, 1969 filed as Exhibit A(1) to the Company’s Form 10 and incorporated herein by reference.

3(i)(b)	Amendment to Articles of Incorporation of the Company dated October 22, 1982 filed as Exhibit 3.(I)(B) Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

3(ii)	By-Laws of the Company dated May 23, 1975 filed as Exhibit A(4) to Form 10 and incorporated herein by reference.

10

Contract to Buy and Sell Real Estate and Counterproposal related thereto, dated as of October 18, 2006, by and among First City Realty Development Corp. and Oakridge Energy, Inc. (Exhibit 2.1 to Oakridge Energy, Inc.’s Form 8-K dated October 18, 2006, and incorporated herein by reference).

14	Code of Ethical Conduct of Senior Officers filed as Exhibit 14 to the Company’s Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

31(i)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The independent registered public accounting firm of Whitley Penn LLP (“Whitley Penn”) audited the financial statements of the Company for the fiscal year ended February 28, 2007. Whitley Penn has audited the Company’s financial statements for each of the eight fiscal years ended February 28, 2007.

Audit Fees

Fees paid to Whitley Penn for the fiscal year 2006 and 2007 audits of the Company’s financial statements and the reviews of quarterly reports on Form 10-QSB during such years were $44,250 and $47,827 to date, respectively.

Audit-Related Fees

The Company paid $15,809 in audit-related fees to Whitley Penn during the fiscal year ended February 28, 2006, but did not incur any audit-related fees from Whitley Penn during the fiscal year ended February 28 2007.

Tax Fees

Fees paid to Whitley Penn by the Company for preparation of the Company’s federal income tax return for the fiscal year ended February 28, 2006 and fiscal year ended February 28, 2007 were $12,264 and $11,685 respectively.

All Other Fees

Fees paid to Whitley Penn by the Company for consulting services related to its Durango Property for the fiscal year ended February 28, 2006 and fiscal year ended February 28, 2007 were $675 and $5200, respectively.

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

DATE: May 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Sandra Pautsky	By:	/s/ Carol J. Cooper
	Sandra Pautsky, President,		Carol J. Cooper, Principal
	Chief Executive		Financial Officer and
	Officer and Director		Accounting Officer

DATE: May 29, 2007			DATE: May 29, 2007

By:	/s/ Danny Croker	By:	/s/ Randy Camp
	Danny Croker, Director		Randy Camp, Director

DATE: May 29, 2007			DATE: May 29, 2007

EXHIBITS.

Exhibit No.	Document Description
3(i)(a)	Articles of Incorporation of the Company dated May 9, 1969 filed as Exhibit A(1) to the Company’s Form 10 and incorporated herein by reference.

3(i)(b)	Amendment to Articles of Incorporation of the Company dated October 22, 1982 filed as Exhibit 3.(I)(B) Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

3(ii)	By-Laws of the Company dated May 23, 1975 filed as Exhibit A(4) to Form 10 and incorporated herein by reference.

10

Contract to Buy and Sell Real Estate and Counterproposal related thereto, dated as of October 18, 2006, by and among First City Realty Development Corp. and Oakridge Energy, Inc. (Exhibit 2.1 to Oakridge Energy, Inc.’s Form 8-K dated October 18, 2006, and incorporated herein by reference).

14	Code of Ethical Conduct of Senior Officers filed as Exhibit 14 to the Company’s Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

31(i)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).