Form 10QSB
period 2007-05-31
OAKRIDGE ENERGY INC
filed 2007-07-16
CIK 216748

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007.

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 11, 2007: Common Stock, $.04 par value, 4,262,917 shares

Transitional Small Business Disclosure Format (check one);
YES ☐   NO ☒

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	May 31,	February 28,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,366,981	$2,410,827
Trade accounts receivable	181,016	275,953
Investment securities available for sale	82,106	101,138
Prepaid expenses and other	16,028	19,187
Total current assets	2,646,131	2,807,105

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $6,283,778 and $6,275,612, respectively	1,011,146	974,749

Coal and gravel properties, at cost, net of accumulated depreciaton of $7,923,719 at May 31 and February 28, 2007	260,488	260,488

Other property and equipment, net of accumulated depreciation of $398,506 and $430,819, respectively	153,444	159,503

Real estate held for sale	3,074,857	3,074,857

Deferred income taxes	160,435	139,582

Other non-current assets	852,079	852,079

Total assets	$8,158,580	$8,268,363

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS (continued)

	May 31,	February 28,
	2007	2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$188,552	$278,190
Accrued expenses	58,603	49,684
Current portion of asset retirement obligations	87,218	80,155
Total current liabilities	334,373	408,029

Asset retirement obligations	427,796	425,023
Total liabilities	762,169	833,052

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,562,986	16,582,854
Accumulated other comprehensive loss	(26,785)	(7,753)
Stockholders’ equity before treasury stock	17,747,605	17,786,505
Less treasury stock, at cost; 5,894,886 shares	10,351,194	10,351,194
Total stockholders’ equity	7,396,411	7,435,311

Total liabilities and stockholders’ equity	$8,158,580	$8,268,363

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended May 31,
	2007	2006

Oil and gas revenue	$336,953	$347,317

Operating expenses:
Oil and gas	269,780	237,074
Coal and gravel	8,797	12,237
Real estate development	23,135	72,019
General and administrative	122,010	151,782
Total operating expenses	423,722	473,112

Loss from operations	(86,769)	(125,795)

Interest and other, net	55,505	45,854

Loss before income taxes	(31,264)	(79,941)

Income tax (benefit)	(11,396)	(29,554)

Net loss	$(19,868)	$(50,387)

Basic and diluted loss per common share:

Net loss	$(0.00)	$(0.01)

Weighted average common shares outstanding	4,262,917	4,267,846

Comprehensive loss for the three months ended May 31, 2007 was $38,900.

Included in comprehensive loss is the change in available for sales securities.  Comprehensive income loss is not applicable to the three months ended May 31, 2006 as there were no available for sale securities.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended May 31,
	2007	2006
Operating Activities
Net loss	$(19,868)	$(50,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	14,241	10,134
Accretion of discount on asset retirement obligations	9,836	4,810
Deferred income taxes	(20,853)	(34,202)
Gain on sales of property and equipment	(18,016)	(7,500)
Changes in operating assets and liabilities:
Trade accounts receivable	94,937	(28,429)
Prepaid expenses and other	3,159	3,350
Accounts payable	(89,638)	(16,620)
Accrued expenses	8,919	3,060
Asset retirement obligations	—	(123,610)
Net cash used in operating activities	(17,283)	(239,394)

Investing Activities
Additions to oil and gas properties	(44,563)	(26,242)
Additions to other property and equipment	—	(14,460)
Proceeds from sales of other property and equipment	18,000	7,500
Net cash used in investing activities	(26,563)	(33,202)

Financing Activity
Purchases of treasury stock	—	(25,875)

Net decrease in cash and cash equivalents	(43,846)	(298,471)
Cash and cash equivalents at beginning of quarter	2,410,827	3,367,361

Cash and cash equivalents at end of quarter	$2,366,981	$3,068,890

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$18,590	$16,593

Supplemental Disclosure of Non-Cash Information
Change in unrealized loss on investment securities, net of income taxes	$12,561	$—

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

Notes to Financial Statements
(Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three month periods ended May 31, 2007 and 2006 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2007.  Operating results for the three months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2007.

Information regarding operations and assets by segment is as follows:

	For the three months ended May 31,
	2007	2006
Business segment revenue:
Oil and gas	$336,953	$347,317
Gravel	—	—
	$336,953	$347,317

Business segment profit (loss):
Oil and gas	$67,173	$110,243
Coal and gravel	(8,797)	(12,237)
Real estate development	(23,135)	(72,019)
General corporate	(122,010)	(151,782)
Loss from operations	(86,769)	(125,795)
Interest income and other, net	55,505	45,854
Loss before income taxes	$(31,264)	$(79,941)

	As of May 31, 2007	As of February 28, 2007
Total assets:
Oil and gas	$3,810,721	$3,941,357
Coal and gravel	260,488	260,488
Real estate held for sale	3,074,857	3,074,857
General corporate	1,012,514	991,661
	$8,158,580	$8,268,363

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of March 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the three months ended May 31, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months ended May 31, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations

The Company had a net loss of $19,868($0.00 per share) for the three months ended May 31, 2007(the “2007 period”) compared to net loss of $50,387 ($0.01 per share)for the three months ended May 31, 2006 (the “2006 period”).

Oil and gas revenues for the 2007 period were $336,953, compared to $347,317 for the 2006 period, representing a decrease of $10,364 (2.98%). This decrease was due primarily to a reduction in the Company’s average price received for oil sales during the 2007 period, as well as a reduction in its gas sales volumes during the 2007 period as compared to the 2006 period.  The following table compares the Company’s oil and gas revenues, sales volumes and average prices received during the 2007 period with those during the 2006 period:

	Three Months	Three Months
	Ended	Ended	Percentage
	May 31, 2007	May 31, 2006	Difference
Oil:
Revenues	$278,946	$291,019	– 4.2%
Volume (Bbls.)	4,653	4,493	+ 3.6%
Average Price (per Bbl.)	$59.95	$64.77	– 7.4%
Gas:
Revenues	$44,346	$47,172	– 6.0%
Volume (MCF)	6,632	7,358	– 9.9%
Average Price (per MCF)	$6.69	$6.41	+ 4.4%

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing table.

The Company’s principal producing oil and gas property in Madison County, Texas is in the process of being waterflooded.  Oil revenues from this property decreased during the 2007 period, due to a reduction in the Company’s average oil price received from the property.  Sales volumes from this property for both oil and gas were minimally lower during the 2007 period than the 2006 period.

The Company received no gravel sales revenues in either the 2007 period or 2006 period as Four Corners Materials (“FCM”) is no longer mining gravel from the Durango Property and reclaimed its permitted area in fiscal 2005. FCM has received a partial release of its reclamation warranty provided in regard to its permit. The full release of the reclamation performance bond is subject to the Colorado Division of Reclamation, Mining, and Safety (the “CDRMS”) confirmation that environmental responses, ground cover, vegetative habitat and re-growth have stabilized. The Company has reclaimed twenty-six acres of the thirty-eight disturbed acres under its Carbon Junction Coal Mine permit which covers 192 acres. On August 25, 2006, the Company filed a Phase 1 Bond Release application with the CDRMS requesting the release of a portion of its financial warranty subject to reclamation required under its permit. The Company’s original and current bond amount for the reclamation of the coal mine is $816,526. Prior to the Phase 1 Bond Release request, the Company had submitted a Technical Revision that updated the reclamation cost estimate for the mine which would result in the reduction of the $816,526 reclamation for the site to $702,053.  Under a Phase 1 Bond Release, up to 60 percent of the bond may be released.  In the event the maximum of 60 percent of the remaining $702,053 is approved, a resulting financial warranty of approximately $281,000 would be required by the Company for the reclamation of the remaining approximately twelve acres contained within the permit and approximately $536,000 could be released by CDRMS to the Company pursuant to its lessened obligation under the permit.

The Company’s oil and gas operations expense for the 2007 period was $269,780 compared to $237,074 for the 2006 period, representing an increase of approximately $32,700 (13.80%). The Company’s lease operating expenses increased approximately $27,800(14.66%)for the 2007 period as compared to the 2006 period as Madison County leases increased $46,000(31.86%) and North Texas counties decreased $11,100(20.27%). Expenses for oil and gas operations on all leases decreased with the exception of leases operated by our Madison County operator with expense increases occurring in Madison, Panola, and Red River Counties, Texas. Although well servicing, pumping unit and rod cost declined approximately $50,000; primarily increases in expenses for small tools, supplies and rentals, miscellaneous repairs, tubing testing and replacement, and field supervision expenses more than offset the reduction. Depletion and depreciation expenses increased approximately $3,700 (82.85%) for the 2007 period compared to the 2006 period.  Such increase was primarily credited to the Madison County, Texas property. Production taxes decreased approximately $600 (4.0%) for the 2007 period compared to the 2006 period due to lower oil and gas revenues. All other categories either minimally increased or were similar to the 2006 period. The Company did not incur any exploration expenses, dry hole expenses or leasehold abandonment charges during either the 2007 period or the 2006 period.

The expenses of the Company’s coal and gravel operations for the 2007 period were $8,797 compared to $12,237 for the 2006 period, representing a decrease of approximately $3,400 (28.11%).  This decrease was primarily a result of the decline in legal fees incurred in connection with the investigation of the royalty owners’ mineral title and ad valorem taxes which was partially offset by an increase in testing and permitting fees.

The Company incurred real estate expense of $23,135 in the 2007 period, compared to $72,019 in the 2006 period with decreases resulting from reductions in legal, engineering, and payroll expenses in the amount of $29,890, $29,463, and $4,850, respectively, partially offset by an increase in ad valorem tax in the amount of $15,320.

General and administrative expenses for the 2007 period were $122,010 compared to $151,782 for the 2006 period, representing a decrease of approximately $29,800 (19.62%).  The decrease was primarily attributable to a decrease in Securities and Exchange Commission (the “Commission”)reporting costs, tax accounting and employee benefits.

Interest and other income increased $ 9,651(21.05%) in the 2007 period as compared to the 2006 period. An interest income increase was essentially offset by a decrease in dividend income, as a gain on the sale of asset resulted in an approximate $10,500 increase in the 2007 period.

The Company’s weighted average shares outstanding decreased approximately 0.12% for the 2007 period compared to the 2006 period. During the fiscal year 2007, the Company purchased 4,500 shares of its stock from an unrelated party and 4,000 shares from a related party.

Financial Condition and Liquidity

For the 2007 period, operating and investing activities were net users of funds.  As a result, the Company’s cash and cash equivalents decreased by approximately $43,800 for the 2007 period as compared to the 2006 period. Investing activities, primarily additions to lease and well equipment for the Madison County property, resulted in the net decrease in cash and cash equivalents during the 2007 period. At May 31, 2007, the Company had no indebtedness, and cash and cash equivalents totaled approximately $2,367,000.

The Company expects to fund its contemplated operations and any purchases of the Company’s stock it makes during the remainder of fiscal 2008 from its cash and cash equivalents and any cash flow from its operations.

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

ITEM 6.  EXHIBITS

(31)                            Rule 13a-14(a)/Rule 15d-14(a) Certification of Sandra Pautsky, Principal Executive Officer and acting Principal Financial Officer of the Company, filed herewith.

(32)                            Section 1350 Certification — Certification of Sandra Pautsky, Principal Executive Officer and acting Principal Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE ENERGY, INC.
(Registrant)

Date: July 16, 2007	By	/s/ Sandra Pautsky
Sandra Pautsky, President and Principal
Executive Officer