Form 10QSB
period 2007-08-31
OAKRIDGE ENERGY INC
filed 2007-10-09
CIK 216748

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007.

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 9, 2007: Common Stock, $.04 par value, 4,260,242 shares

Transitional Small Business Disclosure Format (check one);

YES ☐       NO ☒

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	August 31,	February 28,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,348,090	$2,410,827
Trade accounts receivable	224,928	275,953
Investment securities available for sale	70,516	101,138
Prepaid expenses and other	11,646	19,187
Total current assets	2,655,180	2,807,105

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $6,291,911 and $6,275,612, respectively	1,016,877	974,749

Coal and gravel properties, at cost, net of accumulated depreciation of $7,923,719 at August 31 and February 28, 2007	260,488	260,488

Other property and equipment, net of accumulated depreciation of $404,581 and $430,819, respectively	147,369	159,503

Real estate held for sale	3,074,857	3,074,857

Deferred income taxes	184,742	139,582

Other non-current assets	852,079	852,079

Total assets	$8,191,592	$8,268,363

	August 31,	February 28,
	2007	2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$224,655	$278,190
Accrued expenses	95,150	49,684
Current portion of asset retirement obligations	87,221	80,155
Total current liabilities	407,026	408,029

Asset retirement obligations	432,818	425,023
Total liabilities	839,844	833,052

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,529,913	16,582,854
Accumulated other comprehensive loss	(38,375)	(7,753)
Stockholders’ equity before treasury stock	17,702,942	17,786,505
Less treasury stock, at cost; 5,894,886 shares	10,351,194	10,351,194
Total stockholders’ equity	7,351,748	7,435,311

Total liabilities and stockholders’ equity	$8,191,592	$8,268,363

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Revenues:
Oil and gas	$346,553	$399,174	$683,506	$746,491

Operating expenses:
Oil and gas	275,293	273,066	545,073	510,139
Coal and gravel	8,125	28,132	16,922	40,369
Real estate development	22,648	62,838	45,783	134,857
General and administrative	133,612	138,649	255,622	290,431
Total operating expenses	439,678	502,685	863,400	975,796

Loss from operations	(93,125)	(103,511)	(179,894)	(229,305)

Interest and other, net	40,387	90,283	95,892	136,137

Loss before income taxes	(52,738)	(13,228)	(84,002)	(93,168)

Income tax benefit	(19,665)	(4,891)	(31,061)	(34,444)

Net loss	$(33,073)	$(8,337)	$(52,941)	$(58,724)

Basic and diluted loss per common share:
Net loss	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	4,262,917	4,266,917	4,262,917	4,267,382

Comprehensive loss for the three months ended August 31, 2007 was $44,663 and comprehensive loss for the six months ended August 31, 2007 was $83,563.  Included in comprehensive loss is the change in available for sales securities.  Comprehensive loss is not applicable to the three months and six months ended August 31, 2006 as there were no available for sale securities.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2007	2006
Operating Activities
Net loss	$(52,941)	$(58,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	28,449	23,547
Accretion of discount on asset retirement obligations	14,861	4,810
Deferred income taxes	(45,160)	(38,930)
Gain on sales of property and equipment	(18,016)	(53,929)
Changes in operating assets and liabilities:
Trade accounts receivable	51,025	(25,021)
Prepaid expenses and other	7,541	5,893
Accounts payable	(53,535)	139,233
Accrued expenses	45,466	15,116
Asset retirement obligations	—	(566,963)
Net cash used in operating activities	(22,310)	(554,968)

Investing Activities
Additions to oil and gas properties	(58,427)	(34,824)
Additions to other property and equipment	—	(16,060)
Proceeds from sales of property and equipment	18,000	56,720
Net cash provided by (used in) investing activities	(40,427)	5,836

Financing Activity
Purchases of treasury stock	—	(25,875)

Net decrease in cash and cash equivalents	(62,737)	(575,007)
Cash and cash equivalents at beginning of period	2,410,827	3,367,361

Cash and cash equivalents at end of period	$2,348,090	$2,792,354

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$18,590	$16,593

Supplemental Disclosure of Non-Cash Information
Change in unrealized loss on investment securities	$(30,622)	$—

OAKRIDGE ENERGY, INC.

Notes to Condensed Financial Statements

(Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United states of America for interim financial statements and with the instructions to Form 10-QSB of Regulation S-B for the three and six month periods ended August 31, 2007 and 2006 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes.  Operating results for the three and six months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2007.

Information regarding operations and assets by segment is as follows:

				For the Six
	For the Three	For the Three	For the Six	Months Ended
	Months Ended	Months Ended	Months Ended	August 31,
	August 31, 2007	August 31, 2006	August 31, 2007	2006
Business segment revenue:
Oil and gas	$346,553	$399,174	$683,506	$746,491

Business segment profit (loss):
Oil and gas	$71,260	$126,108	$138,433	$236,352
Coal and gravel	(8,125)	(28,132)	(16,922)	(40,369)
Real estate development	(22,648)	(62,838)	(45,783)	(134,857)
General corporate	(133,612)	(138,649)	(255,622)	(290,431)
Loss from operations	(93,125)	(103,511)	(179,894)	(229,305)
Interest and other, net	40,387	90,283	95,892	136,137
Loss before income taxes	$(52,738)	$(13,228)	$(84,002)	$(93,168)

	As of	As of
	August 31, 2007	August 31, 2006
Total assets:
Oil and gas	$3,819,426	$3,941,357
Coal and gravel	260,488	260,488
Real estate development	3,074,857	3,074,857
General corporate	1,036,821	991,661
	$8,191,592	$8,268,363

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of March 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.  There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the three or six months ended August 31, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three or six months ended August 31, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations

The Company had a net loss of $33,073 ($.01 per share) in the three months ended August 31, 2007 compared to a net loss of $8,337 ($.00 per share) in the three months ended August 31, 2006. In the six month 2007 period, the Company had a net loss of $52,941 ($.01 per share) compared to net loss of $58,724 ($.01 per share) in the six month 2006 period.

Combined oil and gas revenues for the three month 2007 period were $346,553 compared to $399,174 for the three month 2006 period, representing a decrease of $54,621 (13.2%). Combined oil and gas revenues for the six months ended August 31, 2007 were $683,506 compared to $746,491 for the six months ended August 31, 2006, representing a decrease of $62,985 (8.4%). The decreases in the three-month and six-month comparable periods were due to a reduction in the Company’s average price received for oil sales during the 2007 period, as well as a reduction in its oil and gas sales volumes during 2007 period as compared to the 2006 period. The following tables compare the Company’s oil and gas revenues, sales volumes and average prices received during the 2007 periods with those during the 2006 periods:

	Three Months	Three Months
	Ended	Ended	Percentage
	August 31,2007	August 31,2006	Difference
Oil:
Revenues	$284,103	$345,476	-17.76%
Volume (Bbls.)	4,159	4,919	-15.45%
Average Price (per Bbl.)	$68.31	$70.23	-2.73%
Gas:
Revenues	$48,620	$42,444	+14.55%
Volume (MCF)	6,974	7,002	-0.40%
Average Price (per MCF)	$6.97	$6.06	+15.01%

	Six Months Ended August 31, 2007	Six Months Ended August 31, 2006	Percentage Difference
Oil:
Revenues	$563,049	$636,492	-11.54%
Volume (Bbls.)	8,811	9,412	-6.39%
Average Price (per Bbl.)	$63.90	$67.62	-5.50%
Gas:
Revenues	$92,966	$89,616	+3.74%
Volume (MCF)	13,607	15,625	-12.92%
Average Price (per MCF)	$6.83	$5.74	+18.99%

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing tables.

The Company’s principal producing oil and gas property in Madison County, Texas is in the process of being waterflooded. Oil sales volumes from the property declined in both 2007 periods as compared to the 2006 periods, resulting in significantly decreased oil revenues for the Company. Barrow Shaver Resources, the operator of the property, has advised the Company that as a result of inadequate attention and undesirable work practices in the field, the contract supervisor, contract pumpers and roustabout crews have been replaced. Although some wells nearby the injection wells have responded to the waterflooding, the majority of wells continue to decline. Additional water injection wells will be needed to improve production.

The Company received no gravel sale revenue for either of the 2007 or the 2006 periods as Four Corners Materials is no longer mining gravel from the Durango property and reclaimed its permitted area in fiscal 2005. The Company would consider leasing the property again for gravel operations but has no intention of conducting any operations itself.

The Company’s oil and gas operation expense for the three month 2007 period ($275,293) and the three month 2006 period ($273,066) were comparable, increasing $2,222 (.8%). The Company’s oil and gas operation expenses for the six month 2007 period were $545,073 compared to $510,139 for the six month 2006 period, representing an increase of $34,934 (6.8%), principally due to lease operating expense relating to the Madison County leases. The Company did not incur any exploration expense, dry hole expense or leasehold abandonment charges during any of the 2007 or 2006 periods.

The Company’s coal and gravel operating expenses for the three month 2007 period were $8,125 compared to $28,132 for the three month 2006 period, representing a decrease of $20,007 (71.1%). The Company’s coal and gravel operating expenses for the six month 2007 period were $16,922 compared to $40,369 for the six month 2006 period, representing a decrease of $23,447 (58.08%). The Company incurred no reclamation expense in either 2007 period as compared to the approximate $20,060 incurred in the 2006 periods. Increases in testing and permitting expenses essentially offset decreases in ad valorem taxes for acreage previously allocated to the coal mine which now are included under real estate held for sale. The Company has applied for a decrease in its reclamation liability for its Carbon Junction Coal Mine in the amount of $114,473, which has been approved by the Colorado Division of Reclamation, Mining and Safety (“CDRMS”), but requires public notice, a comment period and no objections before final approval by the CDRMS. The Company expects no objections and currently maintains a coal mine reclamation bond with the State of Colorado in the amount of $816,526. After approval of the reduction in the amount of $114,473, the remaining amount of the bond required will be $702,053. In addition, on August 25, 2006, the Company applied for a Phase I release of 60% of the total remaining liability for coal reclamation which will result in an additional reduction in the coal mine reclamation bond in the amount of approximately $421,230 leaving a liability of approximately $280,820. Phase II and Phase III releases will be subject to approvals by CDRMS confirming that environmental response, vegetation and re-growth has stabilized which could require a period of a couple of years. Liability reductions will provide a corresponding increase to cash and cash equivalents and a reduction of the coal mine reclamation bond with the State of Colorado.

Real estate development expenses were $22,648 for the three month 2007 period as compared to $62,838 for the three month 2006 period, resulting in a decrease of approximately $40,200 (63.9%). The Company’s real estate development expenses for the six month 2007 period were $45,783 as compared to $134,857 for the six month 2006 period, resulting in a decrease of approximately $89,100 (66.0%). Ad Valorem taxes increased in both periods as a result of an increase in the allocation of acreage to real estate held for sale and a decrease in the allocation of acreage relative to the coal mine. The $15,319 increase in ad valorem taxes was offset with reductions in legal, engineering and payroll expense in the amount of $34,830, $14,758 and $5,921 respectively, in the three month 2007 period as compared to the three month 2006 period. The $30,639 increase in ad valorem taxes was offset with reductions in legal, engineering and payroll expense in the amount of $64,721, $44,221 and $10,771, respectively, in the six month 2007 period as compared to the six month 2006 period.

General and administrative expenses for the three month 2007 period were $133,612 compared to $138,649 for the three month 2006 period, representing a decrease of approximately $5,000 (3.6%). General and administrative expenses for the six month 2007 period were $255,622 compared to $290,431 for the six month 2006 period, representing a decrease of approximately $34,800 (11.9%). In the 2007 and 2006 periods there were decreases in Security Exchange Commission (“SEC”) filings expenses as no amendments of prior period “SEC” returns were required. Employee benefits declined in both the three and six month 2007 periods as compared to the three and six month 2006 periods as the result of an employee change.

Other income for the three month 2007 period was $40,387 compared to $90,283 for the three month 2006 period representing a decrease of approximately $49,900 (55.3%). Other income for the six month 2007 period was $95,892 compared to $136,137 for the six month 2006 period, representing a decrease of approximately $40,200 (29.6%).This decrease is primarily due to a gain from sale of an asset in the 2006 periods with no such sale occurring in the 2007 periods.

The Company did not purchase any shares of its stock during the 2006 three-month period, but purchased 4,500 shares in the 2006 six-month period. All of such purchases were from unrelated parties.

Financial Condition and Liquidity

During the first half of fiscal 2007, the Company’s operating and investing activities were both net users of funds. As a consequence, the Company’s cash and cash equivalents decreased by approximately $62,700. The Company did not participate in any exploratory or development drilling during the period. The Company’s operating activities used approximately $22,300 in the six month 2007 period as compared to approximately $555,000 of funds used in the six month 2006 period essentially for reclamation expenditures to its coal mine with no such obligation occurring in the six month 2007 period. However; the Company has requested an approximate $535,700 combined reduction in its reclamation bond liability as explained in its Results of Operations section of this report. If those releases are approved and the reclamation liability is reduced by CDRMS, the Company anticipates that it will receive corresponding increases in cash and cash equivalents. The Company’s investing activities used approximately $40,400 in the six month 2007 period as compared to the approximate $5,836 of funds provided in the six month 2006 period. In the six month 2007 period and 2006 period, the Company made capital additions to oil and gas properties in the amounts of approximately $58,400 and $34,800, respectively, and received proceeds from sales of property and equipment in the amount of approximately $18,000 and $56,700, respectively. At August 31, 2007, the Company had no indebtedness and cash and cash equivalents totaled approximately $2,348,000. As explained in the Results of Operations section, the Company anticipates that reductions in cash and cash equivalents resulting from the reclamation of the Company’s coal mine will be substantially replaced as portions of its reclamation bond to the State of Colorado are released.

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

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require the Company to record an impairment of the recorded book values associated with oil and gas properties. The Company has not recognized any impairment for the current period or in the prior period, but there can be no assurance that impairments will not be recognized in the future.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB.

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

(32)         Section 1350 Certification – Certification of Sandra Pautsky, Principal Executive Officer and acting Principal Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE ENERGY, INC.
(Registrant)

Date: October 9, 2007	By	/s/ Sandra Pautsky
Sandra Pautsky, President and
Principal Executive Officer