Form 10QSB
period 2007-11-30
OAKRIDGE ENERGY INC
filed 2008-01-14
CIK 216748

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number 000-08532

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 14, 2008: Common Stock, $.04 par value, 4,260,242 shares

Transitional Small Business Disclosure Format (check one):

YES ☐            NO ☒

Part 1.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	November 30,	February 28,
	2007	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,484,114	$2,410,827
Trade accounts receivable	258,034	275,953
Investment securities available for sale	37,271	101,138
Prepaid expenses and other	20,380	19,187
Total current assets	2,799,799	2,807,105

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $6,302,523 and $6,275,612, at November 30 and February 28, 2007, respectively	1,007,153	974,749

Coal and gravel properties, at cost, net of accumulated depreciaton of $7,923,719	260,488	260,488

Other property and equipment, net of accumulated depreciation of $410,656 and $430,819, at November 30 and February 28, 2007, respectively	141,294	159,503

Real estate held for sale	3,074,857	3,074,857

Deferred income taxes	167,394	139,582

Other non-current assets	730,989	852,079

Total assets	$8,181,974	$8,268,363

	November 30,	February 28,
	2007	2007
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$176,436	$278,190
Accrued expenses	93,517	49,684
Current portion of asset retirement obligations	87,221	80,155
Total current liabilities	357,174	408,029

Asset retirement obligations	437,844	425,023
Total liabilities	795,018	833,052

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,616,422	16,582,854
Accumulated other comprehensive (loss)	(71,620)	(7,753)
Stockholders’ equity before treasury stock	17,756,206	17,786,505
Less treasury stock, at cost; 5,897,561 shares and 5,894,886 shares, respectively	10,369,250	10,351,194
Total stockholders’ equity	7,386,956	7,435,311

Total liabilities and stockholders’ equity	$8,181,974	$8,268,363

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Revenues:
Oil and gas	$481,464	$307,934	$1,164,970	$1,054,425

Operating expenses:
Oil and gas	246,701	235,233	791,774	745,372
Coal and gravel	8,825	34,748	25,747	75,117
Real estate development	29,622	24,438	75,405	159,295
General and administrative	124,777	136,363	380,399	426,794
Total operating expenses	409,925	430,782	1,273,325	1,406,578

Income (loss) from operations	71,539	(122,848)	(108,355)	(352,153)

Interest and other, net	36,966	82,390	132,858	218,527

Income (loss) before income taxes	108,505	(40,458)	24,503	(133,626)

Income tax (benefit) expense	21,996	(14,958)	(9,065)	(49,402)

Net income (loss)	$86,509	$(25,500)	$33,568	$(84,224)

Basic and diluted income (loss) per common share:
Net income (loss)	$0.02	$(0.01)	$0.01	$(0.02)

Weighted average common shares outstanding	4,260,771	4,220,537	4,262,207	4,267,228

Comprehensive income for the three months ended November 30, 2007 was $53,264 and comprehensive loss for the nine months ended November 30, 2007 was $30,299.  Included in comprehensive income (loss) is the change in available for sale securities.  Comprehensive income (loss) is not applicable to the three months and nine months ended November 30, 2006 as there were no available for sale securities.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30,
	2007	2006
Operating Activities
Net income (loss)	$33,568	$(84,224)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	45,136	36,432
Accretion of discount on asset retirement obligations	19,887	4,810
Reduction of reclamation bond	121,090	—
Deferred income taxes	(27,812)	(58,545)
Gain on sales of property and equipment	(18,516)	(53,929)
Changes in operating assets and liabilities:
Trade accounts receivable	17,919	20,634
Prepaid expenses and other	(1,193)	10,380
Accounts payable	(101,754)	29,566
Accrued expenses	43,833	10,241
Asset retirement obligations	—	(562,153)
Net cash provided by (used in) operating activities	132,158	(646,788)

Investing Activities
Additions to oil and gas properties	(59,315)	(39,135)
Additions to other property and equipment	—	(68,860)
Proceeds from sales of property and equipment	18,500	56,720
Net cash used in investing activities	(40,815)	(51,275)

Financing Activity
Purchases of treasury stock	(18,056)	(25,875)

Net increase (decrease) in cash and cash equivalents	73,287	(723,938)
Cash and cash equivalents at beginning of period	2,410,827	3,367,361

Cash and cash equivalents at end of period	$2,484,114	$2,643,423

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$18,590	$16,603

Supplemental Disclosure of Non-Cash Information
Change in unrealized loss on investment securities	$(63,867)	$—

Notes to Condensed Financial Statements

(Unaudited)

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB of Regulation S-B for the three and nine month periods ended November 30, 2007 and 2006 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 28, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes.  Operating results for the three and nine months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2007.

Information regarding operations and assets by segment is as follows:

	Three Months Ended		Nine Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Business segment revenue:
Oil and gas	$481,464	$307,934	$1,164,970	$1,054,425

Business segment profit income (loss):
Oil and gas	$234,763	$72,701	$373,196	$309,053
Coal and gravel	(8,825)	(34,748)	(25,747)	(75,117)
Real estate development	(29,622)	(24,438)	(75,405)	(159,295)
General corporate	(124,777)	(136,363)	(380,399)	(426,794)
Income (loss) from operations	71,539	(122,848)	(108,355)	(352,153)
Interest and other, net	36,966	82,390	132,858	218,527
Income (loss) before income taxes	$108,505	$(40,458)	$24,503	$(133,626)

	As of November 30,
	2007	2006
Total assets:
Oil and gas	$3,948,246	$3,984,370
Coal and gravel	260,488	260,488
Real estate development	3,074,857	3,074,857
General corporate	898,383	934,928
	$8,181,974	$8,254,643

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.  There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the three or nine months ended November 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three or nine months ended November 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations

Overview.  The Company had net income of $86,509 ($.02 per share) for the three months ended November 30, 2007, compared to a net loss of $25,500 ($.01 per share) for the three months ended November 30, 2006. For the nine months ended November 30, 2007, the Company had net income of $33,568 ($.01 per share) compared to a net loss of $84,224 ($.02 per share) for the nine months ended November 30, 2006.  Oil and gas revenues increased in both the three-month and nine-month periods ended November 30, 2007, as a result of rising energy prices. In general, the Company’s expenses decreased in both the three and nine-month periods ended November 30, 2007, as compared to the 2006 periods.  However, oil and gas operating expense increased $11,468 (4.9%) and $46,402 (6.2%), respectively, in the three and nine-month periods ended November 30, 2007, compared to the November 30, 2006 periods.  Also, real estate development expense increased $5,184 (21.2%) during the three-month period ended November 30, 2007, compared to the same period in 2006 as a result of increased ad valorem taxes on the property in Durango, Colorado (the “Colorado Property”).  Real estate development expense decreased $83,890 (52.7%) for the nine-month 2007 period as compared to the same period in 2006, as all categories of expense decreased with the exception of ad valorem taxes.

Revenues

Oil and Gas.  Combined oil and gas revenues for the three months ended November 30, 2007 were $481,464 compared to $307,934 for the three months ended November 30, 2006, representing an increase of $173,530 (56.4%).  Combined oil and gas revenues for the nine months ended November 30, 2007, were $1,164,970 compared to $1,054,425 for the nine months ended November 30, 2006, representing an increase of $110,545 (10.5%).  Increases in revenues for the 2007 three-month and nine-month   periods were the result of rising energy prices.

The following table compares the Company’s oil and gas revenues and average prices received by the Company and its sales volumes of oil and gas during fiscal 2008 with those of fiscal 2007:

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006	Percentage Difference
Oil:
Revenues	$431,749	$258,825	+ 66.81%
Volumes (Bbls.)	5,096	4,460	+ 14.26%
Average Price (per Bbl.)	$84.72	$58.04	+ 45.97%
Gas:
Revenues	$36,280	$38,158	– 4.92
Volumes (MCF)	6,364	6,915	– 7.97
Average Price (per MCF)	$5.70	$5.52	+3.26%

	Nine Months Ended November 30, 2007	Nine Months Ended November 30, 2006	Percentage Difference
Oil:
Revenues	$994,796	$895,317	+ 11.11%
Volumes (Bbls.)	13,907	13,872	+ 0.25%
Average Price (per Bbl.)	$71.53	$64.54	+ 10.83%
Gas:
Revenues	$129,246	$127,774	+ 1.15%
Volumes (MCF)	19,971	22,539	– 11.39
Average Price (per MCF)	$6.47	$5.67	+ 14.11%

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing tables.

Madison County Property.  The Company’s principal producing oil and gas property in Madison County, Texas (the “Madison County Property”) is in the process of being waterflooded.  Oil sales volumes in the three-month 2007 period increased 727 barrels as compared to the three-month 2006 period as a result of field changes the operator made.  A decrease in unforeseen expenses is also expected within the next few months.  Oil sales volumes in the nine-month period ended November 30, 2007 decreased 438 barrels (4.9%) as compared to the nine-month 2006 period and operations expense increased $54,691 (11.2%)

during the period.  Although there were significant reductions in (i) pumping units and rods costs, (ii) tubing replacement and (iii) well servicing, lease operating expenses for well workovers, small tools and supplies, chemicals and field supervision essentially offset these reductions.  Operations expense for the Madison County Property increased $8,407 (5.5%) for the three-month period ended November 30, 2007 as compared to the three-month 2006 period.  Gas sales volumes for the Madison County Property decreased 178 mcf (7.3%) and average gas prices decreased only $0.44 (7.5%), as revenues declined $2,047 (14.4%) in the three-month period ended November 30, 2007 as compared to the same period in 2006. In the nine-month period ended November 30, 2007, gas sales volumes decreased 24 mcf (0.3%), and average gas prices increased $0.28 (4.4%), resulting in an increase in gas revenues over the period of $2,158 (4.2%) as compared to the same period in 2006.

Gravel.  The Company did not generate any gravel revenues for the three or nine-month periods ended November 30, 2006 and 2007. In the fiscal year ended February 28, 2006, Four Corners Materials (“FCM”) reclaimed its gravel mining operation located       on the Colorado Property and the Colorado Division of Reclamation, Mining, and Safety (“CDRMS”) released a portion of FCM’s financial warranty with regard to the reclamation, but retained approximately $104,000 in financial warranties. CDRMS will retain the remaining financial warranties until it confirms that environmental responses, vegetation and re-growth has stabilized.

Coal.  In fiscal 2006, the Company, having 38 disturbed acres under its permit, completed the reclamation of disturbed acres under its coal permit with the exception of approximately 12 acres.  The Company maintains a reclamation bond (the “Reclamation Bond”) to cover its liability for returning its disturbed acres to original condition.  Annually, the Company files a report with CDRMS to report that requirements under its permit have been fulfilled.  As needed, technical revisions are filed by the Company to modify or revise requirements under the permit.  In response to a technical revision filed by the Company stating that a portion of the disturbed acres under its permit had been reclaimed to original condition, on November 15, 2007, CDRMS instructed the bonding company who is the holder of the Company’s letter of credit issued for purposes of the Reclamation Bond to decrease the aggregate amount of the Reclamation Bond to $695,435 from $816,526, reducing the Company’s reclamation liability.  In addition, in fiscal 2007 the Company submitted a Phase I bond release to CDRMS requesting a further release of up to 60% of its remaining reclamation liability which would in turn reduce the amount of the Reclamation Bond.  A bond release decision is pending.

Expenses

Oil and Gas.  The expenses of the Company’s oil and gas operations for the three months ended November 30, 2007 were $246,701 compared to $235,233 for the three months ended November 30, 2006, representing an increase of $11,468 (4.9%).   The expenses of the Company’s oil and gas operations for the nine months ended November 30, 2007 were $791,774 compared to $745,372 for the nine months ended November 30, 2006, representing an increase of $46,402 (6.2%).

Depletion and depreciation expense for the three months ended November 30, 2007 was approximately $10,600 compared to approximately $7,300 for the three months ended November 30, 2006, representing an increase of approximately $3,300 (45.1%). Depletion and depreciation expense for the nine months ended November 30, 2007 was approximately $26,900 compared to approximately $18,700 for the nine months ended November 30, 2006, representing an increase of approximately $8,200 (43.6%). These increases were primarily attributable to the Madison County Property.

Lease operating expense was approximately $184,000 and $170,700 for the three months ended November 30, 2007, and 2006, respectively, representing an increase of approximately $13,300 (7.8%). For the nine months ended November 30, 2007 lease operating expense was approximately $622,600 compared to approximately $580,400  for the nine months ended November 30, 2006, representing an increase of approximately $42,200 (7.3%). Production taxes for the three months ended November 30, 2007 were approximately $21,700 compared to approximately $14,000 for the three months ended November 30, 2006, representing an increase of approximately $7,700 (55.4%).

Production taxes for the nine months ended November 30, 2007 were approximately $53,200 compared to approximately $48,400 for the nine months ended November 30, 2006, representing an increase of approximately $4,800 (10.0%).  The Company did not incur any exploration expense, dry hole expense or leasehold abandonment charges during any of the three or nine-month periods ended November 30, 2006 or 2007.

Coal and Gravel.  The Company’s coal and gravel operating expenses for the three months ended November 30, 2007 were $8,825 compared to $34,748 for the three months ended November 30, 2006, representing a decrease of $25,923 (74.6%). The Company’s coal and gravel operating expenses for the nine months ended November 30, 2007 were approximately $25,747 compared to approximately $75,117 for the nine months ended November 30, 2006, representing a decrease of $49,370 (65.7%). In the three-month 2007 period as compared to the three-month 2006 period there were no legal or engineering expenses and all other expenses decreased.  In the nine-month 2007 period as compared to the nine-month 2006 period all categories of expense decreased with the exception of a minimal increase in engineering expense.

Real Estate Development.  Real estate development expenses were $29,622 in the three-month period ended November 30, 2007, as compared to $24,438 in the three-month period ended November 30, 2006 representing an increase of $5,184 (21.2%). Real estate development expenses for the nine months ended November 30, 2007 were $75,405 compared to $159,295 in the nine months ended November 30, 2006, representing a decrease of $83,890 (52.7%).  Legal expense related to our efforts to sell the Colorado Property was $2,334 and $6,249 in the three and nine-month periods ended November 30, 2007, respectively, as compared to $11,064 and $79,699 in the three-month and nine-month periods ended November 30, 2006, respectively.  Engineering expense in the three and nine month periods ended November 30, 2007 were $1,203 and $3,806 as compared to $456 and $47,281 in the 2006 periods, respectively.

General and Administrative. General and administrative expenses for the three months ended November 30, 2007 were $124,777 compared to $136,363 for the three months ended November 30, 2006, representing a decrease of $11,586 (8.5%).  General and administrative expenses for the nine months ended November 30, 2007 were $380,399 compared to $426,794 for the nine months ended November 30, 2006, representing a decrease of approximately $46,395 (10.9%).  For the three-month period ended November 30, 2007 decreases in employee benefits, payroll, and shareholder reporting more than offset the increases in expenses for the period. In the nine-month period ended November 30, 2007 decreases in employee benefits, letter of credit fees, shareholder reporting and Securities and Exchange Commission reporting more than offset the increases in expenses for the period as compared to the nine-month period ended November 30, 2006. Increases in expenses that were offset by decreases in both periods included legal, auditing and accountant consultation expenses, as well as the purchase of computers.

Income

Other Income. Other income for the three-month period ended November 30, 2007 was $36,966 compared to $82,390 for the three months ended November 30, 2006, representing a decrease of $45,424 (55.3%).  Other income for the nine months ended November 30, 2007 was $132,858 compared to $218,527 for the nine-month period ended November 30, 2006, representing a decrease of $85,669 (39.2%).  Essentially, the decreases in both the three and nine-month periods ended November 30, 2007 were due to the sale of a portion of the Company’s coal mining equipment and an electrical easement on the Colorado Property in the comparable 2006 periods with no such sales in the comparable 2007 periods.

Interest and Dividend Income.  Interest and dividend income for the three and nine months ended November 30, 2007, compared to the three and nine months ended November 30, 2006, changed minimally as interest and dividend income decreased approximately $4,100 (10.1%) and approximately $7,900 (6.5%) in the three and nine-month periods ended November 30, 2007, respectively, due to a reduction in products or funds in the investment account values.

Stock Repurchases.  The Company purchased 2,675 shares of its stock during the three-month period ended November 30, 2007.  1,925 of those shares were purchased from a related party.  No other shares were purchased in the 2007 period.

Financial Condition and Liquidity

                During the nine months ended November 30, 2007, the Company’s investing and financing activities were net users of funds. However, the Company’s net cash and cash equivalents increased $73,287 as a result of cash flow from operating activities.  The Company’s investing activities used $40,815 during the nine months ended November 30, 2007 primarily due to additions to oil and gas properties.  The Company’s financing activities used $18,056 during the nine months ended November 30, 2007. The financing use was comprised entirely of purchases of the Company’s common stock. At November 30, 2007, the Company had no indebtedness, and cash and cash equivalents totaled $2,484,114. The Company did not participate in any exploratory or development drilling during the nine-month period ended November 30, 2007. The Company expects to fund its operations and any purchases of the Company’s stock it makes during the remainder of fiscal 2008 from its cash and cash equivalents and any cash flow from its operations.

Recent Developments

                On October 18, 2006, the Company entered into a contract with First City Realty Development Corp (“FCRDC”), owned by Delbert Lawrence Day, Jr., (“Day”) to purchase the Colorado Property.  FCRDC failed to pay earnest money deposits in the amount of $2,000,000 and defaulted on the contract following the death of Day.  The Company has since petitioned Arapahoe County Court (the “Court”) in the State of Colorado for payment of the earnest money deposit as a result of the default.  The Court has approved the petition, and the petition has been approved by the  Day estate’s personal representative to the extent that funds of the estate are available for payment.  The Company is currently waiting for the Court’s decision regarding whether the inventory of the estate assets allow for payment of the Company’s claim.  We are unable to give any assurance that the Company will be able to collect the funds pursuant to the claim.

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

                Among the factors that could cause actual results to differ materially are crude oil and natural gas price fluctuations, failure to achieve expected production and the timing of receipt of revenues from existing and future exploration and development projects (including, particularly, the thirdary recovery project on the Madison County, Texas property), higher than estimated oil and gas and coal reclamation costs and delays with respect to, or failure to obtain, governmental permits and approvals necessary to proceed with real estate development. In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

ITEM 3.  CONTROLS AND PROCEDURES.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were effective as required by Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Quarterly Report on Form 10-QSB.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

ITEM 1A.  RISK FACTORS

                There have been no material changes to the risk factors set forth in our Annual Report on Form 10-KSB for the year ended February 28, 2007.

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

OAKRIDGE ENERGY, INC.
(Registrant)

Date: January 14, 2008	By	/s/ Sandra Pautsky
Sandra Pautsky, President and
Principal Executive Officer