Form 10KSB
period 2008-02-29
OAKRIDGE ENERGY INC
filed 2008-06-13
CIK 216748

United States

Securities and Exchange Commission

Washington, D. C.  20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                ..

Commission file number 000-08532

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

The Company’s revenues for its most recent fiscal year were $1,631,388.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was $13,483,475 as of May 9, 2008.

As of May 8, 2008, there were 4,260,242 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):  YES ☐  NO ☒

i

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

The Company has restricted its oil and gas exploration activities in recent fiscal years as it has conserved its limited resources for utilization on (i) a secondary recovery water-flood project on its principal oil and gas producing property in Madison County, Texas, (ii) its proposed real estate development project adjacent to Durango, Colorado in La Plata County (the “Durango Property”), and (iii) reclamation of its Carbon Junction Coal Mine in La Plata County, Colorado.  In fiscal 2008, the Company continued its participation in the water-flood project started in the last quarter of fiscal 2003 as well as its other oil and gas operations. See “Oil and Gas Operations” and “Real Estate Held for Sale” below and “Item 6. – Management’s Discussion and Analysis or Plan of Operation.”

During mid-2004, Sandra Pautsky, the Company’s Chief Executive Officer and principal shareholder, received treatment for cancer that was diagnosed in late 2003.  In latter 2007, Ms. Pautsky underwent a second major procedure for her disease, has responded well to treatment and has resumed normal activities.  Ms. Pautsky has been the principal force pushing the Company’s proposed real estate development project. Concerns regarding her health, the project size, the significant financial requirement by the Company, the number of years to complete, coupled with the risk involved to the Company in committing so much of its limited financial resources to one project caused the Company to decide after the end of fiscal 2004 to attempt to sell the Company’s approximately 1,866 acres of land located in La Plata County, Colorado.

On April 4, 2006, the Company signed a contract to sell the Durango Property for $40,000,000, which contained an election by the buyer to terminate its contract in accordance with provisions in the agreement.  On June 12, 2006, the Company was notified of the buyer’s election to terminate its contract.

On October 18, 2006, the Company entered into a contract with another buyer for $35,000,000, with no provision to terminate the contract with the exception of proof of title.  On November 29, 2006, the Company announced the failure of the buyer to make good delivery of installment earnest money deposits following the death of the buyer’s principal that resulted in the buyer’s contract default.  The Company has not entered into any further contracts to sell the Durango Property.  See “Real Estate - Decision to Sell Property” below and “Item 6. – Management’s Discussion and Analysis or Plan of Operation.”

Oil and Gas Operations

The Company’s oil and gas operations are primarily conducted in Madison and other North Texas counties and to a lesser extent, Freestone, Red River, Panola, Gregg and Smith Counties of East Texas, Oklahoma, Colorado and Mississippi. The Company is the operator of only the leases in North Texas.  All other oil and gas interests owned are participation interests whereby the Company owns a working or royalty interest in a property that is operated and maintained by another interest owner under an operating agreement.  For the participation interests, the Company receives payment for its oil and gas sales from the purchaser or the operator and is billed by the operator for its ownership percentage of joint expenses relative to getting the oil and/or gas from the wells to a sales point.

The Company did not participate in the drilling of any exploratory or development wells in the fiscal year ended February 29, 2008; however, when the Company is offered a participation interest in a well or a lease, Ms. Pautsky and Danny Croker, the Company’s Vice President, select the exploration and development prospects in which the Company participates.

The Company’s principal producing oil and gas property for the past nine fiscal years has been its 25% working interest in the BSR (Sub-Clarksville) Field in Madison County, Texas (the “Madison County, Texas Property”).  The Madison County, Texas Property was responsible for approximately 60% and 58%, respectively, of the Company’s total oil and gas revenues for the 2007 and 2008 fiscal years.  The property consists of 24 producing wells with proven developed reserves.

The Madison County, Texas Property is fully developed for its primary oil and gas reserves and has been for approximately ten years.  Only two wells currently remain as flowing wells and all others have been placed on the pump. Additionally, as a result of the aging of the field, tubing and rod replacements and other age-related issues have required higher than normal maintenance costs in the last couple of years.  As the Madison County, Texas Property aged and production declined, a decision was made to install a secondary recovery project on the property. The Company’s independent petroleum engineers have estimated that 464,885 barrels of proven undeveloped secondary oil reserves are recoverable to the Company’s interest in the property by water-flooding the reservoir. In fiscal 2003, Texas Railroad Commission approval of the water-flooding project was obtained, the property was unitized and the project commenced effective as of December 1, 2002.

As a part of the water-flood process, there are currently three water injection wells and one water supply well. The project may ultimately require converting a total of nine producing wells to water injection wells and converting another producing well to a water supply well. The operator of the Madison County, Texas Property is currently in the process of permitting two additional wells to be converted to injection wells. The three current injection wells are down-dip in the field and the two new wells will be central to the field and more up-dip. If the interior injection response is as expected, it is possible that some up-dip infill drilling may be advantageous to the field.   Also, it is hoped that wells on the eastern and western areas of the Madison County, Texas Property may respond more favorably to the additional injection. When the field was set up for injection, infrastructure was installed that would permit injection at any well.  Wells that are located nearby and up-dip to current injection wells have begun to respond to injection, although there can be no assurance that the waterflood will be successful.

The Company’s remaining investment cost for the water-flooding project is estimated to be approximately $375,000, which includes its share of the cost for a proposed water plant and distribution system and conversion costs mentioned above. See “Item 6. – Management’s Discussion and Analysis or Plan of Operation - Results of Operations.”

Gravel Operations

Surface ownership, gravel mining contract and surface lease:  The Company’s gravel property is located on approximately 63.5 acres of the approximately 1,865.7 acres of land owned by the Company in fee in La Plata County, Colorado.  Four Corners Materials (“FCM”) mined sand, gravel and rock products from its Ewing Mesa Pit #1 pursuant to a contract and surface lease effective January 1, 1994, for a term of eight years.  After the expiration of the contract, gravel mining continued pursuant to an oral agreement between the Company and FCM.

Permit and permitted acres: The original Ewing Mesa Pit #1 gravel permit area covered 33.06 acres, but, with the Company’s consent, FCM added an adjacent 11.9 acres (9.9 acres in one transaction, 2.0 acres in another transaction) of the Company’s land to the gravel permit area, providing FCM additional gravel reserves to mine.

In mid-2002, FCM filed a permit amendment with the Colorado Division of Reclamation, Mining, and Safety (the “CDRMS”) for a gravel permit to cover 97.31 acres pursuant to an agreement between the Company and FCM regarding complete reclamation by FCM of the Company’s coal mine at the Company’s expense and to allow for additional acres to be included in FCM’s gravel mining operation.  The 97.31 acres included the 33.06 acres included in the original gravel permit, the 9.9 acres additional gravel acres included under FCM’s previous gravel permit and 54.35 acres permitted under the Company’s coal permit.  On June 12, 2003, the CDRMS approved Ewing Mesa Pit #1, Amendment #1 to expand the permit area from 33.06 to 97.31 acres.  On August 22, 2003, FCM requested that the CDRMS cease processing its financial warranty for its gravel permit amendment.  On September 2, 2003, the CDRMS stated that a permit would not be issued until the CDRMS received and approved performance and financial warranties.  Further, the CDRMS stated that the permit area for Ewing Mesa Pit #1 remained at the original 33.06 acres, which had previously been mined.  Following this action by FCM, and the resulting action of the CDRMS, the Company required the cessation of FCM’s gravel mining operation on the property.  Thereafter, on September 10, 2003, the CDRMS received from FCM a gravel mining permit application which included the original 33.06 acres and an additional 31.45 acres, for a total of 64.51 acres, which was approved by the CDRMS and FCM submitted financial warranties for reclamation of the permit area. However, no further gravel mining occurred on the Durango Property. In May 2005, the permit area was reduced from 64.51 acres to 63.5 acres, as the financial guarantee of 1.01 acres was included under the Company’s Carbon Junction Coal Mine reclamation plan.

Reclamation and financial warranty: In fiscal 2006, FCM reclaimed its mining operation, as allowed under its permit on the property, at which time the CDRMS released a portion of FCM’s financial warranty with regard to reclamation, retaining approximately $104,000 in financial warranties awaiting CDRMS confirmation that environmental responses, vegetation and re-growth has stabilized. As of the Company’s February 29, 2008 fiscal year end, the CDRMS continues to require FCM’s financial warranty of approximately $104,000.  However, after the Company’s February 29, 2008 fiscal year end, FCM requested the release of the balance of the financial warranty held by the CDRMS.

Post mining activities: Following the cessation of mining in fiscal 2004, sales of gravel were made from stockpiles accumulated prior to mining termination.  Thereafter through fiscal 2005, revenues related to the gravel operation were received for road usage fees, use of surface land for operations, and stock pile sales.  The Company would consider leasing the property again for gravel operations but has no intention of conducting gravel mining operations itself on the property.

Current activity and inspections: Monthly inspection of the mine-site and its records are conducted by the CDRMS who reports to FCM regarding compliance requirements under the permit as a result of the inspection.  Inspections and resulting compliance operations will continue until the complete release of the reclamation liability and warranty.

Carbon Junction Coal Mine

History:  In 1979, the Company acquired leases on the Durango Property for a term of ten years for the purpose of conducting mining operations. No mining occurred during the term of these leases, although a Japanese firm tested the Company’s coal and indicated an interest in contracting for coal purchases during the early 1980s. The mine had not been permitted at that time and two years were required for permitting. After this delay, the steel market had changed and the Japanese firm no longer had an interest in purchasing the Company’s coal.  In 1989, the Company’s leases expired, and the land owners decided to sell the lands that are now the Durango Property.  In October 1990, the Company purchased the Durango Property for the purpose of mining coal.  In fiscal 1994, an appraisal by a third party engineer determined that the coal deposits under the Durango Property could not be mined and marketed competitively.  Therefore, in accordance with requirements of the Securities and Exchange Commission, the Company records no reserves or economic value for coal deposits.

Surface ownership and coal leases:  Leases covering coal deposits beneath the Durango Property were acquired in October 1990 and have primary terms of twenty-five years, and unless renewed, expire in the year 2015. The Company’s leases cover a 25% interest in the coal.  The Company owns a 75% interest in the coal and the surface estate of approximately 1,640 acres.  The Company has the executive rights (i.e., the exclusive right to sign coal leases) on the leased 25% interest. No annual delay rentals or advance minimum royalties are required.  In 1991, the Company purchased the surface estate, the 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of approximately 190 additional acres in La Plata County adjacent to the approximately 1,640 acres previously purchased.  The Company has not leased the remaining 25% interest in the coal.  By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described tracts.

Coal mining permit dated July 31, 2003 expiring July 31, 2008:   Coal deposits held under the Durango Property have been minimally permitted and disturbed by mining operations.  Of the approximately 1,830 acres owned and leased, approximately 192 acres have been permitted for coal mining. The term of the Company’s coal permit is five years and the Company’s current coal permit expires July 31, 2008. The Company has applied to renew the permit (Permit Renewal 3 (RN-03)) for its Carbon Junction Coal Mine and a preliminary review of the submittal has been completed by the CDRMS. Minimal revisions to the application were required and the Company is currently responding to those revisions.

Reclamation liability and financial warranties:  The Company’s original bond amount for the reclamation of the coal mine was $816,526.  In fiscal 2008, the Company’s Letter of Credit held for the benefit of the CDRMS as financial warranty for reclamation of its coal mine was decreased by $121,090. The current financial warranty required by the Company is $695,436.

In March 2006, the Company put out a Final Reclamation Bid Package for its Carbon Junction Coal Mine.  On April 24, 2006, the Company entered into a fixed-price contract in the amount of $567,000 with C&J Gravel of Durango, Colorado to accomplish the work in the Final Reclamation Bid Package.  As of February 28, 2006, the Company’s reclamation reserve was raised to $567,000 to reflect the amount contracted by the Company for the reclamation. Reclamation activities permissible under the terms of the coal permit were completed in fiscal 2006. Areas excluded from reclamation were topsoil piles 4, 7, and 8, sediment control ponds, various ditches and boreholes, and the equipment yard on which equipment is stored. Remaining equipment (essentially dated in the 1970s) has been sold or is being scrapped in fiscal year 2009.

On August 25, 2006, the Company filed a Phase 1 Bond Release Application with the CDRMS to cover the release from the coal permit of approximately 30 disturbed acres that had been reclaimed.  In response to the bond release application, on April 23, 2008, the CDRMS published its decision in the Durango Herald to reduce the Company’s financial warranty for reclamation to $403,201.  Although the CDRMS has notified the Company of its decision to reduce the Company’s financial warranty for reclamation, it has not advised the Company when the reduction to its financial warranty will be received.  Phase II and Phase III bond releases are eligible for complete and final bond release after sediment control structures are reclaimed.  However, the full release of the Company’s reclamation performance bond is subject to the CDRMS’s confirmation that environmental responses, ground cover, vegetative habitat and re-growth have stabilized and may require two or more years to obtain.

Current mining activities and inspections: Activities on the coal mine site have ceased with the exception of monthly site and records monitoring required under the terms of the coal permit and are conducted by the CDRMS. Inspections are conducted each month and the CDRMS reports to the Company regarding issues of its general mine compliance under the terms of its coal permit. If needed, the Company then conducts operations to respond to requirements by the CDRMS as a result of these inspections.  Inspections and operations will continue until the complete release of the reclamation liability and warranty. See “Item 6. – Management’s Discussion and Analysis or Plan of Operation.”

Real Estate Held for Sale

Location:  The Durango Property is comprised of approximately 1,866 acres of land located in La Plata County, Colorado.  The major highways intersecting the City of Durango and La Plata County are US Highway 550 running North and South and US Highway 160 running East and West.  The Company’s land is aligned with US Highway 160 and is located on a mesa adjacent to and above the City of Durango.  The Durango Property is not currently within the city limits; however, certain portions of the Durango Property have common boundaries to the city.

Current activity:  In August 2007, the County of La Plata, Colorado (the “County”) adopted a new land use code to have an effective date of January 6, 2008.  The new code would place serious restrictions within the County on the creation of new parcels, location of building envelopes, view shed protections, hillside and ridge top limits on development, and stricter standards related to roads and water availability.  Although the Board of County Commissioners delayed the effective date of the new code, it remains very likely that it will be put into effect in substantially the same form in the near future.

In response to the expected changes to the County land use codes, the Company established fifty-four 35 acre parcels on the Durango Property and filed the plat with the County Clerk’s office before the effective date of the new land use code.  The platting of the parcels established building envelopes that should ensure the right to build in the identified areas with fewer restrictions than the new code will require.  The platting provided protection of the Durango Property’s value for the Company or any purchaser of the Durango Property. In a recent article in the Durango Herald, the La Plata County Planner Kyle Dalton confirmed that the division of the Durango Property into 35 acre parcels allows the ability to build one home on each of the parcels without approval of the Board of County Commissioners.”

A portion of the Durango Property is mountainous, and the Company believes that the 35 acre lots were the appropriate manner to develop this acreage.  However, the Company has divided the entirety of the Durango Property into 35 acre lots.  In the event a decision is made by the Company or a new owner that annexation into the City of Durango and development under the requirements of the City is not advantageous, options may be available for development.

The Company continues to have discussions with potential purchasers of its Durango Property.  However, as a result of the subprime loan dilemma resulting in mortgage loan defaults, foreclosures and adverse effects on major mortgage lenders, the trend has been toward tighter lending standards and lower prices in the real estate market.  The Company continues to have strong expectations for the Durango Property and is under no pressure to sell the Durango Property during this period of market reversals. The opinion of Company management is that the 1,866 acre Durango Property is unique.  Although located in the County, it has common boundaries to the City of Durango, is adjacent to and served by US Highway 160/550 and State Highway 3, and the view from the mesa overlooks the city.  The view is spectacular from the mesa which is nestled within several mountain ranges. Two ski resorts, a golf resort, and a casino are in the area.  Multiple National Forests in the area provide various opportunities for hunting, fishing, hiking and picnics.  Durango is called a “Cycling Mecca” and mountain biking is available adjacent to the Durango Property and through a portion of the Company’s lands on 12 miles of trails that the Company gifted to the County for local residents and tourists pleasure.  White water rafting is available on the Animas River running alongside and through a limited portion of the Durango Property.  On the east side, the Durango Property is bordered by lands of the Bureau of Land Management (the “BLM”) and thus residents of the mesa whose property adjoin the BLM have access to it for hunting and other recreational purposes.  The City of Durango is a regional health hub and Mercy Medical Hospital and a complex of medical doctor’s offices is within minutes of the property.

Background and plan approval process:  In September 2000, the Company filed an annexation application and the conceptual plan with the City of Durango for approximately 1,100 acres of its property.  The Company became aware that, prior to any action by the city regarding annexation, a plan had to be developed and approved by the city for the area in which the Durango Property is located (the “Area Plan”).  The Area Plan evaluates land uses within a specific area to determine whether the uses will be compatible with each other.  Properties adjacent and nearby that may be impacted by the landowner requesting annexation are studied.  Impacts to resources of minerals, coal, oil and gas, as well as wildlife, archeological, geologic and environmental hazards, traffic, public facilities and infrastructure are reviewed.  Public hearings on the Area Plan provide a forum for neighborhood discussion and comment. Public meetings were held in fiscal years 2001, 2002 and 2003. The ideas, issues and concerns of the property owners, the Durango community, and city staff were used to prepare the Area Plan.  The Area Plan provides guidance for decisions in developing lands within the Area Plan consistent with the community’s larger vision for Durango.

Significant issues that arose during the approval process were public access across and through the mesa, the city’s desire for greater density, and the Company’s desire for its land to be developed at a lower density.

The sole current access onto the Durango Property is located on the western end and serves incoming and outgoing traffic that in the past has included gravel trucks.  The city required that the Durango Property be served by two or more access roads.  The city’s 1997 US Highway 160/550 Area Plan included a bypass from Highway 160/550 across the Durango Property connecting US Highway 550 to Horse Gulch/Goeglein Road to the east.  The Company advised the city that it could not support a bypass through the Durango Property.  The issue ultimately was resolved by the Company’s agreement to accept the minor arterial roadway concept and the city’s agreement to shift the location of the roadway to the perimeter of its property so that the roadway would not cross the planned golf course.  Additional access may be required in accordance with the Area Plan during the annexation process. However, no paved secondary access road serving the mesa is required until a traffic study determines the average daily traffic volume to and from the area will exceed 5,000 vehicle trips per day.

With respect to the density of housing units, as issues arose during the Area Plan process, the Company proposed to build fewer residential units than the city desired.  The Durango Property has been identified by the community as a very desirable location for growth.  The approved Area Plan supports the construction of approximately 1,500 to 3,000 residential units.

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

Approval of Area Plan:  The Area Plan, contemplating that approximately 1,202 acres of the Durango Property would be annexed, was adopted by the City of Durango’s Planning Commission in December 2003 and by the City Council in January 2004.

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

Decision to sell the Durango Property:  After obtaining approval of the Area Plan, the Company concluded, during the first quarter of fiscal 2005, that it would be prudent for it to attempt to sell the Durango Property.  The Company’s decision was based on several principal factors, one being the developments with respect to the health of Ms. Pautsky, the Chief Executive Officer and principal shareholder, who is the moving force behind the efforts to advance the Durango Property towards development. In fiscal 2004, Ms. Pautsky was diagnosed with a life-threatening form of cancer. In mid-2004, Ms. Pautsky received specialized treatment for her disease.  In November 2007, Ms. Pautsky received a second specialized treatment for her disease, responded well to treatment and has resumed normal activities. Concerns regarding her health, the size and significant financial requirement of the Durango project by the Company, the number of years to complete the Durango project and the risk involved to the Company in committing so much of its limited financial resources to one project resulted in the Company’s decision to attempt to sell the Durango Property.  The Company’s officers, other than Ms. Pautsky, have not been actively involved with respect to the Durango Property; however, in the event that the Company should not sell the Durango Property, the Company anticipates that Chi Chi Ray, Ms. Pautsky’s daughter, a long-term employee of the Company, would assume primary responsibility for the Durango Property ..  Ms. Ray has been actively involved historically and to date with the Company’s actions in Colorado.

Competition and Markets

Real estate competitive conditions:  Two other Durango area developments are of significant size and could compete with the Durango development project. Three Springs is a 681 acre development that includes approximately 300 acres of open space.  It is being developed as a traditional neighborhood and its master plan provides for a multi-phase build-out that may stretch into the year 2030.  The development includes commercial space and is the home of a regional medical center and medical office complex.  Edgemont Ranch is another development located near Durango.  Edgemont Ranch is situated to the northeast of Durango and is expected to include approximately 1,000 homes on 1,400 acres.  Because of the size and the proximity of these projects to the Durango Property, they may compete with the Durango development project.

Oil and gas competitive conditions:  A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company.  Competition for desirable leases and suitable prospects for oil and gas drilling operations is intense, and in the past, the Company has experienced significant competition in obtaining the services of drilling contractors and in purchasing tubular goods and other materials necessary to drill and complete wells.  In fiscal 2007 and 2008, the Company did not experience any difficulty in obtaining services and materials because of its lack of exploration and development activities.

Coal and gravel competitive conditions: The coal and gravel industries are also highly competitive.  Principal competitive factors in both industries are the vertical thickness of the over-burden above and between seams, product price and transportation costs.  In addition, with regard to coal, its quality is regulated by the Clean Air Act of 1990.   Also, the selling company must have the financial and organizational ability to meet long-term coal delivery requirements.  The Company has been unable to market its coal competitively and in accordance with regulations of the Securities and Exchange Commission does not account for coal reserves in its financial records.  The Company would consider leasing the Durango Property for gravel operations but has no intention of conducting gravel mining operations itself on the Durango Property.

Oil and gas market conditions:  The Company’s ability to produce and market oil and gas profitably depends upon a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted or anticipated.  These factors include the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other factors affecting the availability of a ready market, such as fluctuating supply and demand. Additional factors affecting the marketing of oil and gas include imports and actions by foreign producing nations.

Oil and gas prices have been on a generally upward trend since the first quarter of fiscal 2003 and such prices had a materially positive effect on the Company’s revenues in fiscal 2008 and on the amount and present value of the Company’s estimated proven oil and gas reserves at year end.  In fiscal 2008, the Company’s average oil price received increased $14.05 per barrel (approximately 22.5%) from that received in fiscal 2007.  The Company’s average gas price received for fiscal 2008 was minimally higher than in fiscal 2007 with an increase of $.81 per MCF (approximately 13.9%).  The Company’s revenues are significantly weighted in favor of oil production.

While certain of the Company’s gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 29, 2008. See “Item 6. – Management’s Discussion and Analysis or Plan of Operation - Results of Operations.”

Regulation

Oil and gas:  The production of oil and gas is subject to extensive federal and state laws, rules, orders and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution and protection of the environment.  In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production allowables to below economic levels.  The regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly situated operators are provided with reasonable opportunities to produce their respective fair shares of available oil and gas reserves.  Since these regulations generally apply to all oil and gas producers, the Company believes that these regulations do not put the Company at a material disadvantage to other oil and gas producers.

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

Coal and gravel:  The Company’s coal operations in the past have been subject to extensive regulation under the Surface Mining Control and Reclamation Act of 1977 and the Colorado law of a similar nature and the Clean Air Act of 1990.  The effects of such regulations have been (i) to increase significantly the lead time to commence actual surface coal mining operations, (ii) to make it more costly for the coal to be marketed and (iii) to limit the customers for the coal to certain types of power plants, and (iv) that economics are determined by quality parameters for coal. As a result of these limiting factors, the Company has been unable to market its coal competitively and in accordance with SEC regulations, does not account for coal reserves in its financial records. The Company’s gravel reserves are subject to comparable regulation, but compliance standards are less rigid.

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

Employees

As of May 16, 2008, the Company had four full-time employees and one part-time employee.  Three of the employees are located at the Company’s executive offices and two are field employees located in North Texas.  The Company considers its relations with its employees to be satisfactory.

ITEM 2.                                                 DESCRIPTION OF PROPERTY.

Oil and Gas Properties.

Reserves:  Reference is made to “Supplemental Oil and Gas Data (Unaudited)” included as supplemental information to the Financial Statements for additional information concerning:  (i) certain cost and revenue information pertaining to the Company’s oil and gas producing activities; (ii) estimates of the Company’s oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company’s oil and gas reserves and the changes in such standardized measure.  The engineering report with respect to the Company’s proved oil and gas reserves as of February 29, 2008 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas (“Stephens Engineering”). At such date, all of the Company’s oil and gas reserves were located in the United States and in the states of Texas, Mississippi, Colorado and Oklahoma.

No reserve reports pertaining to the Company’s proved net oil or gas reserves were filed with any federal governmental authority or agency during the fiscal year ended February 29, 2008, and no major discovery is believed to have caused a significant change in the Company’s estimates of proved reserves since that date.

The following table reflects Stephens Engineering’s estimate of those quantities of oil and gas as of February 29, 2008 which can be produced from the Company’s proved developed reserves during the fiscal year ending February 28, 2009 using equipment installed and under economic and operating conditions existing at February 29, 2008:

Oil (Bbls.)	16,966
Gas (MCF)	22,833

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

Production:  The following table shows for each of the last three fiscal years the total production attributable to the Company’s oil and gas interests:

Fiscal Year Ended February 28(9),	Oil (Bbls.)	Gas (MCF)
2008	17,293	20,843
2007	18,707	20,749
2006	21,587	38,732

Lifting costs and average sales prices:  The Company’s production (lifting) costs and average sales prices received during each of the last three fiscal years were as shown in the following table:

	Fiscal Year Ended February 28(9),
	2008	2007	2006
Lifting Costs

Per Equivalent Unit (Bbls.)	$44.20	$39.69	$24.30

Average Sales Prices

Oil (per Bbl.)	76.57	62.42	57.68
Gas (per MCF)	6.63	5.82	7.63

Sales contracts and major customers:  The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company’s producing properties are located.  During the fiscal year ended February 29, 2008, approximately 70.3% of the Company’s oil sales were to Teppco Crude Oil, L.P. (“Teppco”) and approximately 23.7% were to Sunoco, Inc.  During fiscal 2008, approximately 56.9% of the Company’s gas sales were under short-term contracts to Orion Pipeline, L.L.C. (“Orion”), approximately 18.6% were to Chevron U.S.A., Inc., and approximately 13.6% were to Targa North Texas LP.

Substantially all of the Company’s oil sales to Teppco and its gas sales to Orion were from the Company’s Madison County, Texas Property.

In the opinion of management, the termination of any of the Company’s sales contracts would not adversely affect the Company’s ability to sell its oil and gas production at comparable prices.

Developed acreage and productive wells:  As of February 29, 2008, the Company owned working and overriding royalty interests in 8,884 gross (2,812 net) acres of developed oil and gas leases and 52 gross (17 net) productive oil and gas wells.

The following table summarizes the Company’s developed acreage and productive wells as of February 29, 2008:

	Developed Acreage(1)				Productive Wells(1)(3)
	Gross(2)		Net(2)		Gross(2)		Net(2)
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
Texas:
Madison Co.	4,515	—	1,129	—	24	—	6.00	—
All Other Cos.	3,000	1,047	1,426	252	22	3	9.86	1.07
Mississippi	40	—	.26	—	1	—	0.01	—
Colorado	—	242	—	4	—	1	—	0.02
Oklahoma	40	—	1	—	1	—	0.03	—

Total	7,795	1,289	2,556	256	48	4	15.90	1.09

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

(3)                                  Excludes 9 gross (3.72 net) shut-in wells; excludes 7 gross (2.63 net) water injection wells and 1 gross (.25 net) water supply well.

Undeveloped acreage:  The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 29, 2008:

State	Gross Acres	Net Acres
Texas	551	184

In the absence of drilling activity which establishes commercial reserves sufficient to justify retention or renewal of leases, approximately 98.23% of the Company’s leases will expire in fiscal 2009 and 1.77% will expire in fiscal 2010.

Drilling activity:  The Company did not participate in drilling any development wells during the last three fiscal years and, as of February 29, 2008, the Company was not in the process of drilling or completing any wells.

Coal and Gravel Properties.

Coal leases:  Leases covering coal deposits beneath the Durango Property were acquired in October 1990 and have primary terms of twenty five years, and unless renewed, expire in the year 2015. The Company’s leases cover a 25% interest in the coal.  The Company owns a 75% interest in the coal and the surface estate of approximately 1,640 acres.  The Company also has the executive rights (i.e., the exclusive right to sign coal leases) on the leased 25% interest. No annual delay rentals or advance minimum royalties are required.   In 1991, the Company purchased the surface estate, the interest in the coal and the executive rights to the remaining 25% interest in the coal of approximately 190 additional acres in La Plata County adjacent to the approximately 1,640 acres.  The Company has not leased the remaining 25% interest in the coal on the approximately 190 additional acres.  By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described tracts.

Coal mining permit dated July 31, 2003, expiring July 31, 2008:   Coal deposits held under the Durango Property have been minimally permitted for coal mining and disturbed by mining operations.  Of the 1,830 acres owned and leased, approximately 192 acres have been permitted for mining.  The term of the Company’s permit is five years and the Company’s current permit expires July 31, 2008. The Company has applied to renew the permit (Permit Renewal 3 (RN-03)) for its Carbon Junction Coal Mine and a preliminary review of the submittal has been completed by the CDRMS. Minimal revisions to the application were required and the Company is currently responding to those revisions.  The coal permit requires financial warranty for the disturbed acres under the coal permit, therefore the Company made the decision to reclaim its permitted area, as allowed under permit conditions, in order to obtain the substantial release of its financial warranty for reclamation. See “Item 1 - Description of Business - Carbon Junction Coal Mine.”

The Company also owns 55% of the gravel, oil, gas and other mineral rights with respect to the approximate 1,640 acre tract in La Plata County, Colorado and has the executive rights on the remaining 45%.  The permit to mine gravel held by FCM, operator of the gravel mine, contains 63.5 acres.  FCM is no longer mining sand, gravel and rock products from the permit area. In fiscal 2006, FCM reclaimed its gravel mining operation, as allowed under their permit, the lands disturbed by their activities.  The CDRMS released a portion of FCM’s financial warranty with regard to reclamation retaining approximately $104,000 in financial warranties.  As of the Company’s February 29, 2008 fiscal year end the CDRMS continues to require FCM’s financial warranty of approximately $104,000.  However, after the Company’s fiscal year end, FCM requested the release of the balance of their financial warranty from the CDRMS.  See “Item 1. - Description of Business - Gravel Operations” and “Item 6. – Management’s Discussion and Analysis or Plan of Operation - Results of Operations.”

Real Estate.

The Durango Property held for sale by the Company contains 1,866 acres covering coal, gas and other minerals including gravel as described above in “Coal and Gravel Properties”.  Approximately 1,202 acres of such land is the subject of a planned mixed use development by the Company.  In the opinion of management, the Durango Property is adequately covered by insurance.  See “Item 1. - Description of Business - Real Estate Held for Sale.”

Office Building.

The Company owns a one-story office building situated at 4613 Jacksboro Highway in Wichita Falls, Texas in which its executive offices are located.  The building is located on .519 acres of land and contains 5,117 square feet of space. The building was built in 1974 and is in overall good condition.  In the opinion of management, the office building is adequately covered by insurance.

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

ITEM 4.                                                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended February 29, 2008 to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.                                                 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SESCURITIES.

The Company’s common stock, $.04 par value, is traded in the over-the-counter market.  The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 28, 2007 and February 29, 2008 by quarters.  Such quotations were furnished to the Company by the National Quotation Bureau, LLC and were supplied by The National Association of Securities Dealers (“NASD”) through the

NASD OTC Bulletin Board, the NASD’s automated system for reporting NON-NASDAQ quotes and the National Quotation Bureau’s Pink Sheets.  The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Period	High	Low

Fiscal Year Ended February 28, 2007:
Quarter Ended May 31, 2006	$9.00	$4.00
Quarter Ended August 31, 2006	7.50	4.00
Quarter Ended November 30, 2006	8.40	4.50
Quarter Ended February 28, 2007	8.00	5.00

Fiscal Year Ended February 29, 2008:
Quarter Ended May 31, 2007	$7.00	$5.00
Quarter Ended August 31, 2007	8.75	5.80
Quarter Ended November 30, 2007	7.00	5.00
Quarter Ended February 29, 2008	7.25	5.00

As of May 7, 2008, the approximate number of holders of record of the common stock of the Company was 405.

The Company did not pay any dividends during the two fiscal years ended February 28, 2007 and February 29, 2008.  There are currently no restrictions upon the Company’s ability to pay dividends. Our Board of Directors has not approved a dividend in connection with the proposed sale of the Durango Property.  Although our Board of Directors will consider approving a dividend to distribute a portion of the net proceeds received from the sale of the Durango Property, if the sale is accomplished, we cannot assure you that such dividend will be approved or declared.

The following table shows all purchases of the Company’s shares of common stock made by the Company during the third quarter of the Company’s fiscal year ended February 29, 2008:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
September 1, 2007 through September 30, 2007	2,675	$6.75

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

Results of Operations

The Company had net income  of $72,544 ($.02 per share) in the fiscal year ended February 29, 2008 compared to a net loss of $171,158 ($.04 per share) in the fiscal year ended February 28, 2007. The Company experienced losses from operations in both the 2008 and 2007 fiscal periods, however, the loss from operations in fiscal 2008 was minimal and was offset by other income resulting in a profit in fiscal 2008.

Oil and gas revenues increased approximately $274,300 (20.2%) in the fiscal year ended February 29, 2008.  Average oil price received during the year continued to rise and is the main reason for the increased oil revenue as sales volumes remained virtually unchanged.  Fees in the amount of $36,600 received by the Company both in fiscal 2008 and 2007 for serving as operator of most of the Company’s North Texas area properties are included in oil and gas revenues.

The following table compares the Company’s oil and gas revenues and average prices received by the Company and its sales volumes of oil and gas during fiscal 2008 with those of fiscal 2007:

	Fiscal 2008	Fiscal 2007	Percentage Difference
Oil:

Revenues	$1,402,115	$1,145,535	+	22.4%
Volume (Bbls.)	18,312	18,322	-	01%
Average Price (per Bbl.)	$76.57	$62.52	+	22.5%

Gas:

Revenues	$174,307	$171,070	+	1.9%
Volume (MCF)	26,306	29,396	-	10.5%
Average Price (per MCF)	$6.63	$5.82	+	13.9%

Non-material amounts of natural gas liquids revenues and sales volumes for both years are excluded from the foregoing table.

The Company’s revenues in fiscal 2008 from the Madison County, Texas Property increased $124,871 (15.4%) as higher average oil prices of $14.88 (23.9%) per barrel received more than offset the decreased  oil volumes of 892 (7.5%) barrels from the property.  The Madison County, Texas Property has been fully developed for its primary oil and gas reserves for approximately ten years.  The property was unitized in fiscal 2003 and a secondary recovery (waterflood) project on the property was commenced in the last quarter of that year.  Three injection and one water supply wells are active currently.  The operator of the property is in the process of permitting two additional injection wells that are sited more centrally on the property and up-dip from the three current injection well sites. If the interior injection response is as expected, some up-dip infill drilling may be advantageous for the property.  Some wells nearby to the injection wells have begun to respond to the waterflood and although the Company has continued strong expectations with respect to the waterflood project, it should again be emphasized that there can be no assurance that the secondary recovery project will be successful.

Expenses for the Company’s oil and gas operations decreased $3,035 (.29%) in the fiscal year ended February 29, 2008 as workover costs, field supervision, small tools and supplies, miscellaneous repairs, chemicals, and production tax increases offset significant decreases in costs for pumping unit repairs, rods and well servicing and the accretion of the Company’s asset retirement obligation related to the plugging, abandonment and remediation of oil and gas properties.  Lease operations on the Madison County, Texas Property increased $32,265 and North Texas lease operations increased $9,676 and Red River County and Gregg County properties decreased $8,514 and $6,539, respectively. The Company did not participate in the drilling of any wells in fiscal 2008 or 2007, therefore no exploration or dry hole costs were incurred in these periods.

The expenses of the Company’s coal and gravel operations decreased $43,586 (52.5%) in fiscal 2008, primarily as the result of decreased reclamation, legal expenses and ad valorem taxes.

Real estate development expense decreased $151,329 (59.4%) in fiscal 2008 primarily due to reduced payroll, engineering, legal fees and ad valorem tax on the Durango Property. General and administrative expenses decreased $57,426 (10.6%) in fiscal 2008 resulting from decreases in essentially all categories except auditing, legal, insurance, miscellaneous expense and computer expense.

Other income decreased $73,729 (29.1%) in fiscal 2008 compared to fiscal 2007. Other income consists of  three primary components: (i) interest and dividend income, (ii) gains on sales of property and (iii) other income and expense, primarily partnership gains and losses. Lower interest rates and slightly lower portfolio values resulted in decreased interest income in the amount of approximately $5,711 and decreased dividend income of $6,354.  The Company experienced a gain on the sale of assets of $95,778 in fiscal 2007 with only an $18,517 gain realized from sales of assets in fiscal 2008.  As to the remaining other net income components, the Company’s income relating to its interest in the limited partnership which operates a small gas pipeline in the East Texas area, was approximately $16,069 more in fiscal 2008 than in fiscal 2007.

The Company’s provision for income tax, which was a benefit in fiscal 2007, became an expense in fiscal 2008 resulting in an increase in income tax expense of  $212,244 in fiscal 2008 compared to fiscal 2007.  This provision includes U.S. federal corporate and state income taxes.

The Company’s weighted average shares outstanding decreased approximately .11% in the fiscal year ended February 29, 2008 due to the purchase of 2,675 shares of the Company’s common stock made by the Company from shareholders during the year.

Financial Condition and Liquidity

During fiscal 2008, the Company did not participate in any exploratory or development drilling and generally tried to restrict its expenditures on operational and investing activities.    The Company’s cash and cash equivalents at year end decreased approximately $101,800 as the result of the cash provided by operating activities (approximately $67,800) being offset by the cash used in investing (approximately $151,500) and financing activities (approximately $18,100).  At February 29, 2008, the Company had no indebtedness and cash and cash equivalents aggregated approximately $2,309,100.

The Company’s decision to attempt to sell the Durango Property should eliminate the need for any substantial drawdown of the Company’s cash reserves or the need to obtain additional debt or equity financing. The Company expects to fund its contemplated oil and gas plugging and abandonment operations during fiscal 2009 and any purchases of the Company’s stock that it makes from its cash and cash equivalents and any cash flow from its oil and gas properties.

The Company’s average oil and gas product prices received increased during fiscal 2008.  The Company has no assurance that its average price received for oil and gas in fiscal 2009 will be equivalent to or exceed those received during fiscal 2008.  The Company’s fiscal 2009 operations should benefit from the $121,090 released by the CDRMS of its coal mine reclamation bond in fiscal 2008, which will mature in July 2008, in addition to the fiscal 2009 decision of the CDRMS to further release a portion of the Company’s  $695,436 coal mine reclamation bond to the State of Colorado.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of the Company’s results of operations and financial condition and liquidity is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  The Company’s significant accounting policies are described in Note B of the notes to financial statements.  In response to Securities and Exchange Commission (the “Commission”) Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified certain of these policies as being of particular importance to the portrayal of the Company’s results of operations and financial position and which require the application of significant judgment by management.  The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:

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

ITEM 7.                  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oakridge Energy, Inc.

We have audited the accompanying balance sheets of Oakridge Energy, Inc. as of February 29, 2008 and February 28, 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Energy, Inc. as of February 29, 2008 and February 28, 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the financial statements, certain errors resulting in the understatement of previously reported deferred tax assets as of February 28, 2007, certain errors resulting in the overstatement of previously reported asset retirement costs and the overstatement of unproven properties were discovered by management of  Oakridge Energy, Inc. during the current year.  Accordingly, the 2007 financial statements have been restated and adjustments have been made to stockholders’ equity as of March 1, 2006 to correct the errors.

Fort Worth, Texas

June 12, 2008

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	February 29,	February 28,
	2008	2007
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$2,309,055	$2,410,827
Trade accounts receivable	277,722	275,953
Investment securities available for sale	77,252	101,138
Prepaid expenses and other	138,689	19,187
Total current assets	2,802,718	2,807,105

Oil and gas properties, at cost, using the successful efforts method of accounting:
Proved developed properties	7,069,215	7,007,229
Less accumulated depletion and depreciation	6,430,729	6,389,017
Proved developed properties, net	638,486	618,212
Unproved properties	104,702	102,569
Net oil and gas properties	743,188	720,781

Coal and gravel properties, at cost:
Undeveloped properties	5,850,424	5,850,424
Mining and service equipment	2,333,783	2,333,783
Total coal and gravel properties	8,184,207	8,184,207
Less accumulated depletion and depreciation	7,923,719	7,923,719
Net coal and gravel properties	260,488	260,488

Other property and equipment, net of accumulated depreciation of $415,189 and $430,819, respectively	136,762	159,503

Real estate held for sale	3,135,073	3,074,857

Deferred income taxes	382,996	432,961

Other non-current assets	741,540	852,079

Total assets	$8,202,765	$8,307,774

See accompanying notes to financial statements.

	February 29,	February 28,
	2008	2007
		(Restated)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$184,113	$278,190
Accrued expenses	35,131	49,684
Current portion of asset retirement obligations	236,695	80,155
Total current liabilities	455,939	408,029

Asset retirement obligations	264,079	425,023
Total liabilities	720,018	833,052

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,694,809	16,622,265
Accumulated other comprehensive loss	(54,216)	(7,753)
Stockholders’ equity before treasury stock	17,851,997	17,825,916
Less treasury stock, at cost; 5,897,561 shares and 5,894,886 shares, respectively	10,369,250	10,351,194
Total stockholders’ equity	7,482,747	7,474,722

Total liabilities and stockholders’ equity	$8,202,765	$8,307,774

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

	For Year Ended February 28(9),
	2008	2007
Oil and gas revenues	$1,631,388	$1,357,089

Operating expenses:
Oil and gas:
Depletion, depreciation and accretion	32,500	70,073
Lease operating	994,896	960,358
Total oil and gas	1,027,396	1,030,431

Coal and gravel	39,469	83,055
Real estate development	103,267	254,596
General and administrative	483,841	541,267
Total operating expenses	1,653,973	1,909,349

Loss from operations	(22,585)	(552,260)

Other income:
Interest and dividend income	150,419	162,484
Gains on sale of property	18,517	95,778
Other income (expense)	10,550	(5,047)
	179,486	253,215

Income (loss) before income taxes	156,901	(299,045)

Income tax expense (benefit)	84,357	(127,887)

Net income (loss)	$72,544	$(171,158)

Basic and diluted income (loss) per common share:

Net income (loss)	$0.02	$(0.04)

Weighted average shares outstanding	4,261,718	4,266,395

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended February 28(9), 2008 and 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Comprehensive Income (Loss)

Balance at March 1, 2006 (Restated)	$406,312	$805,092	$16,793,423	$—	$(10,297,319)	$7,707,508

Purchases of treasury stock	—	—	—	—	(53,875)	(53,875)

Net loss (Restated)	—	—	(171,158)	—	—	(171,158)	$(171,158)

Change in unrealized loss on investment securities, net of income taxes	—	—	—	(7,753)	—	(7,753)	(7,753)

Comprehensive loss for year (Restated)							$(178,911)

Balance at February 28, 2007 (Restated)	406,312	805,092	16,622,265	(7,753)	(10,351,194)	7,474,722

Purchases of treasury stock	—	—	—	—	(18,056)	(18,056)

Net income	—	—	72,544	—	—	72,544	$72,544

Change in unrealized loss on investment securities, net of income taxes	—	—	—	(46,463)	—	(46,463)	(46,463)

Comprehensive income for year							$26,081

Balance at February 29, 2008	$406,312	$805,092	$16,694,809	$(54,216)	$(10,369,250)	$7,482,747

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended February 28(9),
	2008	2007
Operating Activities
Net income (loss)	$72,544	$(171,158)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	64,471	77,285
Accretion of discount on asset retirement obligations	20,104	19,239
Change in estimate of asset retirement obligation	(29,317)	—
Gain on sales of coal and gravel property	(500)	(24,350)
Gain on sales of other property and equipment	(18,017)	(25,000)
Gain on sales of real estate held for sale	—	(46,428)
(Gain) loss on investment in limited partnership	(10,551)	5,518
Deferred income taxes	77,895	(146,391)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,769)	(71,816)
Prepaid expenses and other	1,592	4,158
Accounts payable and accrued expenses	(108,630)	174,926
Asset retirement obligations	—	(571,772)
Net cash provided by (used in) operating activities	67,822	(775,789)

Investing Activities
Additions to investment securities	(50,506)	(108,891)
Additions to oil and gas properties	(59,316)	(47,688)
Additions to other property and equipment	—	(68,860)
Additions to real estate held for sale	(60,216)	—
Proceeds from sales of coal and gravel property and equipment	500	24,350
Proceeds from sales of other property and equipment	18,000	25,000
Proceeds from sales of real estate held for sale	—	49,219
Net cash used in investing activities	(151,538)	(126,870)

Financing Activity
Purchases of treasury stock	(18,056)	(53,875)

Net decrease in cash and cash equivalents	(101,772)	(956,534)
Cash and cash equivalents at beginning of year	2,410,827	3,367,361

Cash and cash equivalents at end of year	$2,309,055	$2,410,827

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$18,590	$—

Supplemental Disclosure of Non-Cash Information
Change in unrealized loss on investment securities, net of income taxes	$(46,463)	$(7,753)

Additions to asset retirement obligation	$4,809	$—

    See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

February 28(9), 2008 and 2007

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

The Company did not have any securities classified as held to maturity or trading as of February 28(9), 2008 and 2007.

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  No impairment charges were recorded during 2008 or 2007.

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

Real Estate Held for Sale

Real estate held for sale is carried at cost, which does not exceed net realizable value. Real estate development and construction costs directly identifiable with such property are capitalized.  The cost of the property remains as a non-current asset since the Company may proceed with the development if it is unable to complete a sales transaction.

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

Under SFAS No. 144, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis.  On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows.  During 2008 and 2007, the Company recorded no impairment losses related to its proved oil and gas properties.  If estimated future cash flows are not achieved with respect to certain fields, write-downs may be required.

Investment in Partnership

The Company uses the equity method of accounting for its investment in a partnership.  The investment in partnership of approximately $46,000 and $36,000 at February 28(9), 2008 and 2007, respectively, are included in other non-current assets in the accompanying balance sheets.  The Company recognized gains (losses) pertaining to its interest in the partnership of approximately $11,000 gain and $6,000 loss during 2008 and 2007, respectively, which are included in other income in the accompanying statements of operations.

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

Revenue Recognition

The Company utilized the accrual method of accounting for natural gas and crude oil revenues, whereby revenues are recognized based on the Company’s net revenue interest in the wells.  Crude oil inventories are immaterial and are not recorded.  Gas imbalances are accounted for using the sales method.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers.  However, the Company has no history of significant gas imbalances.

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

Impact of Recently Issued Accounting Standards

On July 13, 2006, the FASB released FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109”.  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  Management has reviewed FIN 48 and determined the adoption of FIN 48 will not materially affect the Company’s operating results, financial position, or future cash flows.  The Company adopted FIN 48 effective January 1, 2007.

SFAS No. 157,”Fair Value Measurements”, (“SFAS No. 157”) was issued by the FASB in September 2006.  SFAS No. 157 defines fair values, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurement.  No new requirements are included in SFAS No. 157, but application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”).  SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact of SFAS No. 159 on its results of operations and financial position.

Reclassification

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

C.   Restatement

The accompanying balance sheet at February 28, 2007 and the statements of operations and stockholders’ equity for the year then ended have been restated to reflect prior years depletion of the Company’s asset retirement obligation in the amount of $113,405 and unproved oil and gas properties have been written-off in the amount of $140,563.  Also, the accompanying balance sheet at February 28, 2007 and the statements of operations and stockholders’ equity for the year then ended have been restated to properly reflect the deferred taxes in accordance with SFAS 109, Accounting for Income Taxes.  The effects of the restatement are summarized as follows:

Balance Sheet as of February 28, 2007:

	As Previously Reported	Adjustment	Restated Balance
Oil and gas properties, at cost using the successful efforts method of accounting:
Accumulated depletion and depreciation	$(6,275,612)	$(113,405)	$(6,389,017)
Proved developed properties, net	731,617	(113,405)	618,212
Unproved properties	243,132	(140,563)	102,569
Net oil and gas properties	974,749	(253,968)	720,781
Deferred income taxes	139,582	293,379	432,961
Total assets	8,268,363	39,411	8,307,774
Retained earnings	16,582,854	39,411	16,622,265
Stockholders’ equity before treasury stock	17,786,505	39,411	17,825,916
Total stockholders’ equity	7,435,311	39,411	7,474,722
Total liabilities and stockholders’ equity	8,268,363	39,411	8,307,774

Statements of Operations and Stockholders’ Equity – Year Ended February 28, 2007:

	As Previously Reported	Adjustment	Restated Balance
Oil and gas operating expenses:
Depletion, depreciation and accretion	$33,474	$36,599	$70,073
Lease operating	979,597	(19,239)	960,358
Total oil and gas operating expense	1,013,071	17,360	1,030,431
Total operating expenses	1,891,989	17,360	1,909,349
Loss from operations	(534,900)	(17,360)	(552,260)
Income (loss) before income taxes	(281,685)	(17,360)	(299,045)
Income tax expense (benefit)	(107,005)	(20,882)	(127,887)
Net income (loss)	(174,680)	3,522	(171,158)
Retained earnings at March 1, 2006	16,757,534	35,889	16,793,423
Comprehensive (loss) for year ended February 28, 2007	(182,433)	3,522	(178,911)

D.  Investment Securities

The amortized cost and fair value of the Company’s investment securities available for sale, as of February 29, 2008 was approximately $159,000 and $77,000, respectively.  The amortized cost and fair value of the Company’s investment securities available for sale, as of February 28, 2007 was approximately $109,000 and $101,000, respectively.

E.   Asset Retirement Obligations

Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties as well as the reclamation of the property surrounding the Company’s previous coal mining operations.  The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $288,000.

The liability has been accreted to its present value as of the end of each year.  The Company evaluated 83 wells, and has determined a range of abandonment dates between February 2008 and March 2058.

The following represents a reconciliation of the asset retirement obligations for the years ended February 28(9), 2008 and 2007:

	2008	2007
Asset retirement obligations at beginning of year	$505,178	$1,057,711
Revision to estimate	(29,317)	—
Additions to asset retirement obligation	4,809	—
Liabilities settled during the year	—	(571,772)
Accretion of discount	20,104	19,239
Asset retirement obligations at end of year	$500,774	$505,178

F.     Income Taxes

The Company’s income tax expense (benefit) attributable to income (loss) from continuing operations consists of the following:

	Current	Deferred	Total
Year ended February 29, 2008:
U.S. Federal	$—	$51,150	$51,150
State and local	6,462	26,745	33,207
Income tax expense	$6,462	$77,895	$84,357

Year ended February 28, 2007:
U.S. Federal	$—	$(110,844)	$(110,844)
State and local	18,504	(35,547)	(17,043)
Income tax expense (benefit)	$18,504	$(146,391)	$(127,887)

Income tax expense (benefit) for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax income (loss), as a result of the following:

	2008	2007
Computed “expected” tax expense (benefit)	$53,346	$(101,675)
State and local income taxes, net of federal income tax benefit	4,266	(17,043)
Change in state tax rate	26,745	—
Other, primarily revision of prior year provision estimate	—	(9,169)
Income tax expense (benefit)	$84,357	$(127,887)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at February 28(9), 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$285,695	$320,162
Alternative minimum tax credit carryforward	98,033	133,580
Fixed assets	23,712	35,317
Marketable securities	27,929	2,866
Asset retirement obligations	170,263	186,764
Total deferred tax assets	605,632	678,689

Deferred tax liabilities:
Oil, gas and coal properties and other property and equipment, principally due to depletion and depreciation	(222,636)	(245,728)
Net deferred tax asset	$382,996	$432,961

	2008	2007
Included in the balance sheet as:
Deferred income taxes, current	$—	$—
Deferred income taxes, non-current	382,996	432,961
Net deferred tax asset	$382,996	$432,961

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded.

At February 29, 2008, the Company has an alternative minimum tax credit carryforward of approximately $98,000, which has no expiration date and is available to reduce the Company’s future taxable income.  Additionally, at February 29, 2008, the Company has a net operating loss carryforward for federal taxes of approximately $736,000 and a Texas net operating loss carryforward of approximately $36,000.  The net operating loss carryforward for federal taxes will expire in fiscal 2027 and is available to offset the Company’s future taxable income.

G. Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Company is engaged in oil and gas, coal and gravel activities and real estate development.  The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment for the years ended February 28(9), 2008 and 2007:

	2008	2007
Business segment revenue:
Oil and gas	$1,631,388	$1,357,089

Business segment profit (loss):
Oil and gas	$603,992	$326,658
Coal and gravel	(39,469)	(83,055)
Real estate development	(103,267)	(254,596)
General corporate	(483,841)	(541,267)
Loss from operations	(22,585)	(552,260)
Other income	179,486	253,215
Income (loss) before income taxes	$156,901	$(299,045)

Depreciation, depletion and amortization:
Oil and gas	$32,500	$70,073
Coal and gravel	—	—
Real estate development	—	—
General corporate	22,758	26,451
Total depreciation, depletion and amortization	$55,258	$96,524

	2008	2007
Capital expenditures:
Oil and gas	$59,316	$47,688
Real estate development	60,216	—
General corporate	—	68,860
Total capital expenditures	$119,532	$116,548

Assets:
Oil and gas	$3,836,317	$3,977,213
Coal and gravel	260,488	260,488
Real estate development	3,135,073	3,074,857
General corporate	970,887	995,216
Total assets	$8,202,765	$8,307,774

H.   Related Party Transactions

In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and related parties also own interests.

I. Commitment and Contingency

As of February 28(9), 2008 and 2007, the Company has pledged interest-bearing cash deposits of $695,436 ($816,526 reduced by $121,090) and $816,526, respectively, to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation based on future operations with respect to coal and gravel properties.  These pledged cash deposits are included in other non-current assets in the accompanying balance sheets.

J.   Risk Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and investments.  Cash equivalents of approximately $2,309,000 and $2,411,000 at February 28(9), 2008 and 2007, respectively, consisted of interest-bearing cash deposits.  The Company maintains deposits primarily in two financial institutions, which at times may exceed amounts covered by insurance provided by the Securities Investor Protection Corporation and the U.S. Federal Deposit Insurance Corporation, $500,000 for securities and $100,000 for cash balances.  At February 28(9), 2008 and 2007 the Company had approximately $272,000 and $363,000 of uninsured deposits, respectively.  The Company has not experienced any losses with respect to uninsured balances.

Oil sales to two customers, which accounted for more than 10% of the Company’s total oil sales, approximated $904,000 (64.5%) and $355,000 (25.3%) for the year ended February 28, 2007.  Two customers accounted for approximately $787,000 (68.7%) and $272,000 (23.7%) of the Company’s total oil sales for the year ended February 29, 2008.  Gas sales to three customers approximated $107,000 (61.6%), $28,000 (15.8%), and $19,000 (11.2%) of the Company’s total gas sales for the year ended February 28, 2009.  Three customers accounted for approximately $97,000 (56.9%), $32,000 (18.6%), and $23,000 (13.6%) of the Company’s gas sales for the year ended February 29, 2008.  Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $791,000 and $545,000 in 2008 and 2007, respectively.

K.   Quarterly Operating Results (Unaudited)

Quarterly results of operations for 2008 and 2007 were as follows:

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenues	$336,953	$346,553	$481,464	$466,418	$1,631,388

Income (loss) from operations	(86,769)	(93,125)	71,539	85,770	(22,585)

Net income (loss)	$(19,868)	$(33,073)	$86,509	$38,976	$72,544

Basic and diluted income (loss) per common share	$(0.00)	$(0.01)	$0.02	$0.01	$0.02

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenues	$347,317	$399,174	$307,934	$302,664	$1,357,089

Loss from operations (restated)	(125,795)	(103,511)	(122,848)	(200,106)	(552,260)

Net loss (restated)	$(50,387)	$(8,337)	$(25,500)	$(86,934)	$(171,158)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.02)	$(0.04)

OAKRIDGE ENERGY, INC,

L.  SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 28(9), 2008 and 2007, as follows:

	2008	2007
Acquisition of proved properties	$57,183	$26,292
Acquisition of unproved properties	$2,133	$21,396
Exploration costs	$—	$—

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the years ended February 28(9), 2008 and 2007:

	2008	2007
Revenues	$1,631,388	$1,357,089
Production costs	(994,896)	(960,358)
Depletion, depreciation, and valuation Provisions	(32,500)	(70,073)
Exploration costs	—	—
	603,992	326,658
Income tax expense	(205,357)	(111,064)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$398,635	$215,594

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

	Oil (Bbls.)	Gas (MCF)
Proved developed and undeveloped reserves:
Balance at March 1, 2006	656,148	180,046
Revisions of previous estimates	16,681	34,400
Production	(18,741)	(21,092)
Balance at February 28, 2007	654,088	193,354
Revisions of previous estimates	38,900	61,487
Production	(17,293)	(20,843)
Balance at February 29, 2008	675,695	233,998

Proved developed reserves:
February 28, 2006	183,007	180,046
February 28, 2007	144,447	193,354
February 29, 2008	210,810	233,998

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

Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves.  Future price changes were considered only to the extent provided by contractual arrangements in existence at year end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves.  The standardized measure of discounted future cash flows at February 28(9), 2008 and 2007, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2008	2007
Future cash inflows	$62,755,404	$36,682,533
Future production and development costs	(16,179,666)	(9,500,025)
Future income tax expenses	(7,492,192)	(4,013,740)
Future net cash flows	39,083,546	23,168,768
10% annual discount for estimated timing of cash flows	(12,773,406)	(6,843,008)
Standardized measure of discounted future net cash flows	$26,310,140	$16,325,760

Beginning of year	$16,325,760	$18,497,380
Sales of oil and gas, net of production costs	(636,492)	(377,492)
Extensions, discoveries, and improved recoveries, less related costs	—	341,415
Accretion of discount	1,632,576	1,849,738
Net change in sales and transfer prices, net of production costs	10,159,660	(2,138,320)
Changes in estimated future development costs	—	—
Net change in income taxes	(3,479,900)	802,848
Changes in production rates (timing and other)	369,393	(3,169,664)
Revisions of previous quantities	1,939,143	519,855
End of year	$26,310,140	$16,325,760

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company did not change its independent registered public accounting firm or have any disagreements with them on accounting and financial disclosure issues in the fiscal year ended February 29, 2008.

ITEM 8A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, namely our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based upon that evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report because of certain deficiencies involving internal controls over financial reporting that constituted material weaknesses as discussed below.  The material weaknesses identified resulted in the restatement of previously reported financial statements for the period ended February 28, 2007 (see Item C in the Notes to the Financial Statements).

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, namely our Chief Executive and Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are:

1.               The Company does not have the required technical expertise to properly calculate complex oil and gas required disclosures for FAS 109 income taxes.  As a result, during the audit of the Company’s February 29, 2008 financial statements, the Company’s independent registered public accounting firm proposed the restatement of items related to deferred income taxes for the fiscal years ended February 28, 2007 and February 28, 2006.

2.               The Company’s control process for calculating the Company’s asset retirement obligation under SFAS No. 143 failed to detect that the Company was not depleting the related asset.  As a result, during the audit of the Company’s February 29, 2008 financial statements, the Company’s independent registered public accounting firm proposed the restatement of accumulated depletion and depreciation for oil and gas properties for the fiscal years ended February 28, 2007 and February 28, 2006.

As a result of limited time since the discovery of the material weakness related to FAS 109 calculations and disclosures, we have not implemented a control to prevent the reoccurrence.  We have documented the control process and added an employee checklist for calculating the Company’s asset retirement obligation under SFAS No. 143 and the related depletion.  At any time, if it appears that a control can be implemented to mitigate such material weaknesses, the Company expects to implement the control. This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 8B.                                            OTHER INFORMATION.

None.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table provides certain information pertaining to the Company’s directors and executive officers:

Name and Age	Business Experience and Current Positions With Company	Year First Became Director

Sandra Pautsky — 66	Chairperson of the Board of Directors of the Company since July 1998, President and Chief Executive Officer since June 1998 and Secretary-Treasurer since May 1992	1986
Danny Croker — 58	Member of the Board of Directors, Vice President and Assistant Secretary - Treasurer of the Company since May 1992 and owner of Exlco, Inc., oil and gas operations	1992
Randy Camp — 55	Member of the Board of Directors, partner in the firm of Moore, Camp, Phillips & Co., L.L.P. (or its predecessor firms), Certified Public Accountants, Wichita Falls, Texas for more than the past five years	1992

Mr. Croker is Ms. Pautsky’s stepbrother.  There are no other family relationships among any of the directors or executive officers of the Company.  Ms. Pautsky may be considered to be the controlling  stockholder of the Company by virtue of her beneficial ownership of approximately 55.88% of the Company’s outstanding common stock and her positions with the Company.  See “Item 11.-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  Each of the directors and executive officers holds office from the date of his or her election for a period of one year or until his or her successor has been elected.  None of the directors or executive officers is involved in any legal proceedings in which he or she is a party adverse or has a material interest adverse to the Company.  None of the directors or executive officers has been involved in any legal proceedings which are material to an evaluation of his or her ability or integrity.

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

Based solely on the Company’s review of copies of forms it received and on written representations from the foregoing persons, the Company believes that during the fiscal year ended February 29, 2008 all filing requirements under Section 16(a) of the Exchange Act were met on a timely basis by such persons.

Audit Committee

The Company does not have a separately-designated standing audit committee.  Instead, the entire Board of Directors acts as the audit committee for the Company.

Audit Committee Financial Expert

Although the Company does not have a separately-designated audit committee, a member of the Company’s Board of Directors, Mr. Camp, meets the requirements to be considered an audit committee financial expert and is independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. listing standards.

Nomination Procedures

The Company has not made any changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure to security holders in response to the requirements of Item 7 of Schedule 14A of the Exchange Act.

Code of Ethics

Pursuant to the requirements of Item 406 of Regulation S-B, the Company’s “Code of Ethical Conduct for Senior Officers,” which is currently in effect, is filed as Exhibit 14 to this report.

ITEM 10.                                              EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation for services in all capacities to the Company for each of the last three fiscal years of the Company’s Chief Executive Officer.  No other executive officer of the Company received total annual salary and bonus exceeding $100,000 in any of such years.

	Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)	Total

Sandra Pautsky	2008	$125,000	$10,417	$163	$135,580
President and	2007	101,667	10,417	174	$112,258
Chief Executive Officer	2006	85,000	7,083	204	$92,287

(1)           All other compensation consisted of Company paid life insurance premiums.

The Company does not have employment agreements with any of its executive officers, has no material bonus, profit-sharing or stock option plans or pension or retirement benefits.  The Company has a group health insurance plan which it makes available to all employees of the Company and their family members on a non-discriminatory basis.  Pursuant to such plan, $25,000 in life insurance benefits are provided for all employees of the Company, with the exception of Ms. Pautsky who would receive a benefit of $18,750 as benefits decrease as certain age levels are reached.

Executive officers of the Company who are also directors do not receive any fee or remuneration for services as members of the Board of Directors.  Mr. Camp, the only director who is not an employee of the Company, received an annual fee of $3,000 for serving as a director in the fiscal year ended February 29, 2008.

The following table sets forth information concerning compensation of our director who is not also an executive officer for fiscal 2008:

Director Compensation Table as of February 29, 2008

Name	Fees Earned or Paid in Cash	Total
Randy Camp	$3,000	$3,000

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the beneficial ownership of the Company’s common stock as of May 8, 2008 by:  (i) each person known by the management of the Company to own more than 5% of the Company’s outstanding common stock; (ii) each executive officer and director; and (iii) the executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount Beneficially Owned		Percent of Class
Sandra Pautsky	2,380,912	(1)	55.88%
4613 Jacksboro Highway
Wichita Falls, Texas 76302

Flem Noel Pautsky, Jr. Trust	908,247		21.31
4613 Jacksboro Highway
Wichita Falls, Texas 76302

West Coast Asset Management	648,614		15.22
2151 Alessandro Drive
Ventura, CA 93001

Noel Pautsky Trust	536,062		12.58
4613 Jacksboro Highway
Wichita Falls, Texas 76302

Danny Croker	—		—
4613 Jacksboro Highway
Wichita Falls, Texas 76302

Randy Camp	100		*
1400 Eleventh St.
Wichita Falls, Texas 76301

Executive officers and directors as a group (two persons)	2,381,012	(2)	55.88%

*	Represents less than 1% of outstanding common stock.

(1)

Includes: (i) 681,635 shares owned directly by Ms. Pautsky; (ii) 536,062 owned by the Noel Pautsky Trust of which Ms. Pautsky is the Trustee and one of four beneficiaries; (iii) 140,464 shares owned by the Noel Pautsky Marital Trust, of which Ms. Pautsky is the Trustee; (iv) 908,247 shares owned by the Flem Noel Pautsky, Jr. Trust, of which Ms. Pautsky is the Trustee and, (v) 114,504 shares owned by the Jimmy Pautsky Trust, of which Ms. Pautsky is the Trustee. Ms. Pautsky disclaims any beneficial ownership of the shares owned by the Noel Pautsky Trust in excess of 125,000 shares. Ms. Pautsky also disclaims any beneficial ownership of the shares owned by the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Marital Trust and the Jimmy Pautsky Trust.

(2)	Includes all shares beneficially owned by Ms. Pautsky and Mr. Camp.

The Company does not have any securities authorized for issuance under equity compensation plans.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Ms. Pautsky is an executive officer, director and beneficial owner of in excess of 5% of the Company’s outstanding common stock.  In addition, the Flem Noel Pautsky, Jr. Trust and the Noel Pautsky Trust are the beneficial owners of in excess of 5% of the Company’s outstanding common stock.

Ms. Pautsky is the trustee of the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Trust, the Noel Pautsky Marital Trust and the Jimmy Pautsky Trust.  Ms. Pautsky and the Flem Noel Pautsky, Jr. Trust each own undivided working interests in certain of the oil and gas leases in the North Texas area in which the Company also owns an undivided working interest and of which the Company serves as the operator.  In accordance with standard operating procedures, the Company submits joint interest billings to such related parties and the other unaffiliated working interest owners in the properties which the Company operates on a monthly basis for their respective pro-rata shares of the costs incurred on the properties and the Company’s fee for serving as operator for the preceding month.  In addition, Exlco, Inc. (“Exlco”), 100% of whose outstanding stock is owned by Mr. Croker, an executive officer and director, is allocated and bears a portion of the Company’s office rent and supplies.  Ms. Pautsky, the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Marital Trust, the Jimmy Pautsky Trust and Shawn Price (Ms. Pautsky’s son) are allocated and bear a portion of the Company’s accounting expense.

At February 28, 2006, Ms. Pautsky, the Flem Noel Pautsky, Jr. Trust, and Exlco had accounts payable to the Company, representing their then unpaid joint interest and other billings, aggregating $2,385. During the two fiscal years ended February 29, 2008, the Company submitted monthly joint interest and other billings to such three parties, the Noel Pautsky Estate and the three new entities listed above (the Noel Pautsky Marital Trust, the Jimmy Pautsky Trust and Shawn Price) totaling $58,426, and such parties paid the Company an aggregate of $58,863 with respect to such joint interest and other billings, leaving a balance of $1,948 owed to the Company at February 29, 2008.

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

10

Contract to Buy and Sell Real Estate and Counterproposal related thereto, dated as of October 18, 2006, by and among First City Realty Development Corp. and Oakridge Energy, Inc. (Exhibit 2.1 to Oakridge Energy, Inc.’s Form 8-K dated October 18, 2006 and incorporated herein by reference).

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

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The independent registered public accounting firm of Whitley Penn LLP (“Whitley Penn”) audited the financial statements of the Company for the fiscal year ended February 29, 2008.  Whitley Penn has audited the Company’s financial statements for each of the nine fiscal years ended February 29, 2008.

Audit Fees

Fees paid to Whitley Penn for the fiscal year 2007 and 2008 audits of the Company’s financial statements and the reviews of quarterly reports on Form 10-QSB during such years were $47,827 and $51,347, respectively.

Audit-Related Fees

The Company did not incur any audit-related fees from Whitley Penn during the fiscal year ended February 28(9), 2007 or 2008.

Tax Fees

Fees paid to Whitley Penn by the Company for preparation of the Company’s federal income tax return for the fiscal year ended February 28, 2007 and fiscal year ended February 29, 2008 were $11,685 and $11,950, respectively.

All Other Fees

Fees paid to Whitley Penn by the Company for consulting services related to its Durango Property for the fiscal year ended February 28, 2007 and fiscal year ended February 29, 2008 were $5,200 and $2,724 respectively.

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

DATE: June 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Sandra Pautsky	By:	/s/ Danny Croker
	Sandra Pautsky, President,		Danny Croker, Director, Vice President and
	Chief Executive Officer and Director		Assistant Secretary Treasurer

DATE: June 13, 2008	DATE: June 13, 2008

By:	/s/ Randy Camp
Randy Camp, Director

DATE: June 13, 2008

EXHIBITS.

Exhibit No.	Document Description
3(i)(a)	Articles of Incorporation of the Company dated May 9, 1969 filed as Exhibit A(1) to the Company’s Form 10 and incorporated herein by reference.

3(i)(b)	Amendment to Articles of Incorporation of the Company dated October 22, 1982 filed as Exhibit 3.(I)(B) Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

3(ii)	By-Laws of the Company dated May 23, 1975 filed as Exhibit A(4) to Form 10 and incorporated herein by reference.

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