Form 10-Q
period 2008-05-31
OAKRIDGE ENERGY INC
filed 2008-07-15
CIK 216748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File Number: 0-8532

OAKRIDGE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0287176
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4613 Jacksboro Highway
Wichita Falls, Texas	76302
(Address of principal executive offices)	(Zip Code)

(940) 322-4772

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐ No    ☒.

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 15, 2008: Common Stock, $.04 par value, 4,260,242 shares

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	May 31,	February 29,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,786,225	$2,309,055
Trade accounts receivable	298,781	277,722
Investment securities available for sale	138,754	77,252
Prepaid expenses and other	14,345	138,689
Total current assets	3,238,105	2,802,718

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $6,440,541 and $6,430,729, respectively	711,980	743,188

Coal and gravel properties, at cost, net of accumulated depreciation of $5,589,936 and $7,923,719, respectively	260,488	260,488

Other property and equipment, net of accumulated depreciation of $419,347 and $415,189, respectively	132,604	136,762

Real estate held for sale	3,168,107	3,135,073

Deferred income taxes	360,255	382,996

Other non-current assets	411,631	741,540

Total assets	$8,283,170	$8,202,765

See accompanying notes to financial statements.

	May 31,	February 29,
	2008	2008
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$195,063	$184,113
Accrued expenses	55,637	35,131
Current portion of asset retirement obligations	239,365	236,695
Total current liabilities	490,065	455,939

Asset retirement obligations	267,066	264,079
Total liabilities	757,131	720,018

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,726,122	16,694,809
Accumulated other comprehensive loss	(42,237)	(54,216)
Stockholders’ equity before treasury stock	17,895,289	17,851,997
Less treasury stock, at cost; 5,897,561 shares	10,369,250	10,369,250
Total stockholders’ equity	7,526,039	7,482,747

Total liabilities and stockholders’ equity	$8,283,170	$8,202,765

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended May 31,
	2008	2007
		(Restated)
Oil and gas	$509,693	$336,953

Operating expenses:
Oil and gas	317,222	275,450
Coal and gravel	6,127	8,797
Real estate development	20,341	23,135
General and administrative	163,990	122,010
Total operating expenses	507,680	429,392

Income (loss) from operations	2,013	(92,439)

Interest and other, net	47,667	55,505

Income (loss) before income taxes	49,680	(36,934)

Income tax expense (benefit)	18,367	(13,462)

Net income (loss)	$31,313	$(23,472)

Basic and diluted income (loss) per common share:

Net income (loss)	$0.01	$(0.01)

Weighted average common shares outstanding	4,260,242	4,262,917

Comprehensive income (loss) for the three months ended May 31, 2008 and 2007 was $43,292 and ($36,033) (Restated), respectively.  Included in comprehensive income (loss) is the change in available for sale securities, net of tax.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended May 31,
	2008	2007
		(Restated)
Operating Activities
Net income (loss)	$31,313	$(23,472)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	13,970	19,911
Accretion of discount on asset retirement obligations	5,657	9,836
Deferred income taxes	16,571	(22,919)
Release of reclamation bond liability	435,999	—
Abandoned leasehold	25,073	—
Gain on sales of coal and gravel properties	(20,000)	—
Gain on sales of property and equipment	—	(18,016)
Changes in operating assets and liabilities:
Trade accounts receivable	(21,059)	94,937
Prepaid expenses and other	3,254	3,159
Accounts payable	10,950	(89,638)
Accrued expenses	20,506	8,919
Net cash provided by (used in) operating activities	522,234	(17,283)

Investing Activities
Additions to investment securities available for sale	(43,353)	—
Additions to oil and gas properties	(3,677)	(44,563)
Additions to real estate held for sale	(33,034)	—
Proceeds from sales of coal and gravel properties	20,000	—
Proceeds from sales of other property and equipment	—	18,000
Proceeds from sales of other non-current assets	15,000	—
Net cash used in investing activities	(45,064)	(26,563)

Net increase (decrease) in cash and cash equivalents	477,170	(43,846)
Cash and cash equivalents at beginning of quarter	2,309,055	2,410,827

Cash and cash equivalents at end of quarter	$2,786,225	$2,366,981

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$6,462	$18,590

Supplemental Disclosure of Non-Cash Information
Change in unrealized income (loss) on investment securities, net of income taxes	$11,979	$(12,561)

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

Notes to Financial Statements

(Unaudited)

A.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-K for the three month periods ended May 31, 2008 and 2007 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended February 29, 2008 included in Oakridge Energy, Inc.’s (“the Company’s”) Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2008.  Operating results for the three months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 29, 2008.

B.   Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company adopted the standard for those assets and liabilities as of March 1, 2008. The impact of adoption was not significant. Accordingly, the financial assets and liabilities as reported in the Company’s financial statements approximate their respective fair value.

In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 was effective beginning in fiscal year 2008. The adoption of SFAS 159 had no impact on the Company’s financial statements.

C.   Restatement of Financial Statements

The Company has restated certain amounts reported for the three months ended May 31, 2007.  The restatements were to roll forward the effects of restatements made to the Company’s February 28, 2007 financial statements disclosed in the Company’s financial statements in the Company’s annual report filed on Form 10-KSB.  In the opinion of management, the Company does not believe these changes are material in the aggregate.

The following is a summary of the impact of the restatements on the Company’s accompanying statement of operations as of May 31, 2007:

	Amounts as Originally Reported	Restated Amount	Amounts as Revised
Operating expense:
Oil and gas	$269,780	$5,670	$275,450
Total operating expenses	423,722	5,670	429,392
Income (loss) from operations	(86,769)	(5,670)	(92,439)
Income (loss) before taxes	(31,264)	(5,670)	(36,934)
Income tax expense (benefit)	(11,396)	(2,066)	(13,462)
Net income (loss)	(19,868)	(3,604)	(23,472)

Net income (loss) per common share:
Net income (loss)	(0.00)	(0.01)	(0.01)

The following is a summary of the impact of the restatements on the Company’s accompanying statement of cash flows as of May 31, 2007:

	Amounts as Originally Reported	Restated Amount	Amounts as Revised
Operating Activities:
Net income (loss)	$(19,868)	$(3,604)	$(23,472)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	14,241	5,670	19,911
Deferred income taxes	(20,853)	(2,066)	(22,919)

D.   Segment Information

Information regarding operations and assets by segment is as follows:

	For the three months ended May 31,
	2008	2007
Business segment revenue:
Oil and gas	$509,693	$336,953

Business segment profit (loss):
Oil and gas	$192,471	$61,503
Coal and gravel	(6,127)	(8,797)
Real estate development	(20,341)	(23,135)
General corporate	(163,990)	(122,010)
Income (loss) from operations	2,013	(92,439)
Interest income and other, net	47,667	55,505
Income (loss) before income taxes	$49,680	$(36,934)

	As of May 31, 2008	As of February 29, 2008
Total assets:
Oil and gas	$4,082,689	$3,682,668
Coal and gravel	260,488	260,488
Real estate held for sale	3,168,107	3,135,073
General corporate	771,886	1,124,536

	$8,283,170	$8,202,765

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations

The Company had net income of $31,313 ($0.01 per share) for the three months ended May 31, 2008 (the “2008 period”) compared to net loss of $23,472 ($0.01 per share) for the three months ended May 31, 2007 (the “2007 period”) as a result of higher oil and gas revenues for the 2008 period as compared to the 2007 period.

Oil and gas revenues for the 2008 period were $509,693, compared to $336,953 for the 2007 period, representing an increase of $172,740 (51.27%). This increase was due primarily to an increase in the Company’s average price received for oil and gas sales during the 2008 period.   The following table compares the Company’s oil and gas revenues, sales volumes and average prices received during the 2008 period with those during the 2007 period:

	Three Months Ended May 31, 2008	Three Months Ended May 31, 2007	Percentage Difference
Oil:
Revenues	$450,858	$278,946	61.63%
Volume (Bbls.)	3,959	4,653	-14.91%
Average Price (per Bbl.)	$113.87	$59.95	89.94%
Gas:
Revenues	$49,686	$44,346	12.04%
Volume (MCF)	5,655	6,632	-14.73%
Average Price (per MCF)	$8.78	$6.69	31.24%

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing table.

The Company’s principal producing oil and gas property in Madison County, Texas is in the process of being waterflooded.  Although there can be no assurance that the waterflood will be successful, wells in the central portion of the field nearby to the three injection wells are responding to the flooding procedure.  The operator is in the process of permitting two additional injection wells updip from the three existing injection wells.  If response is as projected, it may be beneficial to infill drill in the central updip area of the field.  Oil revenues from this property increased during the 2008 period, due to an increase in the Company’s average oil and gas price received from the property.  Sales volumes from this property for both oil and gas were lower during the 2008 period than the 2007 period.

Gravel is no longer being mined from the Company’s property in Durango, Colorado (the “Durango Property”) and the permitted area was reclaimed in 2005 by Four Corners Materials (“FCM”), the operator of the mine. FCM received a partial release of its reclamation warranty provided in regard to its permit, and has requested full release from the Colorado Division of Reclamation, Mining, and Safety (the “CDRMS”). The full release of the reclamation performance bond is subject to the CDRMS confirmation that environmental responses, ground cover, vegetative habitat and re-growth have stabilized. The Company reclaimed twenty-six acres of the thirty-eight disturbed acres under its Carbon Junction Coal Mine permit which covers 192 acres. On July 8, 2005, the Company submitted a Technical Revision to the CDRMS that revised the reclamation cost estimate for its Carbon Junction Mine. Approval of the revision was issued by the CDRMS on October 12, 2006. On August 25, 2006, the Company filed a Phase 1 Bond Release application with the CDRMS requesting a partial release of the Company’s financial warranty subject to reclamation requirements under its permit for its Carbon Junction Coal Mine. The effective date of CDRMS approval of the Phase 1 Bond Release Application was June 17, 2008. Approval of the Technical Revision reduced the Company’s financial warranty to $695,436. Approval of the Phase 1 Bond Release further reduced the Company’s financial warranty to $380,527, which is currently required by the Company for the reclamation of the remaining approximately twelve acres contained within the permit.  The Company is currently reclaiming the remaining acres under its permit.

The Company’s oil and gas operations expense for the 2008 period was $317,222 compared to $275,450 for the 2007 period, representing an increase of $41,772 (15.17%). The Company’s lease operating expenses increased $13,566 (6.25%) for the 2008 period as compared to the 2007 period. Expenses for oil and gas operations on all leases increased with the exception of those leases in Freestone, Panola, and Red River Counties, Texas. Abandonment of non-producing leasehold interests, increased production taxes, lease surface maintenance, well services, and tubing testing more than offset decreases in expenses in well workover expense and small tools and supplies. However, depletion and depreciation expenses decreased $4,024 (29.18%) for the 2008 period compared to the 2007 period.  Production taxes increased $7,489 (48.68%) for the 2008 period compared to the 2007 period due to higher oil and gas revenues. All other categories either decreased or were similar to the 2007 period. The Company did not incur any exploration or dry hole expenses charges during either the 2008 period or the 2007 period. The Company has restricted its oil and gas exploration activities in recent fiscal years as it has conserved its limited resources for utilization on (i) a secondary recovery waterflood project on its principal oil and gas producing property in Madison County, Texas, (ii) its proposed real estate project in Durango, Colorado and (iii) reclamation of its Carbon Junction Coal Mine in La Plata County, Colorado.

The expenses of the Company’s coal and gravel operations for the 2008 period were $6,127 compared to $8,797 for the 2007 period, representing a decrease of $2,670 (30.35%).  All categories of expense declined with the exception of testing and permitting. These expenses will continue until final reclamation of the Carbon Junction Coal Mine and full release of the financial warranty required under the mine permit is obtained from the CDRMS.

The Company incurred real estate development expense of $20,341 in the 2008 period, compared to $23,135 in the 2007 period, representing a decrease of $2,794 (12.08%).  All categories of expense decreased with the exception of advertising expense related to marketing of the Durango Property.

General and administrative expenses for the 2008 period were $163,990 compared to $122,010 for the 2007 period, representing an increase of $41,980 (34.41%).  The increase was primarily attributable to increased consulting, audit and payroll costs related to compliance with federal securities laws.

Interest and other income decreased $7,838 (14.12%) in the 2008 period as compared to the 2007 period. Interest income decreased essentially as the result of lower interest rates. Dividend income decreased; however, the decrease was offset by a gain on sale of equipment as compared to the 2007 period.  The gain on sale of equipment resulted from the sale of equipment remaining at the Company’s Carbon Junction Coal Mine site.  The equipment area of the mine site was reclaimed and remaining equipment on the site was sold or scrapped.

The Company’s weighted average shares outstanding decreased approximately 0.06% for the 2008 period compared to the 2007 period. During the fiscal year 2008, the Company purchased 1,925 shares of its stock from a related party and 750 shares from an unrelated party.

Financial Condition and Liquidity

For the 2008 period, operating activities were net providers of funds. The partial release of the Company’s financial warranty following the partial reclamation of its Carbon Junction Mine substantially increased net cash provided by operating activities. Investing activities were net users of funds essentially as a result of engineering fees related to the Durango Property and investment purchases. As a result, the Company’s cash and cash equivalents increased by approximately $477,200 for the 2008 period as compared to a decrease by approximately $43,900 for the 2007 period. At May 31, 2008, the Company had no indebtedness, and cash and cash equivalents totaled approximately $2,786,000.

The Company expects to fund its contemplated operations and any purchases of the Company’s stock it makes during the remainder of fiscal 2009 from its cash and cash equivalents and any cash flow from its operations.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of the Company’s results of operations and financial condition and liquidity is based upon the financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  In response to the “Securities and Exchange Commission” (the “Commission”) Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified certain of its accounting policies as being of particular importance to the portrayal of the Company’s results of operations and financial position, which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:

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

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other materials filed by the Company with the Commission contain forward-looking statements relating to the Company’s operations and the oil and gas industry. Such forward-looking statements are based on management’s current projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “believes,” “estimates,” “anticipates” and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed in such forward-looking statements.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the Commission. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, namely our Chief Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report because of certain deficiencies involving internal controls over financial reporting that constituted material weaknesses as discussed below. The material weaknesses identified resulted in the restatement of previously reported financial statements for the interim period ended May 31, 2007 (see Item C in the Notes to the Financial Statements).

Management’s Quarterly Report on Internal Control Over Financial Reporting.

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

Our management, namely our Chief Executive and Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are:

1. The Company does not have the required technical expertise to properly calculate complex oil and gas required disclosures for SFAS 109, Accounting for Income Taxes (“SFAS 109”). As a result, during the audit of the Company’s February 29, 2008 financial statements, the Company’s independent registered public accounting firm proposed the restatement of items related to deferred income taxes for the fiscal years ended February 28, 2007 and February 28, 2006.  The effects of this restatement on the interim period are located in Note C to the financial statements.

2. The Company’s control process for calculating the Company’s asset retirement obligation under SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) failed to detect that the Company was not depleting the related asset. As a result, during the audit of the Company’s February 29, 2008 financial statements, the Company’s independent registered public accounting firm proposed the restatement of accumulated depletion and depreciation for oil and gas properties for the fiscal years ended February 28, 2007 and February 28, 2006.  The effects of this restatement on the interim period are located in Note C to the financial statements.

As a result of limited time since the discovery of the material weakness related to SFAS 109 calculations and disclosures, we have not implemented a control to prevent the reoccurrence. We have documented the control process and added an employee checklist for calculating the Company’s asset retirement obligation under SFAS No. 143 and the related depletion. At any time, if it appears that a control can be implemented to mitigate such material weaknesses, the Company expects to implement the control. This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

ITEM 6.  EXHIBITS

(31.1)      Rule 13a-14(a)/Rule 15d-14(a) Certification of Sandra Pautsky, Principal Executive Officer of the Company, filed herewith.

(31.2)      Rule 13a-14(a)/Rule 15d-14(a) Certification of Sandra Pautsky, acting Principal Financial Officer of the Company, filed herewith.

(32)         Section 1350 Certification of Sandra Pautsky, Principal Executive Officer and acting Principal Financial Officer of the Company, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE ENERGY, INC.
(Registrant)

Date: July 15, 2008	By	/s/ Sandra Pautsky
Sandra Pautsky, President and Principal
Executive Officer and acting
Principal Financial Officer of Oakridge Energy, Inc.