Form 10-Q
period 2008-08-31
OAKRIDGE ENERGY INC
filed 2008-10-15
CIK 216748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒

As of October 14, 2008, 4,260,242 shares of the registrant’s common stock, par value $.04 per share, were outstanding.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	August 31,	February 29,
	2008	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$2,302,370	$2,309,055
Trade accounts receivable	275,902	277,722
Marketable securities available for sale	125,340	77,252
Prepaid expenses and other	11,317	138,689
Certificates of deposit	500,000	—
Total current assets	3,214,929	2,802,718

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $6,450,394 and $6,430,729, respectively	674,284	743,188

Coal and gravel properties, at cost, net of accumulated depreciaton of $5,589,936 and $7,923,719, respectively	260,488	260,488

Other property and equipment, net of accumulated depreciation of $423,504 and $415,189, respectively	128,447	136,762

Real estate held for sale	3,168,107	3,135,073

Deferred income taxes	389,678	382,996

Other non-current assets	411,631	741,540

Total assets	$8,247,564	$8,202,765

See accompanying notes to financial statements.

	August 31,	February 29,
	2008	2008
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,714	$184,113
Accrued expenses	157,006	35,131
Current portion of asset retirement obligations	242,034	236,695
Total current liabilities	501,754	455,939

Asset retirement obligations	270,051	264,079
Total liabilities	771,805	720,018

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,701,777	16,694,809
Accumulated other comprehensive loss, net of tax	(68,172)	(54,216)
Stockholders’ equity before treasury stock	17,845,009	17,851,997
Less treasury stock, at cost; 5,897,561 shares	10,369,250	10,369,250
Total stockholders’ equity	7,475,759	7,482,747

Total liabilities and stockholders’ equity	$8,247,564	$8,202,765

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
		(Restated)		(Restated)
Oil and gas revenues	$598,182	$346,553	$1,107,875	$683,506

Operating expenses:
Oil and gas	386,207	280,963	703,429	556,413
Coal and gravel	17,197	8,125	23,324	16,922
Real estate development	98,491	22,648	118,832	45,783
General and administrative	156,053	133,612	320,043	255,622
Total operating expenses	657,948	445,348	1,165,628	874,740

Loss from operations	(59,766)	(98,795)	(57,753)	(191,234)

Interest and other, net	21,141	40,387	68,808	95,892

Income (loss) before income taxes	(38,625)	(58,408)	11,055	(95,342)

Income tax expense (benefit)	(14,280)	(21,731)	4,087	(35,193)

Net income (loss)	$(24,345)	$(36,677)	$6,968	$(60,149)

Basic and diluted income (loss) per common share:
Net income (loss)	$(0.01)	$(0.01)	$0.00	$(0.01)

Weighted average common shares outstanding	4,260,242	4,262,917	4,260,242	4,262,917

Comprehensive loss for the three months ended August 31, 2008 and 2007 was $50,280 and $48,267 (restated), respectively.  Comprehensive loss for the six months ended August 31, 2008 and 2007 was $6,988 and $90,771 (restated), respectively.  Included in comprehensive loss is the change in available for sale securities, net of tax.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2008	2007
		(Restated)
Operating Activities
Net income (loss)	$6,968	$(60,149)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	27,981	39,789
Accretion of discount on asset retirement obligations	11,311	14,861
Deferred income taxes	508	(49,292)
Release of reclamation bond liability	435,999	—
Abandoned leaseholds	55,485	—
Gain on sales of coal and gravel properties	(20,000)	—
Gain on sales of property and equipment	—	(18,016)
Changes in operating assets and liabilities:
Trade accounts receivable	1,820	51,025
Prepaid expenses and other	6,282	7,541
Accounts payable	(81,399)	(53,535)
Accrued expenses	121,875	45,466
Net cash provided by (used in) operating activities	566,830	(22,310)

Investing Activities
Additions to investment securities available for sale	(69,234)	—
Additions to oil and gas properties	(6,247)	(58,427)
Additions to real estate held for sale	(33,034)	—
Purchases of certificates of deposits	(500,000)	—
Proceeds from sales of coal and gravel properties	20,000	—
Proceeds from sales of property and equipment	—	18,000
Proceeds from sales of other non-current assets	15,000	—
Net cash used in investing activities	(573,515)	(40,427)

Net decrease in cash and cash equivalents	(6,685)	(62,737)
Cash and cash equivalents at beginning of period	2,309,055	2,410,827

Cash and cash equivalents at end of period	$2,302,370	$2,348,090

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$6,634	$18,590

Supplemental Disclosure of Non-Cash Information
Change in unrealized loss on investment securities, net of tax	$(13,956)	$(30,622)

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

Notes to Financial Statements

(Unaudited)

A.            Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-K for the three and six month periods ended August 31, 2008 and 2007 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the fiscal year ended February 29, 2008 included in the Annual Report on Form 10-KSB of Oakridge Energy, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “Commission”).  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008.  Operating results for the three and six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 29, 2008.

B.            Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company adopted the standard for those assets and liabilities as of March 1, 2008. The Company’s marketable securities available for sale and certificates of deposit are included in level 1 of the fair value hierarchy contained in SFAS No. 157.  The impact of adoption was not significant. Accordingly, the financial assets and liabilities as reported in the Company’s financial statements approximate their respective fair value.

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

C.   Restatement of Financial Statements

The Company has restated certain amounts reported for the three and six months ended August 31, 2007.  The restatements were to roll forward the effects of restatements made to the Company’s February 28, 2007 financial statements disclosed in the Company’s Annual Report filed on Form 10-KSB.  In the opinion of management, the Company does not believe these changes are material in the aggregate.

The following is a summary of the impact of the restatements on the Company’s accompanying statement of operations for the three months ended August 31, 2007:

	Amounts as Originally Reported	Restated Amount	Amounts as Revised
Operating expense:
Oil and gas	$275,293	$5,670	$280,963
Total operating expenses	439,678	5,670	445,348
Loss from operations	(93,125)	(5,670)	(98,795)
Income (loss) before income taxes	(52,738)	(5,670)	(58,408)
Income tax expense (benefit)	(19,665)	(2,066)	(21,731)
Net income (loss)	(33,073)	(3,604)	(36,677)

Basic and diluted income (loss) per common share:
Net income (loss)	(0.01)	0.00	(0.01)

The following is a summary of the impact of the restatements on the Company’s accompanying statement of operations for the six months ended August 31, 2007:

	Amounts as Originally Reported	Restated Amount	Amounts as Revised
Operating expense:
Oil and gas	$545,073	$11,340	$556,413
Total operating expenses	863,400	11,340	874,740
Loss from operations	(179,894)	(11,340)	(191,234)
Income (loss) before income taxes	(84,002)	(11,340)	(95,342)
Income tax expense (benefit)	(31,061)	(4,132)	(35,193)
Net income (loss)	(52,941)	(7,208)	(60,149)

Basic and diluted income (loss) per common share:
Net income (loss)	(0.01)	0.00	(0.01)

The following is a summary of the impact of the restatements on the Company’s accompanying statement of cash flows as of August 31, 2007:

	Amounts as Originally Reported	Restated Amount	Amounts as Revised
Operating Activities:
Net income (loss)	$(52,941)	$(7,208)	$(60,149)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	28,449	11,340	39,789
Deferred income taxes	(45,160)	(4,132)	(49,292)

D.  Certificates of Deposit

Certificates of deposit have an initial maturity of greater than three months and are classified as held-to-maturity. Due to the short-term nature of the investments, there are no material unrealized gains or losses on these investments. As a result, the carrying values of these certificates of deposit approximate their fair value.

E.  Segment Information

Information regarding operations and assets by segment is as follows:

	For the Three Months Ended August 31, 2008	For the Three Months Ended August 31, 2007	For the Six Months Ended August 31, 2008	For the Six Months Ended August 31, 2007
		(Restated)		(Restated)
Business segment revenue:
Oil and gas	$598,182	$346,553	$1,107,875	$683,506

Business segment profit (loss):
Oil and gas	$211,975	$65,590	$404,446	$127,093
Coal and gravel	(17,197)	(8,125)	(23,324)	(16,922)
Real estate development	(98,491)	(22,648)	(118,832)	(45,783)
General corporate	(156,053)	(133,612)	(320,043)	(255,622)
Loss from operations	(59,766)	(98,795)	(57,753)	(191,234)
Interest income and other, net	21,141	40,387	68,808	95,892
Income (loss) before income taxes	$(38,625)	$(58,408)	$11,055	$(95,342)

	As of August 31, 2008	As of February 29, 2008
Total assets:
Oil and gas	$4,017,660	$3,682,668
Coal and gravel	260,488	260,488
Real estate held for sale	3,168,107	3,135,073
General corporate	801,309	1,124,536

	$8,247,564	$8,202,765

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008 and the Notes to Financial Statements contained in this report.

Results of Operations

The Company had a net loss of $24,345 ($0.01 per share) in the three months ended August 31, 2008 (the “three month 2008 period”) compared to a net loss of $36,677 ($0.01 per share) in the three months ended August 31, 2007 (the “three month 2007 period”). In the six months ended August 31, 2008 (the “six month 2008 period”), the Company had net income of $6,968 ($0.00 per share) compared to net loss of $60,149 ($0.01 per share) in the six months ended August 31, 2007 (the “six month 2007 period”).

Combined oil and gas revenues for the three month 2008 period were $598,182 compared to $346,553 for the three month 2007 period, representing an increase of $251,629 (72.6%). Combined oil and gas revenues for the six months ended August 31, 2008 were $1,107,875 compared to $683,506 for the six months ended August 31, 2007, representing an increase of $424,369 (62.1%). The increases in the three month 2008 period and six month 2008 period were due to a substantial rise in the Company’s average price received for oil sales during the 2008 periods, even though oil and gas sales volumes decreased during the 2008 periods as compared to the 2007 periods. The following tables compare the Company’s oil and gas revenues, sales volumes and average prices received during the 2008 periods with those during the 2007 periods:

	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007	Percentage Difference
Oil:

Revenues	$531,386	$284,103	87.04%
Volume (Bbls.)	4,143	4,159	(0.38)%
Average Price (per Bbl.)	$128.27	$68.31	87.78%

Gas:

Revenues	$55,172	$48,620	13.48%
Volume (MCF)	5,319	6,974	(23.73)%
Average Price (per MCF)	$10.37	$6.97	48.78%

	Six Months Ended August 31, 2008	Six Months Ended August 31, 2007	Percentage Difference
Oil:

Revenues	$982,244	$563,049	74.45%
Volume (Bbls.)	8,102	8,811	(8.05)%
Average Price (per Bbl.)	$121.23	$63.90	89.72%

Gas:

Revenues	$104,858	$92,966	12.79%
Volume (MCF)	10,973	13,607	(19.36)%
Average Price (per MCF)	$9.56	$6.83	39.97%

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing tables.

The Company’s principal producing oil and gas property in Madison County, Texas (the “Madison County Property”) is in the process of being waterflooded.  Oil sales volumes from the property increased approximately 314 bbls. (13.6%) in the three month 2008 period and decreased 69 bbls. (1.4%) in the six month 2008 period as compared to the 2007 period. However, revenues increased as a result of the significant rise in the average price paid per barrel of oil in the 2008 periods as compared to the 2007 periods. As a part of the waterflood process, there are currently three water injection wells and one water supply well. The three current injection wells are down-dip in the field. Barrow Shaver Resources, the operator of the property, has advised the Company that it intended to convert two additional producing wells to injection facilities up-dip and central to the field. Wells that are located nearby and up-dip to current injection wells have begun to respond to injection. If the interior injection response is as expected and up-dip infill drilling ensues and is successful, production volumes from the Madison County Property could increase. The project may require converting a total of nine producing wells to injection wells to improve production on the property; however, there can be no assurance that the procedure would be successful.

The Company received no gravel sale revenue for either of the 2008 or the 2007 periods as Four Corners Materials is no longer mining gravel from the property in Durango, Colorado (the “Durango Property”) and reclaimed its permitted area in fiscal 2005. The Company would consider leasing the property again for gravel operations but has no intention of conducting any gravel operations on the property itself.

The Company’s oil and gas operating expenses for the three month 2008 period were $386,207 compared to $280,963 for the three month 2007 period, representing an increase of $105,244 (37.5%). The Company’s oil and gas operating expenses for the six month 2008 period were $703,429 compared to $556,413 for the six month 2007 period, representing an increase of $147,016 (26.4%).  These increases were principally due to increased lease operating expenses relating to the Madison County Property leases, write offs of abandoned leasehold interests and increased production taxes.  The Company did not incur any exploration expenses or dry hole expenses during 2007 or 2008.

The Company’s coal operating expenses for the three month 2008 period were $17,197 compared to $8,125 for the three month 2007 period, representing an increase of $9,072 (111.7%). The Company’s coal operating expenses for the six month 2008 period were $23,324 compared to $16,922 for the six month 2007 period, representing an increase of $6,402 (37.8%). The Company incurred no reclamation expense in 2007 or 2008; however, testing and permitting expenses increased $11,202 and $11,422 for the three month and six month 2008 periods, respectively, as compared to the 2007 periods.  The increase in testing and permitting expenses was due to the Company’s application for renewal of its coal mining permit.  The Company must maintain its coal mining permit until the Company is released from all financial warranty related to reclamation and recovery of natural vegetation of its Carbon Junction Mine in La Plata County, Colorado. The Company continues its reclamation process, which includes requests for partial releases of its financial warranty.  The Company currently provides a $380,527 financial warranty to the Colorado Division of Reclamation Mining and Safety for reclamation liabilities. Ad valorem tax decreased in the three and six month 2008 periods in the amount of $2,131 and $3,542, respectively, as a result of acreage previously allocated to the Carbon Junction Mine being reclaimed and now allocated to real estate held for sale.

Real estate development expenses were $98,491 for the three month 2008 period as compared to $22,648 for the three month 2007 period, representing an increase of $75,843 (334.9%). With the exception of ad valorem taxes, all categories of real estate development expense decreased in the three month 2008 period as compared to the three month 2007 period.  As a result of a change in the designation of land use from agricultural to vacant land, the Durango Property experienced an increased appraisal value for ad valorem tax purposes, resulting in an increase in ad valorem taxes of $79,671 for the three month 2008 period as compared to the three month 2007 period. The Company’s real estate development expenses for the six month 2008 period were $118,832 as compared to $45,783 for the six month 2007 period, representing an increase of $73,049 (159.6%). All categories of real estate development expense for the six month 2008 period decreased as compared to the 2007 period with the exception of approximately $78,662 in increased ad valorem taxes and $1,503 in advertising expense related to the offer for sale of the Durango Property.  No advertising expense occurred in the six month 2007 period.

General and administrative expenses for the three month 2008 period were $156,053 as compared to $133,612 for the three month 2007 period, representing an increase of $22,441 (16.8%).  General and administrative expenses for the six month 2008 period were $320,043 compared to $255,622 for the six month 2007 period, representing an increase of $64,421 (25.2%).  Professional fees related to the Securities and Exchange Commission (the “Commission”) reporting, compliance requirements and letter of credit fees increased in both the three and six month 2008 periods. Charitable giving increased $4,557 and $5,048 respectively in the three and six month 2008 period as compared to comparable 2007 periods.  A delay in preparing and mailing our annual report caused shareholder reporting expenses to decrease, as no charges were reflected in the 2008 periods as compared to the 2007 periods.  These charges will be reflected in our third quarter accounting period.

Other income for the three month 2008 period was $21,141 compared to $40,387 for the three month 2007 period, representing a decrease of $19,246 (47.7%).  Other income for the six month 2008 period was $68,808 compared to $95,892 for the six month 2007 period, representing a decrease of $27,084 (28.2%).  Decreases in both the three and six month comparable periods were primarily the result of reduced interest income due to lower interest rates.

The Company did not purchase any shares of its stock during the three month or six month 2008 periods.

Financial Condition and Liquidity

Operating activities were net providers of funds for the six month 2008 period.  The partial release of the Company’s financial warranty following the partial reclamation of its Carbon Junction Mine substantially increased net cash provided by operating activities in the six month 2008 period.  The Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.  The investment of $500,000 in certificates of deposits exceeding three months resulted in the reclassification of these investments from “cash and cash equivalents” to “certificates of deposits” which had the effect of a decrease in our total cash and cash equivalents.

Investing activities were net users of cash in the six month 2008 period in the amount of $573,515, mostly due to purchases of certificates of deposits, investment securities available for sale and engineering fees related to the Durango Property.  The Company experienced a decrease of $6,685 for the six month 2008 period as compared to a decrease of $62,737 for the six month 2007 period.  The Company did not participate in any exploratory or development drilling during these periods.  As a result of the reclassification of $500,000 to other current assets, at August 31, 2008, the Company had no indebtedness and had cash and cash equivalents of $2,302,370.

The Company expects to fund its operations and any purchases of the Company’s stock during the remainder of fiscal 2009 from its cash and cash equivalents and any cash flow from its operations.

Critical Accounting Policies and Estimates

The Company did not have any changes in critical accounting policies or in significant estimates during the six months ended August 31, 2008.  Please see the Annual Report on Form 10-KSB for the year ended February 29, 2008 for a detailed discussion of critical accounting policies.

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

Among the factors that could cause actual results to differ materially are crude oil and natural gas price fluctuations, failure to achieve expected production and the timing of receipt of revenues from existing and future exploration and development projects (including, particularly, the secondary recovery project on the Madison County Property), higher than estimated oil and gas and coal reclamation costs and delays with respect to, or failure to obtain, governmental permits and approvals necessary to proceed with real estate development. In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, namely our Chief Executive and acting Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive and acting Financial Officer has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report because of certain deficiencies involving internal control over financial reporting that constituted material weaknesses as discussed below.  The material weaknesses identified below were discovered during the audit of the Company’s February 29, 2008 financial statements and resulted in the restatement of previously reported financial statements (see Item C in the Notes to the Financial Statements).

The material weaknesses are:

1. The Company does not have the required technical expertise to properly calculate complex oil and gas required disclosures for SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). As a result, the Company’s independent registered public accounting firm proposed the restatement of items related to deferred income taxes for the fiscal years ended February 28, 2007 and February 28, 2006.  As a result of limited time since the discovery of the material weakness related to SFAS No. 109 calculations and disclosures, the Company has not implemented a control to prevent the recurrence.

2. The Company’s control process for calculating the Company’s asset retirement obligation under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) failed to detect that the Company was not depleting the related asset. As a result, the Company’s independent registered public accounting firm proposed the restatement of accumulated depletion and depreciation for oil and gas properties for the fiscal years ended February 28, 2007 and February 28, 2006.  In fiscal 2009, in an effort to resolve this material weakness, the Company documented the control process and added an employee checklist concerning the Company’s asset retirement obligation under SFAS No. 143 and the related depletion.

At any time, if it appears that a control can be implemented to mitigate either of the material weaknesses discussed above, the Company expects to implement the control.

Management’s Quarterly Report on Internal Control Over Financial Reporting.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors set forth in the Annual Report on Form 10-KSB for the year ended February 29, 2008.

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

OAKRIDGE ENERGY, INC.
(Registrant)

Date: October 15, 2008	By	/s/ Sandra Pautsky
Sandra Pautsky, President and Principal
Executive Officer and acting Principal
Financial Officer of Oakridge Energy, Inc.