Form 10-Q
period 2008-11-30
OAKRIDGE ENERGY INC
filed 2009-01-14
CIK 216748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File Number: 000-8532

OAKRIDGE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0287176 (I.R.S. Employer Identification No.)
4613 Jacksboro Highway Wichita Falls, Texas (Address of principal executive offices)	76302 (Zip Code)

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

As of January 13, 2009, 4,260,242 shares of the registrant’s common stock, par value $.04 per share, were outstanding.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	November 30,	February 29,
	2008	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,630,088	$2,309,055
Trade accounts receivable	226,877	277,722
Investment securities available for sale	69,222	77,252
Prepaid expenses and other	7,654	138,689
Certificates of deposit	1,447,876	—
Total current assets	3,381,717	2,802,718

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $6,462,066 and $6,430,729, respectively	762,986	743,188

Coal and gravel properties, at cost, net of accumulated depreciaton of $5,589,936 and $7,923,719, respectively	260,488	260,488

Other property and equipment, net of accumulated depreciation of $276,179 and $415,189, respectively	122,900	136,762

Real estate held for sale	3,168,107	3,135,073

Deferred income taxes	407,719	382,996

Other non-current assets	411,631	741,540

Total assets	$8,515,548	$8,202,765

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS (continued)

	November 30,	February 29,
	2008	2008
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$293,427	$184,113
Accrued expenses	251,993	35,131
Current portion of asset retirement obligations	244,704	236,695
Total current liabilities	790,124	455,939

Asset retirement obligations	273,036	264,079
Total liabilities	1,063,160	720,018

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,634,345	16,694,809
Accumulated other comprehensive loss, net of tax	(24,111)	(54,216)
Stockholders’ equity before treasury stock	17,821,638	17,851,997
Less treasury stock, at cost; 5,897,561 shares	10,369,250	10,369,250
Total stockholders’ equity	7,452,388	7,482,747

Total liabilities and stockholders’ equity	$8,515,548	$8,202,765

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Oil and gas revenue	$359,095	$481,464	$1,466,970	$1,164,970

Operating expenses:
Oil and gas	326,225	252,371	1,029,654	808,784
Coal and gravel	15,082	8,825	38,406	25,747
Real estate development	59,974	29,622	178,806	75,405
General and administrative	148,735	124,777	468,778	380,399
Total operating expenses	550,016	415,595	1,715,644	1,290,335

Income (loss) from operations	(190,921)	65,869	(248,674)	(125,365)

Interest and other, net	83,934	36,966	152,742	132,858

Income (loss) before income taxes	(106,987)	102,835	(95,932)	7,493

Income tax expense (benefit)	(39,555)	19,930	(35,468)	(15,263)

Net income (loss)	$(67,432)	$82,905	$(60,464)	$22,756

Basic and diluted income (loss) per common share:
Net income (loss)	$(0.02)	$0.02	$(0.01)	$0.01

Weighted average common shares outstanding	4,260,242	4,260,771	4,260,242	4,262,207

Comprehensive income (loss) for the three months ended November 30, 2008 and 2007 was $(23,371) and $49,660 (restated), respectively.  Comprehensive loss for the nine months ended November 30, 2008 and 2007 was $(30,359) and $41,111 (restated), respectively.  Included in comprehensive income (loss) is the change in available for sale securities.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30,
	2008	2007
		(Restated)
Operating Activities
Net income (loss)	$(60,464)	$22,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and depreciation	43,810	62,146
Accretion of discount on asset retirement obligations	16,966	19,887
Deferred income taxes	(40,662)	(34,010)
Impairment of marketable securities available for sale	124,143	—
Release of reclamation bond liability	435,999	121,090
Abandoned leaseholds	61,858	—
Gain on sales of coal and gravel properties	(20,000)	—
Gain on sales of property and equipment	(188,611)	(18,516)
Changes in operating assets and liabilities:
Trade accounts receivable	50,845	17,919
Prepaid expenses and other	9,945	(1,193)
Accounts payable	109,314	(101,754)
Accrued expenses	216,862	43,833
Net cash provided by operating activities	760,005	132,158

Investing Activities
Additions to investment securities available for sale	(69,234)	—
Additions to oil and gas properties	(112,993)	(59,315)
Additions to real estate held for sale	(33,034)	—
Purchase of certificates of deposit	(2,948,711)	—
Proceeds from maturities of certificates of deposit	1,500,000	—
Proceeds from sales of coal and gravel properties	20,000	—
Proceeds from sales of property and equipment	190,000	18,500
Proceeds from sales of other non-current assets	15,000	—
Net cash used in investing activities	(1,438,972)	(40,815)

Financing Activity
Purchases of treasury stock	—	(18,056)

Net increase (decrease) in cash and cash equivalents	(678,967)	73,287
Cash and cash equivalents at beginning of period	2,309,055	2,410,827

Cash and cash equivalents at end of period	$1,630,088	$2,484,114

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$6,634	$18,590

Supplemental Disclosure of Non-Cash Information
Change in unrealized gain (loss) on investment securities, net of tax	$30,105	$(63,867)

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

Notes to Financial Statements

(Unaudited)

A.      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-K for the three and nine month periods ended November 30, 2008 and 2007 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the fiscal year ended February 29, 2008 included in the Annual Report on Form 10-KSB of Oakridge Energy, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “Commission”).  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008.  Operating results for the three and nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 29, 2008.

B.            Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company adopted the standard for those assets and liabilities as of March 1, 2008. The Company’s marketable securities available for sale and certificates of deposit are included in level one of the fair value hierarchy contained in SFAS 157.  The impact of adoption was not significant. Accordingly, the financial assets and liabilities as reported in the Company’s financial statements approximate their respective fair value.

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

C.   Restatement of Financial Statements

The Company has restated certain amounts reported for the three and nine months ended November 30, 2007.  The restatements were to roll forward the effects of restatements made to the Company’s February 28, 2007 financial statements disclosed in the Company’s Annual Report filed on Form 10-KSB.  In the opinion of management, the Company does not believe these changes are material in the aggregate.

The following is a summary of the impact of the restatements on the Company’s accompanying statement of operations for the three months ended November 30, 2007:

	Amounts as Originally Reported	Restated Amount	Amounts as Revised
Operating expense:
Oil and gas	$246,701	$5,670	$252,371
Total operating expenses	409,925	5,670	415,595
Income from operations	71,539	(5,670)	65,869
Income before income taxes	108,505	(5,670)	102,835
Income tax expense	21,996	(2,066)	19,930
Net income	86,509	(3,604)	82,905

Basic and diluted income per common share:
Net income	0.02	0.00	0.02

The following is a summary of the impact of the restatements on the Company’s accompanying statement of operations for the nine months ended November 30, 2007:

	Amounts as Originally Reported	Restated Amount	Amounts as Revised
Operating expense:
Oil and gas	$791,774	$17,010	$808,784
Total operating expenses	1,273,325	17,010	1,290,335
Loss from operations	(108,355)	(17,010)	(125,365)
Income before income taxes	24,503	(17,010)	7,493
Income tax benefit	(9,065)	(6,198)	(15,263)
Net income	33,568	(10,812)	22,756

Basic and diluted income per common share:
Net income	0.01	0.00	0.01

The following is a summary of the impact of the restatements on the Company’s accompanying statement of cash flows as of November 30, 2007:

	Amounts as Originally Reported	Restated Amount	Amounts as Revised
Operating Activities:
Net income	$33,568	$(10,812)	$22,756
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depletion and depreciation	45,136	17,010	62,146
Deferred income taxes	(27,812)	(6,198)	(34,010)

D.  Investment Securities

The Company reports investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The Company’s investments are classified at the time of purchase into one of three categories as follows:

•                  Held to Maturity Securities – Debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost, adjusted for the amortization or accretion of premiums and discounts.

•                  Trading Securities – Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are reported at fair value, with unrealized gains and losses included in earnings.

•                  Available for Sale Securities – Debt and equity securities not classified as held to maturity securities or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of tax effects).

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  During the three months ended November 30, 2008, management determined that a security held as available for sale had been permanently impaired.  Therefore, an impairment charge of $124,143 is reflected in the accompanying statement of operations for the three and nine months ended November 30, 2008.

E.   Certificates of Deposit

Certificates of deposit have an initial maturity of greater than three months and are classified as held-to-maturity.  Due to the short-term nature of the investments, there are no material unrealized gains or losses on these investments.  As a result, the carrying values of these certificates of deposit approximate their fair value.

F.  Segment Information

Information regarding operations and assets by segment is as follows:

	For the Three Months Ended November 30, 2008	For the Three Months Ended November 30, 2007 (Restated)	For the Nine Months Ended November 30, 2008	For the Nine Months Ended November 30, 2007 (Restated)
Business segment revenue:
Oil and gas	$359,095	$481,464	$1,466,970	$1,164,970

Business segment profit (loss):
Oil and gas	$32,870	$229,093	$437,316	$356,186
Coal and gravel	(15,082)	(8,825)	(38,406)	(25,747)
Real estate development	(59,974)	(29,622)	(178,806)	(75,405)
General corporate	(148,735)	(124,777)	(468,778)	(380,399)
Income (loss) from operations	(190,921)	65,869	(248,674)	(125,365)
Interest and other, net	83,934	36,966	152,742	132,858
Income (loss) before income taxes	$(106,987)	$102,835	$(95,932)	$7,493

	As of November 30, 2008	As of February 29, 2008
Total assets:
Oil and gas	$4,267,603	$3,682,668
Coal and gravel	260,488	260,488
Real estate held for sale	3,168,107	3,135,073
General corporate	819,350	1,124,536
	$8,515,548	$8,202,765

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008 and the Notes to Financial Statements contained in this report.

Results of Operations

The Company had a net loss of $67,432 ($0.02 per share) in the three months ended November 30, 2008 (the “three month 2008 period”) compared to net income of $82,905 ($0.02 per share) in the three months ended November 30, 2007 (the “three month 2007 period”). In the nine months ended November 30, 2008 (the “nine month 2008 period”), the Company had a net loss of $60,464 ($0.01 per share) compared to net income of $22,756 ($0.01 per share) in the nine months ended November 30, 2007 (the “nine month 2007 period”).

Combined oil and gas revenues for the three month 2008 period were $359,095 compared to $481,464 for the three month 2007 period, representing a decrease of $122,369 (25.4%). Combined oil and gas revenues for the nine months ended November 30, 2008 were $1,466,970 compared to $1,164,970 for the nine months ended November 30, 2007, representing an increase of $302,000 (25.9%). Oil sales volumes decreased in both the three and nine month comparable periods. Gas sales volumes increased slightly in the three month comparable periods and decreased in the nine month comparable periods. Oil and gas sales prices declined in the three month comparable periods and increased in the nine month comparable periods. The following tables compare the Company’s oil and gas revenues, sales volumes and average prices received during the 2008 periods with those during the 2007 periods:

	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007	Percentage Difference
Oil:

Revenues	$314,000	$431,749	(27.27)%
Volume (bbls.)	3,918	5,096	(23.12)%
Average Price (per bbl.)	$80.14	$84.72	(5.41)%

Gas:

Revenues	$35,944	$36,280	(0.93)%
Volume (MCF)	6,653	6,364	4.54%
Average Price (per MCF)	$5.40	$5.70	(5.26)%

	Nine Months Ended November 30, 2008	Nine Months Ended November 30, 2007	Percentage Difference
Oil:

Revenues	$1,296,244	$994,796	30.30%
Volume (bbls.)	12,020	13,907	(13.57)%
Average Price (per bbl.)	$107.84	$71.53	50.76%

Gas:

Revenues	$140,802	$129,246	8.94%
Volume (MCF)	17,626	19,971	(11.74)%
Average Price (per MCF)	$7.99	$6.47	23.49%

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing tables.

The Company’s principal producing oil and gas property in Madison County, Texas (the “Madison County Property”) is in the process of being waterflooded.  Oil sales volumes from the property decreased approximately 950 bbls. (27.8%) in the three month 2008 period and 1,019 bbls. (12.0%) in the nine month 2008 period as compared to the 2007 periods. However, revenues increased during the nine month 2008 period as a result of the significant rise in the average price paid per barrel of oil in the nine month 2008 period as compared to the nine month 2007 period. Oil production and sales volumes in the three month 2008 period as compared to the three month 2007 period decreased as some wells in the field underproduced due to paraffin and rod and tubing problems; however, throughout the nine month 2008 period,  numerous workovers were completed to resolve these problems. Although sales decreased, production volumes for the nine month 2008 period were equivalent to the 2007 comparable period and oil on hand accounted for the difference between sales and production. As a part of the waterflood process, there are currently three water injection wells and one water supply well on the Madison County Property. The three current injection wells are down-dip in the field. Barrow Shaver Resources, the operator of the Madison County Property, expected to convert two additional producing wells to injection facilities up-dip and central to the field. However, one of the land owners refused to allow injection facilities on his lease, and therefore, only one injection well is being converted. The new water injection well commenced operations on November 25, 2008.  Because the well has been converted to a water injection well and is no longer producing, the Company expects that sales volumes will likely be adversely affected by approximately 5-7% until the waterflooding takes effect.  The project may require converting a total of nine producing wells to injection wells to improve production on the Madison County Property; however, there can be no assurance that production will improve from the waterflooding efforts.

The Company received no gravel sales revenue for either of the 2008 or the 2007 periods as Four Corners Materials is no longer mining gravel from the property in Durango, Colorado (the “Durango Property”) and reclaimed its permitted area in fiscal 2005. The

Company would consider leasing the property again for gravel operations but has no intention of conducting any gravel operations on the Durango Property itself.

The Company’s oil and gas operating expenses for the three month 2008 period were $326,225 compared to $252,371 for the three month 2007 period, representing an increase of $73,854 (29.3%). The Company’s oil and gas operating expenses for the nine month 2008 period were $1,029,654 compared to $808,784 for the nine month 2007 period, representing an increase of $220,870 (27.3%).  These increases were principally due to: (1) Madison County Property acid job to reduce paraffin buildup, well workovers, miscellaneous supplies and repairs, and rod and tubing jobs; (2) workovers on various leases in north Texas including salt water disposal and flow line replacement; and (3) write offs of expired non-producing leasehold interests in Gregg County, Texas.  The Company did not incur any exploration expenses or dry hole expenses during 2007 or 2008.

The Company’s coal operating expenses for the three month 2008 period were $15,082 compared to $8,825 for the three month 2007 period, representing an increase of $6,257 (70.9%). The Company’s coal operating expenses for the nine month 2008 period were $38,406 compared to $25,747 for the nine month 2007 period, representing an increase of $12,659 (49.2%). The Company incurred no reclamation expense in 2007 or 2008; however, testing and permitting expenses increased $9,896 and $21,318 for the three month and nine month 2008 periods, respectively, as compared to the 2007 periods.  The increase in testing and permitting expenses was due to the Company’s renewal of its coal mining permit including resulting regulatory requirements relating to the mining permit, and regulatory filings required regarding permits for the Company to continue reclamation.  The Company must maintain its coal mining permit until the Company is released from all financial warranty related to reclamation and recovery of natural vegetation of its Carbon Junction Mine in La Plata County, Colorado. The Company continues its reclamation process.  The Company currently provides a $380,527 financial warranty to the Colorado Division of Reclamation Mining and Safety for reclamation liabilities. Ad valorem tax decreased in the three and nine month 2008 periods in the amount of $2,388 and $5,930 respectively, as a result of acreage previously allocated to the Carbon Junction Mine being reclaimed and now allocated to real estate held for sale.  No engineering expense occurred in either of the three month periods and engineering expense decreased $978 in the nine month 2008 period as compared to the nine month 2007 period.

Real estate development expenses were $59,974 for the three month 2008 period as compared to $29,622 for the three month 2007 period, representing an increase of $30,352 (102.5%). The Company’s real estate development expenses for the nine month 2008 period were $178,806 as compared to $75,405 for the nine month 2007 period, representing an increase of $103,401 (137.1%).  Following a change in the designation of land use from agricultural to vacant land, the Durango Property experienced an increased appraisal value for ad valorem tax purposes which is primarily responsible for the increase in both the three and nine month 2008 periods as compared to the 2007 periods.

General and administrative expenses for the three month 2008 period were $148,735 as compared to $124,777 for the three month 2007 period, representing an increase of $23,958 (19.2%).  General and administrative expenses for the nine month 2008 period were

$468,778 compared to $380,399 for the nine month 2007 period, representing an increase of $88,379 (23.2%).  An increase in professional fees related to Commission reporting and compliance requirements and relating payroll increases were primarily responsible for the increases in both periods. Letter of credit fees, employee benefits and charitable giving also contributed to the increase in the nine month 2008 period as compared to the nine month 2007 period.

Other income for the three month 2008 period was $83,934 compared to $36,966 for the three month 2007 period, representing an increase of $46,968 (127.1%).  Other income for the nine month 2008 period was $152,742 compared to $132,858 for the nine month 2007 period, representing an increase of $19,884 (15.0%).  A gain on the sale of a drilling rig in the three month 2008 period in the amount of $188,611 and a gain on the sale of salvaged equipment from the Durango Property in the nine month 2008 period in the amount of $20,000 were partially offset by decreased interest and dividend income in both periods together with the writedown of an investment security that is considered permanently impaired in the amount of $124,143.

The Company did not purchase any shares of its stock during the three month or nine month 2008 periods.

Financial Condition and Liquidity

Operating activities were net providers of funds for the nine month 2008 period.  The partial release of the Company’s financial warranty following the partial reclamation of its Carbon Junction Mine increased net cash provided by operating activities in the nine month 2008 period.

Investing activities were net users of cash in the nine month 2008 period in the amount of $1,438,972, primarily due to purchases of certificates of deposit with original maturities of more than three months, which are classified as current assets.  Other principal uses of cash included purchases of investment securities available for sale and additions to oil and gas properties which were offset by proceeds from the sale of a drilling rig and proceeds from salvaged equipment from the Durango Property.  The Company experienced a decrease in cash and cash equivalents of $678,967 for the nine month 2008 period as compared to an increase of $73,287 for the nine month 2007 period.  At November 30, 2008, the Company had no indebtedness and resulting cash and cash equivalents of $1,630,088 and holds certificates of deposit in the amount of $1,447,876.

The Company expects to fund its operations and any purchases of the Company’s stock during the remainder of fiscal 2009 from its cash and cash equivalents and any cash flow from its operations.

Critical Accounting Policies and Estimates

The Company did not have any changes in critical accounting policies or in significant accounting estimates during the nine months ended November 30, 2008.  Please see the Annual Report on Form 10-KSB for the year ended February 29, 2008 for a detailed discussion of critical accounting policies.

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

Our management, namely our Chief Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report because of certain deficiencies involving internal control over financial reporting that constituted material weaknesses as discussed below.  The material weaknesses identified below were discovered during the audit of the Company’s February 29, 2008 financial statements and resulted in the restatement of previously reported financial statements (see Item C in the Notes to the Financial Statements).

The material weaknesses are:

1. The Company does not have the required technical expertise to properly calculate complex oil and gas required disclosures for SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). As a result, the Company’s independent registered public accounting firm proposed the restatement of items related to deferred income taxes for the fiscal years ended February 28, 2007 and February 28, 2006.  As a result of the limited time period between the discovery of the material weakness related to SFAS 109 calculations and disclosures, the Company has not implemented a control to prevent the recurrence.

2. The Company’s control process for calculating the Company’s asset retirement obligation under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) failed to detect that the Company was not depleting the related asset. As a result, the Company’s independent registered public accounting firm proposed the restatement of accumulated depletion and depreciation for oil and gas properties for the fiscal years ended February 28, 2007 and February 28, 2006.  In fiscal 2009, in an effort to resolve this material weakness, the Company documented the control process and added an employee checklist concerning the Company’s asset retirement obligation under SFAS 143 and the related depletion.

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

ITEM 6.  EXHIBITS.

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

OAKRIDGE ENERGY, INC.
(Registrant)

Date: January 14, 2009	By	/s/ Sandra Pautsky
Sandra Pautsky, President and Principal
Executive Officer and acting Principal
Financial Officer of Oakridge Energy, Inc.