Form 10-K
period 2009-02-28
OAKRIDGE ENERGY INC
filed 2009-06-12
CIK 216748

United States
Securities and Exchange Commission

Washington, D. C.  20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

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

Registrant’s telephone number, including area code: (940) 322-4772

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.04 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, was $14,842,557 as of August 31, 2008.

As of May 8, 2009, there were 4,260,242 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

ii

PART I

ITEM 1.                                               BUSINESS

Oakridge Energy, Inc. (the “Company”) is engaged in the exploration for and development, production and sale of oil and gas primarily in Texas.  The Company also holds certain real estate in Colorado for sale, which lands cover gas, coal and other mineral deposits. See “Oil and Gas Operations” and “Real Estate Held for Sale” below and “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The Company is a Utah corporation incorporated in 1969.  The Company’s executive offices are located at 4613 Jacksboro Highway, Wichita Falls, Texas 76302.  The Company’s telephone number is (940) 322-4772.

The Company has restricted its oil and gas exploration activities in recent fiscal years as it has conserved its limited resources for utilization on (i) a secondary recovery water-flood project on its principal oil and gas producing property in Madison County, Texas, (ii) its proposed real estate development project adjacent to Durango, Colorado in La Plata County (the “Durango Property”), and (iii) reclamation of its Carbon Junction Coal Mine in La Plata County, Colorado.  In fiscal 2009, the Company continued its participation in the water-flood project started in the last quarter of fiscal 2003 as well as its other oil and gas operations. See “Oil and Gas Operations” and “Real Estate Held for Sale” below and “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

During mid-2004, Sandra Pautsky, the Company’s Chief Executive Officer received treatment for cancer that was diagnosed in late 2003.  In late 2007, Ms. Pautsky underwent a second major procedure for her disease, responded well to treatment and resumed normal activities.  Ms. Pautsky has been the principal force pushing the Company’s proposed real estate development of the Durango Property.  Because of concerns regarding Ms. Pautsky’s health, the project size, the significant financial requirement by the Company, the number of years to complete, and the risk involved to the Company in committing so much of its limited financial resources to one project, the Company decided during the first quarter of fiscal 2005 to attempt to sell the Company’s approximately 1,866 acres of land located in La Plata County, Colorado.

The Company has entered into two previous contracts to sell the Durango Property that were unsuccessful.  However, the Company is actively engaged in efforts to sell the Durango Property.  See “Real Estate Held for Sale- Decision to Sell the Durango Property” below and “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Oil and Gas Operations

The Company’s oil and gas operations are primarily conducted in Madison and other North Texas counties and to a lesser extent, Freestone, Red River, Panola, Gregg and Smith Counties of East Texas, Oklahoma, Colorado and Mississippi, respectively. The Company is the operator of only the leases in North Texas.  All other oil and gas interests owned are participation interests whereby the Company owns a working or royalty interest in a property that is operated and maintained by another interest owner under an operating agreement.  For the participation interests, the Company receives payment for its oil and gas sales from the purchaser or the operator and is billed by the operator for its ownership percentage of joint expenses relative to getting the oil and/or gas from the wells to a sales point.

The Company did not participate in the drilling of any exploratory or development wells in the fiscal year ended February 28, 2009; however, when the Company is offered a participation interest in a well or a lease, Ms. Pautsky and Danny Croker, the Company’s Vice President, select the exploration and development prospects in which the Company participates.

Madison County, Texas Property classified as non economic:  The Company’s principal producing oil and gas property for the past ten fiscal years has been its 25% working interest in the BSR (Sub-Clarksville) Field in Madison County, Texas (the “Madison County, Texas Property”).  The Madison County, Texas Property was responsible for approximately 57.5% and 58.3% respectively, of the Company’s total oil and gas revenues for the 2008 and 2009 fiscal years.  The property consists of 23 producing wells, four water injection wells, including one newly converted injection well on November 1, 2008, and one water supply well.

The Madison County, Texas Property was discovered in 1994 by Barrow Shaver Resources (“BSR”), the operator of the Madison County, Texas Property.  The BSR (Sub-Clarksville) Field was reported to be a stratigraphically trapped oil accumulation of 20MMBOIP and is fully developed for its primary oil and gas reserves. As the Madison County, Texas Property aged and production declined, a decision was made to install a secondary recovery project on the property. In fiscal 2003, the Texas Railroad Commission approved the waterflooding project, the property was unitized and the water-flooding project commenced effective as of December 1, 2002. The waterflooding project is ongoing.

Rule 4-10 of Article 4 of Regulation S-X (“Regulation S-X”) promulgated by the Securities and Exchange Commission (the “SEC”) provides that “proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.”  An independent engineering firm provided a report to the Company of net oil and gas reserves, future net income, and total present worth values as of February 28, 2009 (“the reserve report”). For the Madison County, Texas Property, the reserve report used February 2009 oil and gas prices, which were $32.82 per barrel of oil and $3.26 per mcf of natural gas.  The results stated that the waterflood unit on the Madison County, Texas Property was below the economic limit, meaning no future primary reserves for the property were calculated or valued as of February 28, 2009 in the Company’s engineering valuation of its oil and gas properties.  However, as a result of the waterflooding project, the reserve report stated that 599,059 barrels of proven undeveloped secondary oil reserves with an estimated future life of 20 years and 8 months were recoverable by the Company due to its 25% working interest in the property.

As a result of the Madison County, Texas Property waterflood unit being below the economic limit, assets recorded on the Company’s balance sheet as Oil and Gas Properties decreased in the amount of $491,893, following the depletion of the Madison County, Texas Property, with the exception of its leasehold cost in the amount of $95,384 and salvageable lease and well equipment in the amount of $83,475.

Another impairment issue caused by the Madison County, Texas Property being classified as non economic is that all wells in the field, for accounting purposes, are now considered to be at the end of their life and plugging and abandonment costs are required to be recognized in the amount of $68,935.

Madison County, Texas Property revenues:  Madison County, Texas Property revenues for fiscal 2009 and 2008 were $958,054 and $938,069, respectively, which represents an increase of $19,985 (2.13%) for fiscal 2009.  The average oil prices received in fiscal 2009 and 2008 were $91.80 (see “Table 1” below) and $77.19 per barrel, respectively, which represents an increase of $14.61 (18.93%) for year 2009.  This increased price for oil is the primary reason for increased revenue from the Madison County, Texas Property for fiscal 2009, as the volume of oil sold for fiscal 2009 decreased 1,380 barrels (12.51%) as compared to fiscal 2008.  The average gas prices received in fiscal 2009 and 2008 remained virtually unchanged at $6.59 per mcf ( see “Table 2” below), and gas sales volumes increased slightly (198 mcf or 1.91%) in fiscal 2009 as compared to fiscal 2008, causing an increase in revenue of $1,375.  Immaterial amounts of products were also included in total revenue from the field (see “Table 3” below).

The average price received per equivalent barrel of energy (“BOE”) for fiscal 2009 was $82.91 (see “Table 4” below) as compared to $66.76 in fiscal 2008.  The Madison County, Texas Property breakeven cost per equivalent BOE for operations was $72.33 in fiscal 2009 (see “Table 5” below) as compared to $49.12 in fiscal 2008.  In fiscal 2009, the total breakeven cost per equivalent BOE for both operations and capital expenditures was $84.45 (see “Table 5” below) resulting in a negative $(1.52) net price received per BOE from the Madison County, Texas Property.  As a consequence of increased operations expenditures by the operator, no cash flow was provided to the Company for fiscal 2009 from its net reserves produced.  Considering the current declines in oil and gas prices in the marketplace, the Company expects that it will receive a significantly lesser average price for its product in fiscal 2010 with losses projected from this property in the upcoming fiscal year.

Oil Revenues: (Table 1)*

	Madison County, TX Property Totals			Company’s Revenue Interests
	Bbls	Price	Total	Net Revenue Interest	Overriding Royalty Interest	Total Net Revenue Interest
	Sold	Per Bbl	Value	19.831381%	0.086207%	19.917600%
Mar. 2008	4,383	$104.33	$457,307	$90,690	$394	$91,084
Apr. 2008	4,183	112.65	471,156	93,437	406	93,843
May 2008	3,310	125.69	416,100	82,518	359	82,877
June 2008	6,123	134.00	820,469	162,710	707	163,417
July 2008	3,503	133.02	466,017	92,418	402	92,820
Aug. 2008	3,537	115.03	406,919	80,698	351	81,049
Sep. 2008	4,324	103.65	448,126	88,870	386	89,256
Oct. 2008	5,446	76.20	415,036	82,307	358	82,665
Nov. 2008	2,596	56.62	146,974	29,147	127	29,274
Dec. 2008	2,436	39.09	95,197	18,879	82	18,961
Jan. 2009	6,496	36.26	235,509	46,705	203	46,908
Feb. 2009	2,117	32.82	69,483	13,779	60	13,839
	48,454	Avg. $91.80	$4,448,293	$882,158	$3,835	$885,993

Gas Revenues: (Table 2)*

	Madison County, TX Property Totals			Company’s Revenue Interests
	MCFs	Price	Total	Net Revenue Interest	Overriding Royalty Interest	Total Net Revenue Interest
	Sold	Per MCF	Value	19.831381%	0.086207%	19.917600%
Mar. 2008	3,340	$8.44	$28,186	$5,590	$24	$5,614
Apr. 2008	2,367	7.86	18,616	3,692	16	3,708
May 2008	1,772	8.65	15,331	3,042	13	3,055
June 2008	1,886	9.12	17,207	3,412	15	3,427
July 2008	4,368	12.57	54,918	10,891	47	10,938
Aug. 2008	4,357	11.83	51,526	10,218	44	10,262
Sep. 2008	3,927	6.94	27,245	5,403	24	5,427
Oct. 2008	5,873	5.08	29,846	5,919	26	5,945
Nov. 2008	5,846	2.95	17,251	3,421	15	3,436
Dec. 2008	6,135	4.98	30,536	6,056	26	6,082
Jan. 2009	8,389	5.46	45,762	9,075	40	9,115
Feb. 2009	4,742	2.73	12,957	2,570	11	2,581
	53,002	Avg. $6.59	$349,381	$69,289	$301	$69,590

Product Revenues: (Table 3)*

	Madison County, TX Property Totals			Company’s Revenue Interests
	MCFs	Price	Total	Net Revenue Interest	Overriding Royalty Interest	Total Net Revenue Interest
	Sold	Per MCF	Value	19.831381%	0.086207%	19.917600%
Aug. 2008	4,357	$2.85	$12,417	$2,463	$11	$2,474

*Due to the rounding of numbers in these tables, immaterial differences are given during recalculation.

Total Revenues: (Table 4)*

	Madison County, TX Property Totals			Company’s Revenue Interests
	Equiv	Price Per	Total	Net Revenue Interest 19.831381%		Overriding Royalty Interest 0.086207%		Total Net Revenue Interest 19.917600%
	Bbls Sold	Equiv Bbl	Value 100%	Equiv Bbls	Value	Equiv Bbls	Value	Equiv Bbls	Value
Mar. 2008	4,940	$98.28	$485,493	980	$96,280	4	$418	984	$96,698
Apr. 2008	4,578	106.98	489,772	908	97,129	4	422	912	97,551
May 2008	3,605	119.68	431,431	715	85,560	3	372	718	85,932
June 2008	6,437	130.13	837,676	1,277	166,122	6	722	1,283	166,844
July 2008	4,231	123.12	520,935	839	103,309	4	449	843	103,758
Aug. 2008	4,989	94.38	470,862	989	93,379	4	406	993	93,785
Sep. 2008	4,979	95.48	475,371	987	94,273	4	410	991	94,683
Oct. 2008	6,425	69.24	444,882	1,274	88,226	6	384	1,280	88,610
Nov. 2008	3,570	46.00	164,225	708	32,568	3	142	711	32,710
Dec. 2008	3,459	36.35	125,733	686	24,935	3	108	689	25,043
Jan. 2009	7,894	35.63	281,271	1,565	55,780	7	243	1,572	56,023
Feb. 2009	2,907	28.36	82,440	576	16,349	3	71	579	16,420
	58,014	Avg. $82.91	$4,810,091	11,504	$953,910	51	$4,147	11,555	$958,057

Breakeven Cost: (Table 5)*

	Company’s Interests
	Net Interest	Overriding Royalty Interest	Total Interest
Net Income Before Non-Cash Items and Taxes:
Oil and gas revenue	$953,910	$4,147	$958,057
Less expenses:
Production taxes	(45,540)	(198)	(45,738)
Ad valorem taxes	(9,851)	(43)	(9,894)
Operating expense	(776,712)	—	(776,712)
Total expenses	(832,103)	(241)	(832,344)
Net income before non-cash items and taxes	$121,807	$3,906	$125,713

Net revenue per equivalent barrel	$10.58	$76.59	$10.88
Breakeven price to recapture operations	$72.33	$4.73	$72.03

Net Cash Flow:
Net income before capital expenditures, non-cash items and tax benefit	$121,807	$3,906	$125,713
Capital Expenditures	(139,370)	—	(139,370)
Net cash flow	$(17,563)	$3,906	$(13,657)

Net cash flow per equivalent barrel	$(1.52)	$76.59	$(1.18)
Breakeven price to recapture operations and capital expenditures	$84.45	$4.73	$84.09

Company’s Net Loss Attributable to the Madison County, TX Property Including Non-Cash Items and Taxes:
Net income before capital expense, non-cash items and taxes	$121,807	$3,906	$125,713
Depletion, depreciation and amortization	(560,828)	—	(560,828)
Less tax effect	160,862	—	160,862
Net loss	$(278,159)	$3,906	$(274,253)

*Due to the rounding of numbers in these tables, immaterial differences are given during recalculation.

Economic Summary

This economic summary provides a picture of field responses to the waterflood project on the Madison County, Texas Property.   Three injection wells are located downdip in the field. On November 1, 2008 an additional water injection well was added that is more centrally located in the field and updip.  A water supply well is located on the eastern perimeter of the field. Wells updip from the three injection wells and located more centrally in the field are economically productive.  Wells located primarily on the western and southeastern sectors of the property are classified as non-economic.  The operator of the Madison County, Texas Property called a partners meeting on May 27, 2009 to discuss the status of operations on the property.  The operator explained that the Madison County, Texas Property had not responded to the waterflood as intended and reported that the property experiences problems with, among other things, sand and paraffin. The operator also reported that he intends to take actions in an effort to improve expenses on the field, which include a negotiated 20% reduction in cost for contract pumping and roustabout services, reduced contract rates for compression, and changes in equipment that are intended to result in fewer problems and reduced operations costs.  The Company understands that the operator also intends to temporarily abandon six non-economic wells located primarily on the western sector of the property, in addition to one located in the southeastern sector of the property that has previously been temporarily abandoned.  After the abandonment, the property will consist of 17 productive wells (see “Table 6” below), 7 temporarily abandoned wells (see “Table 7” below), 4 injection wells (see “Table 8” below) and 1 water supply well (see “Table 9” below). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Remaining Productive Wells in Fiscal 2010: (Table 6)*

	The Company’s Interests For Fiscal Year Ended February 28, 2009					The Company’s Interests For Fiscal Year Ended February 29, 2008
	BOE Vol.	BOE Avg. Price	Net Revenue	Expense	Net Income	BOE Vol.	BOE Avg. Price	Net Revenue	Expense	Net Income
Tract 1-Brock #1	404	$87.60	$35,361	$45,283	$(9,922)	542	$73.60	$39,845	$28,478	$11,367
Tract 2-Campbell	694	81.65	56,629	19,554	37,075	972	64.63	62,801	18,942	43,859
Tract 4-Dean #1	591	84.91	50,247	31,707	18,540	717	70.85	50,791	18,659	32,132
Tract 7-Hendrix #2	1,160	70.19	81,452	22,531	58,921	1,492	56.12	83,712	16,496	67,216
Tract 8-Hendrix #3	632	82.79	52,327	39,544	12,783	812	65.03	52,820	15,767	37,053
Tract 9-Hendrix #4	298	98.67	29,445	44,920	(15,475)	434	75.12	32,599	33,597	(998)
Tract 10-Johnston	879	86.25	75,856	17,199	58,657	1,050	72.22	75,868	18,178	57,690
Tract 11-Manning #1	609	84.29	51,353	22,303	29,050	728	68.32	49,722	28,751	20,971
Tract 14-Parker #1	424	71.98	30,467	15,179	15,288	498	60.88	30,272	26,028	4,244
Tract 18-Reid #1	503	81.05	40,744	29,750	10,994	642	64.18	41,223	11,601	29,622
Tract 19-Buster Reid	919	78.77	72,350	60,095	12,255	593	78.00	46,229	28,590	17,639
Tract 21-Stewart Mineral	379	84.30	31,927	15,423	16,504	368	69.45	25,544	16,546	8,998
Tract 23-Ben Waldrip #1	840	82.66	69,377	49,314	20,063	1,353	68.99	93,328	38,033	55,295
Tract 24-Ben Waldrip #2	348	81.21	28,255	17,057	11,198	353	71.27	25,215	34,818	(9,603)
Tract 25-Milton Waldrip	428	86.09	36,862	27,125	9,737	599	67.74	40,601	42,552	(1,951)
Tract 26-T.S. Waldrip	229	78.87	18,112	9,146	8,966	104	90.90	9,442	9,209	233
Tract 27-Ward #1	423	84.04	35,536	29,676	5,860	436	69.08	30,080	22,182	7,898
Tract 28-Wiseman**	519	101.08	52,500	11,124	41,376	828	66.18	54,786	20,138	34,648
BSR Compressor Station	95	116.13	10,997	—	10,997	35	94.47	3,340	—	3,340
	10,374	$82.88	$859,797	$506,930	$352,867	12,556	$67.55	$848,218	$428,565	$419,653

*Due to the rounding of numbers in these tables, immaterial differences are given during recalculation.

**Wiseman was converted to a water injection well in November 2008.

Wells to be Temporarily Abandoned During Fiscal 2010: (Table 7)*

	The Company’s Interests For Fiscal Year Ended February 28, 2009					The Company’s Interests For Fiscal Year Ended February 29, 2008
	BOE Vol.	BOE Avg. Price	Net Revenue	Expense	Net Income	BOE Vol.	BOE Avg. Price	Net Revenue	Expense	Net Income
Tract 6-Greenbriar	94	$90.05	$8,431	$22,838	$(14,407)	100	$66.65	$6,668	$19,950	$(13,282)
Tract 12—Moore #1	134	91.62	12,230	19,359	(7,129)	107	60.02	6,392	17,875	(11,483)
Tract 13-Nance ***		—	—	2,346	(2,346)	—	—	—	2,585	(2,585)
Tract 15-Parten #1	240	69.80	16,790	35,236	(18,446)	148	57.76	8,583	22,879	(14,296)
Tract 16-Parten #2	181	102.50	18,560	42,186	(23,626)	305	64.81	19,752	37,360	(17,608)
Tract 17-Parten #4	202	81.47	16,491	12,019	4,472	236	67.67	15,941	11,518	4,423
Tract 20-Risinger	330	78.08	25,758	18,820	6,938	600	54.05	32,405	42,574	(10,169)
	1,181	$83.20	$98,260	$152,804	$(54,544)	1,496	$59.99	$89,741	$154,741	$(65,000)

***The Nance has previously been temporarily abandoned.

Injection Wells: (Table 8)*

	The Company’s Interests For Fiscal Year Ended February 28, 2009					The Company’s Interests For Fiscal Year Ended February 29, 2008
	BOE Vol.	BOE Avg. Price	Net Revenue	Expense	Net Income	BOE Vol.	BOE Avg. Price	Net Revenue	Expense	Net Income
Tract 3-Cleveland	—	$—	$—	$55,583	$(55,583)	—	$—	$—	$26,246	$(26,246)
Tract 9-Hendrix 1R	—	—	—	42,675	(42,675)	—	—	—	21,391	(21,391)
Tract 22-Tisdale	—	—	—	31,452	(31,452)	—	—	—	37,004	(37,004)
Tract 28-Wiseman**	—	—	—	7,330	(7,330)	—	—	—	—	—
	—	$—	$—	$137,040	$(137,040)	—	$—	$—	$84,641	$(84,641)

**Wiseman was converted to a water injection well in November 2008.

Water Supply Well: (Table 9)*

	The Company’s Interests For Fiscal Year Ended February 28, 2009					The Company’s Interests For Fiscal Year Ended February 29, 2008
	BOE Vol.	BOE Avg. Price	Net Revenue	Expense	Net Income	BOE Vol.	BOE Avg. Price	Net Revenue	Expense	Net Income
Tract 5-Emert Williams	—	$—	$—	$35,570	$(35,570)	—	$—	$—	$22,191	$(22,191)

Totals for All Tracts	11,555	$82.91	$958,057	$832,344	$125,7133	14,052	$66.75	$937,959	$690,138	$247,821

Capitalized Costs					$(139,370)					$(50,847)

Cash Flow					$(13,657)					$196,974

*Due to the rounding of numbers in these tables, immaterial differences are given during recalculation.

Gravel Operations

Surface ownership, gravel mining contract and surface lease:  The Company’s gravel property is located on approximately 63.5 acres of the approximately 1,865.7 acres of land owned by the Company in fee in La Plata County, Colorado.  Pursuant to a contract and surface lease effective January 1, 1994, Four Corners Materials (“FCM”) mined sand, gravel and rock products from its gravel permit area, Ewing Mesa Pit #1,  for a term of eight years. After the expiration of the contract, gravel mining continued pursuant to an oral agreement between the Company and FCM and ceased in fiscal 2004.

Permit and permitted acres: The Ewing Mesa Pit #1 gravel permit area covered approximately 63.5 acres.  Aggregate gravel permits usually do not have an expiration date.

Reclamation and financial warranty: During the term of the gravel mining, FCM submitted financial warranties to the Colorado Division of Reclamation, Mining, and Safety (the “CDRMS”) for its mining permit. In fiscal 2006, FCM substantially reclaimed its mining operation, at which time the CDRMS released a portion of FCM’s financial warranty with regard to reclamation, retaining approximately $104,000 in financial warranties awaiting CDRMS confirmation that environmental responses, vegetation and re-growth has stabilized. In fiscal 2009, CDRMS records indicate that FCM requested a release of financial warranties and termination of the gravel permit, which the CDRMS denied. According to the CDRMS, FCM had not reclaimed its sediment pond and overburden pile within the gravel permit area, a couple of lengths of diversion ditch, nor topsoiled and seeded those areas, nor had FCM reclaimed the electrical substation.

Current activity and inspection:  Regular inspection of the mine-site and its records are conducted by the CDRMS who reports to FCM regarding compliance requirements under the permit as a result of the inspection.  Inspections and resulting compliance operations will continue until the complete release of the reclamation liability and warranty.  The CDRMS continues to hold $104,000 for completion of the gravel mine reclamation.

The Company would consider leasing the property again for gravel operations but has no intention of conducting gravel mining operations itself on the property.

Carbon Junction Coal Mine

History:  In 1979, the Company acquired leases on the Durango Property for a term of ten years for the purpose of conducting mining operations. No mining occurred during the term of these leases, although a Japanese firm tested the Company’s coal and indicated an interest in contracting for coal purchases during the early 1980s. The mine had not been permitted at that time and two years were required for permitting. After this delay, the steel market had changed and the Japanese firm no longer had an interest in purchasing the Company’s coal.  In 1989, the Company’s leases expired, and the land owners decided to sell the lands that are now the Durango Property.  In October 1990, the Company purchased the Durango Property for the purpose of mining coal.  In fiscal 1994, an appraisal by a third party engineer determined that the coal deposits under the Durango Property (the “Carbon Junction Coal Mine”) could not be mined and marketed competitively.  Therefore, in accordance with requirements of the SEC, the Company records no reserves or economic value for coal deposits.

Surface ownership and coal leases:  Leases covering coal deposits beneath the Durango Property in the Carbon Junction Coal Mine were acquired in October 1990 and have primary terms of twenty-five years, and unless renewed, expire in the year 2015. The Company’s leases cover a 25% interest in the coal.  The Company owns a 75% interest in the coal and the surface estate of approximately 1,640 acres.  The Company has the executive rights (i.e., the exclusive right to sign coal leases) on the leased 25% interest. No annual delay rentals or advance minimum royalties are required.  In 1991, the Company purchased the surface estate, the 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of approximately 190 additional acres in La Plata County adjacent to the approximately 1,640 acres previously purchased.  The Company has not leased the remaining 25% interest in the coal.  By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described tracts.

Coal mining permit approved by the CDRMS September 22, 2008:   Coal deposits held in the Carbon Junction Coal Mine have been minimally permitted and disturbed by mining operations.  Of the approximately 1,830 acres owned and leased, approximately 192 acres were permitted for coal mining.  On September 22, 2008, the CDRMS renewed the Company’s permit after expiration of its previous permit on July 31, 2008. The term of the Company’s permit is five years and the current coal mining permit expires September 22, 2013. Of the 192 permitted acres, approximately 59 acres were disturbed, 55 acres have been reclaimed and 3.5 acres remain disturbed as of fiscal year end 2009.  The current Carbon

Junction Coal Mine permit covers reclamation or disposition of existing surface coal mining related disturbance within the permit area.

Reclamation liability and financial warranties of $380,527 at fiscal 2009 year end:  The Company’s original bond amount for the reclamation of the Carbon Junction Coal Mine was $816,526 for a permitted area of approximately 192 acres containing approximately 59 disturbed acres.  Following partial reclamation of its Carbon Junction Coal Mine, on July 8, 2005 the Company submitted Technical Revision No. 13 to the CDRMS to update the Reclamation Liability Estimate.  On September 7, 2006, the CDRMS approved Technical Revision No.13 reducing the reclamation liability by $121,090, revising the financial warranty liability for reclamation of the Carbon Junction Coal Mine to $695,436 and removing 18.34 acres from the disturbed area of the permit.

On August 25, 2006 the Company applied for a Phase I Bond Release of the financial warranty, and approval of the bond release became final on May 23, 2008.  Approval criteria for a Phase I Bond Release states that “up to sixty percent of the applicable bond amount shall be released when the permittee has successfully completed backfilling, regrading, and drainage control in accordance with the approved reclamation plan.”  The amount of financial warranty applicable to the bond release area was $524,848.  Therefore the Phase I Bond Release amount was $314,909 (60% x $524,848), requiring a remaining financial warranty  in the amount of $380,527.  A discrepancy in calculation by the CDRMS regarding the Company’s remaining financial warranty resulted in a request on December 12, 2008 by the CDRMS that the Company increase its current financial warranty from $380,527 to $405,834.

On November 19, 2007, the Company submitted Technical Revision No. 15 for approval of sediment pond removal.  On January 28, 2008, the sediment pond removal was approved with conditions and in December 2008, reclamation of the sediment control system at the Carbon Junction Coal Mine was completed, with final revegetation of the reclaimed areas to be undertaken in May 2009.

On July 30, 2008, the Company submitted a Phase III bond release application seeking a monetary release of $237,356 of the then current $380,527 financial warranty.  As of the Company’s fiscal 2009 year end, approximately 3.5 disturbed acres remained to be reclaimed; however, the acreage is contained in a topsoil pile that is in excess to the requirements of reclamation of the mine site, and CDRMS has expressed a willingness to revise the current reclamation permit requirements to exclude the topsoil stock pile from being redisturbed or reclaimed.  A Technical Revision to the current permit regarding the topsoil stock pile is currently being prepared by the Company. The CDRMS has expressed concerns than an adequate demonstration of residential post-mining land use has not been implemented.  The full release of the Company’s financial warranty is subject to the CDRMS’s confirmation that either residential land use has been implemented or environmental responses, ground cover, vegetative habitat and re-growth have stabilized which may require two years or longer. On May 14, 2009, the CDRMS advised the Company that it had not demonstrated residential post-mining land use satisfactorily and its Phase III request for bond release had been denied. Phase II and Phase III Bond Releases are eligible for complete and final bond release after sediment control structures are reclaimed.  The Company did not submit a Phase II Bond Release application, however, because the Phase III Bond Release was denied based on the Company not adequately demonstrating residential post-mining land use, the Company expects to file a Phase II Bond Release application.

Current mining activities and inspections: The Company continued reclamation activities in fiscal 2009, and renewed its Carbon Junction Coal Mine permit, which covers reclamation or disposition of existing surface coal mining related disturbance within the modified permit area.  Inspections are conducted regularly by the CDRMS to determine that terms and conditions of the existing permit are being satisfactorily met. As needed in response to the inspections, the Company then performs compliance operations to conform to the CDRMS requirements cited in its report. The Company expects that inspections and operations will continue until the complete release of the reclamation liability and warranty. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Real Estate Held for Sale

Location:  An Alta Survey filed January 31, 2007 described the Durango Property as approximately 1,866 acres of land located in La Plata County, Colorado.  The major highways intersecting the City of Durango and La Plata County are US Highway 550 running North and South and US Highway 160 running East and West.  The Company’s land is aligned with US Highway 160 and is located on a mesa adjacent to and above the City of Durango.  The Durango Property is not currently within the city limits; however, certain portions of the Durango Property have common boundaries to the city.

Background:   The Company originally leased the Durango Property for coal mining purposes beginning in 1979, and in 1989 the lease expired. In October, 1990, the Company purchased approximately 1,800 acres on which the

Carbon Junction Coal Mine is sited and contains 192.77 acres permitted for coal mining purposes. See “Item 1. Description of Business.”   In fiscal 1995, following a  third party appraisal that resulted in the Company’s coal reserves being classified as uneconomic to produce competitively in the marketplace, the Company, in accordance with SEC guidelines, reported coal reserves owned by the Company as depleted and removed the asset from the Company’s balance sheet. The Company’s focus for the Durango Property changed from energy related to real estate opportunities.

Area Plan and plan approval process:  In September 2000, the Company filed an annexation application and conceptual plan with the City of Durango for approximately 1,100 acres of its property.  The Company became aware that, prior to any action by the city regarding annexation, a plan had to be developed and approved by the city for the area in which the Durango Property is located (the “Area Plan”).  The Area Plan evaluates land uses within a specific area to determine whether the uses will be compatible with each other.  Properties adjacent and nearby that may be impacted by the landowner requesting annexation are studied.  Impacts to resources of minerals, coal, oil and gas, as well as wildlife, archeological, geologic and environmental hazards, traffic, public facilities and infrastructure are reviewed.  Public hearings on the Area Plan provide a forum for neighborhood discussion and comment. Public meetings were held in fiscal years 2001, 2002 and 2003. The ideas, issues and concerns of the property owners, the Durango community, and city staff were used to prepare the Area Plan.  The Area Plan provides guidance for decisions in developing lands within the Area Plan consistent with the community’s larger vision for Durango.

Public Access and density issues were the primary issues that arose during the approval process of the Area Plan. The City Planning Department desired greater density and multiple routes for public access through the Durango Property. However, no paved secondary access road serving the Durango Property is required in accordance with the Area Plan until a traffic study determines the average daily traffic volume to and from the area will exceed 5,000 vehicle trips per day. The Area Plan supports approximately 1,500 to 3,000 residential units.

Approval of Area Plan:  The Area Plan, contemplating that approximately 1,202 acres of the Durango Property would be annexed, was adopted by the City of Durango’s Planning Commission in December 2003 and by the City Council in January 2004.

Annexation:  The next step in the process is for the City of Durango, when requested by the Company or any new owner (see “Decision to Sell the Durango Property,” below), to approve the Company’s annexation application. An annexation impact report is required to address the physical analysis of the annexation issue.  The current requirement is for the applicant to submit to the City of Durango an annexation application, a master plan for infrastructure, and a plan for its initial phase of development.  The city planners then  review, hold public hearings, and prepare a recommendation to the City Council to approve, approve with conditions or deny the annexation application and plan for development.   The Company is currently unable to estimate the timetable for the annexation process.

Durango Property division into thirty-five acre lots:   The Durango Property is located within La Plata County. In August 2007, the County of La Plata, Colorado (the “County”) adopted a new land use code to originally have an effective date of January 6, 2008.  The new code would place serious restrictions within the County on the creation of new parcels, location of building envelopes, view shed protections, hillside and ridge top limits on development, and stricter standards related to roads and water availability. In response to the expected changes to the County land use codes, the Company established fifty-four 35 acre parcels on the Durango Property and filed the plats with the County Clerk’s office.    Although the Board of County Commissioners delayed the effective date of the new code, it remains likely that it will be put into effect in substantially the same form in the future.

The platting of the parcels established building envelopes that are intended to ensure the right to build in the identified areas with fewer restrictions than the new code will require. The platting of the Durango Property into 35 acre parcels allows the ability to build one home on each of the parcels without approval of the Board of County Commissioners. In the event a decision is made by the Company or a new owner that annexation of the lands contained with the Area Plan into the City of Durango and development under the requirements of the City is not advantageous, 35 acre parcels provide development options for the Company or any purchaser of the Durango Property. In addition to but located outside the Area Plan, approximately 600 or more acres of the Durango Property are mountainous. These  mountainous acres are expected to remain within La Plata County jurisdiction and are a part of the 35 acre lots filings.

Plan concept:  Conceptual plans are subject to change.  The guidelines within the Area Plan reflect the principles found in traditional neighborhood developments  as well as  mixed-use development concept where residential villages would be within convenient walking or biking distance to nearby neighborhood squares intended as transitional areas of light business uses where shopping, services or office spaces would be provided to the nearby neighborhoods.  Small community parks, houses of worship and day care would be conveniently sited.  Residential densities would shift from high-density in the center of the village to medium or less density as the golf course or rims of the mesa are approached.  The Area Plan approved by the City of Durango incorporates areas of open space and preserves hillsides, gulches and other natural features of the terrain, while allowing residential, commercial and resort development opportunities around the proposed golf course and other recreational properties.  A substantial business park is envisioned to attract corporate home offices and local businesses to the area.

Decision to sell the Durango Property:  After obtaining approval of the Area Plan, the Company concluded, during the first quarter of fiscal 2005, that it would be prudent for it to attempt to sell the Durango Property.  The Company’s decision was based on several principal factors, one being the developments with respect to the health of Ms. Pautsky, the Chief Executive Officer and principal shareholder, who is the moving force behind the efforts to advance the Durango Property towards development. In fiscal 2004, Ms. Pautsky was diagnosed with a life-threatening form of cancer. In mid-2004, Ms. Pautsky received specialized treatment for her disease.  In November 2007, Ms. Pautsky received a second specialized treatment for her disease, responded well to treatment, and although treatment continues she has resumed normal activities. Because of concerns regarding Ms. Pautsky’s  health, the project size, the significant financial requirement by the Company, the number of years to complete and the risk involved to the Company in committing so much of its limited financial resources to one project, the Company decided to attempt to sell the Durango Property.  The Company’s officers, other than Ms. Pautsky, have not been actively involved with the Durango Property; however, in the event that the Company should not sell the Durango Property, the Company anticipates that Chi Chi Ray, Ms. Pautsky’s daughter and  long-term employee of the Company, would assume primary responsibility for the Durango Property.  Ms. Ray has been actively involved historically and to date with the Company’s actions in Colorado.

On April 4, 2006, the Company signed a contract to sell the Durango Property for $40,000,000, which contained an election by the buyer to terminate its contract in accordance with provisions in the agreement.  On June 12, 2006, the Company was notified of the buyer’s election to terminate its contract.

On October 18, 2006, the Company entered into a contract with another buyer for $35,000,000, with no provision to terminate the contract with the exception of proof of title.  On November 29, 2006, the Company announced the failure of the buyer to make good delivery of installment earnest money deposits following the death of the buyer’s principal that resulted in the buyer’s contract default. During fiscal year ended February 2009, the Company learned that the value of the buyer’s estate is not sufficient for payment of the earnest money deposits provided for in the contract.

Although discussions with potential buyers of the Durango Property continue, the Company has not entered into any further contracts to sell the Durango Property. The Company is not a distressed seller and continues to have strong expectations for the Durango Property.  However, real estate market conditions have been affected by the downturn of the real estate market environment created by subprime lending. See “Competitions and Markets” below.

Competition and Markets

Real estate market conditions:  The economic downturn of the real estate market arguably began as subprime mortgage lenders subsidized by Fannie Mae and Freddie Mac made loans available to low income home buyers with low interest rates and low monthly payments. When these subprime loans began to fail as interest rates began to increase and mortgage payment terms could not be met, this subprime environment collapsed and Fannie Mae and Freddie Mac began to experience financial issues as a result of their subsidies.  As home mortgage loan failures began to multiply, financial institutions began to fail and the lending environment became more stringent. Approximately one in ten home owners were experiencing foreclosure of their homes, the residential sales market became saturated, prices fell as supply increased and sellers had difficulty realizing a price when they sold their home that would cover their remaining loan cost.  Conditions in the marketplace as a result of subprime loans have affected all facets of real estate as buyers look to opportunities for investment in a lower priced, encumbered and afflicted environment of distressed sellers.  Real estate prices have been forced downward as distressed sellers compete for the limited buyers available as a result of stricter lending requirements, the consequence of subprime lending.

Real estate competitive conditions:  Two other Durango area developments are of significant size and could compete with the Durango Property development project. Three Springs is a 681 acre development that includes approximately 300 acres of open space.  It is being developed as a traditional neighborhood and its master plan provides for a multi-phase build-out that may stretch into the year 2030.  The development includes commercial space and is the home of a regional medical center and medical office complex.  Edgemont Ranch is another development located near Durango.  Edgemont Ranch is situated to the northeast of Durango and is expected to include approximately 1,000 homes on 1,400 acres.  Because of the size and the proximity of these projects to the Durango Property, they may compete with the Durango Property development project.

Oil and gas competitive conditions:  A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company.  Competition for desirable leases and suitable prospects, including obtaining services and materials for oil and gas operations, is weighted towards larger companies. In fiscal 2008 and 2009, the Company did not experience any difficulty in obtaining services and materials because of its lack of exploration and development activities.

Coal and gravel competitive conditions: The coal and gravel industries are also highly competitive.  Principal competitive factors in both industries are the vertical thickness of the over-burden above and between seams, product price and transportation costs.  In addition, with regard to coal, its quality is regulated by the Clean Air Act of 1990.   Also, the selling company must have the financial and organizational ability to meet long-term coal delivery requirements.  The Company has been unable to market its coal competitively and in accordance with regulations of the SEC does not account for coal reserves in its financial records.  The Company would consider leasing the Durango Property for gravel operations but has no intention of conducting gravel mining operations itself on the Durango Property.

Oil and gas market conditions:  The Company’s ability to produce and market oil and gas profitably depends upon a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted or anticipated.  The price of crude oil since the advent of oil futures trading is not controlled according to the traditional relationship between supply and demand, but by an elaborate financial market system primarily driven by large trader banks and hedge funds. Today, NYMEX in New York and the ICE Futures in London control global benchmark oil prices which in turn set most of the freely traded oil cargo prices via futures contracts on two grades of crude oil — West Texas Intermediate (“WTI”) and North Sea Brent (“Brent”).  Brent is used in spot and long-term contracts in global markets, notably, Russia, Nigeria, the European market and to some extent, Asia.  WTI historically has been the key benchmark for production in the United States. OPEC control of oil prices has diminished and Wall Street now plays an important role as the consequence of its market speculation directs the rise or fall of oil prices. Additional factors affecting the marketing of oil and gas include imports, refining capacities, current worldwide events, and actions by foreign producing nations.

Oil and gas prices were generally on an upward trend from the first quarter of fiscal 2003 until its peak in June 2008.  Such prices had a materially positive effect on the Company’s revenues.   In fiscal 2008 and 2009, the Company’s average oil price received was $76.57 and $91.17, respectively, which represents an increase of $14.60 per barrel (an increase of 19.07%) as compared to fiscal 2008.  After receiving record breaking prices for the first seven months of the 2009 fiscal year, prices at year end plummeted to an average of $34.48 per barrel.  Considering the current price declines in oil and gas prices in the marketplace, the Company expects that it will receive a significantly lesser average price for its product in fiscal 2010.  The Company’s average gas price received in fiscal 2008 and 2009 changed minimally. The Company’s revenues are significantly weighted in favor of oil production.

While certain of the Company’s gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 28, 2009. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Coal and gravel:  The Company’s coal operations in the past have been subject to extensive regulation under the Surface Mining Control and Reclamation Act of 1977 and the Colorado law of a similar nature and the Clean Air Act of 1990.  The effects of such regulations have been (i) to make it more costly for the coal to be marketed, (ii) to limit the customers for the coal to certain types of power plants and (iii) that economics are determined by quality parameters for coal. As a result of these limiting factors, the Company has been unable to market its coal competitively and in accordance with SEC regulations and does not account for coal reserves in its financial records. The Company’s gravel reserves are subject to comparable regulation, but compliance standards are less rigid.

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

Employees

As of May 18, 2009, the Company had four full-time employees and one part-time employee.  Three of the employees are located at the Company’s executive offices and two are field employees located in North Texas.  The Company considers its relations with its employees to be satisfactory.

ITEM 2.              PROPERTIES

Oil and Gas Properties

Reserves:  Reference is made to “Supplemental Oil and Gas Data (Unaudited)” included as supplemental information to the Financial Statements for additional information concerning:  (i) certain cost and revenue information pertaining to the Company’s oil and gas producing activities; (ii) estimates of the Company’s oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company’s oil and gas reserves and the changes in such standardized measure.  The engineering report with respect to the Company’s proved oil and gas reserves as of February 28, 2009 was prepared by Stephens Engineering, independent petroleum engineers, Wichita Falls, Texas (“Stephens Engineering”). At such date, all of the Company’s oil and gas reserves were located in the United States and in the states of Texas, Mississippi, Colorado and Oklahoma.

No reserve reports pertaining to the Company’s proved net oil or gas reserves were filed with any federal governmental authority or agency during the fiscal year ended February 28, 2009, and no major discovery is believed to have caused a significant change in the Company’s estimates of proved reserves since that date.

The following table reflects Stephens Engineering’s estimate of those quantities of oil and gas as of February 28, 2009 which can be produced from the Company’s proved developed reserves during the fiscal year ending February 28, 2010 using equipment installed and under economic and operating conditions existing at February 28, 2009:

Oil (Bbls)	5,623
Gas (MCF)	10,322

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.

Production:  The following table shows for each of the last three fiscal years the total production attributable to the Company’s oil and gas interests:

Fiscal Year Ended February 28(9),	Oil (Bbls)	Gas (MCF)
2009	16,088	19,860
2008	17,293	20,843
2007	18,707	20,749

Lifting costs and average sales prices:  The Company’s production (lifting) costs and average sales prices received during each of the last three fiscal years were as shown in the following table:

	Fiscal Year Ended February 28(9),
	2009	2008	2007
Lifting Costs

Per Equivalent Unit (Bbls)	$55.64	$44.20	$39.69

Average Sales Prices

Oil (per Bbl)	91.17	76.57	62.42
Gas (per MCF)	7.01	6.63	5.82

Sales contracts and major customers:  The Company does not own any refining facilities and sells its oil under short-term contracts at f.o.b. field prices posted by the principal purchasers of oil in the areas in which the Company’s producing properties are located.  During the fiscal year ended February 28, 2009, approximately 67.5% of the Company’s oil sales were to Teppco Crude Oil, L.P. (“Teppco”) and approximately 24.8% were to Sunoco, Inc.  During fiscal 2009, approximately 57.8% of the Company’s gas sales were under short-term contracts to Orion Pipeline, L.L.C. (“Orion”), approximately 18.4% were to Chevron U.S.A., Inc., and approximately 13.3% were to Targa North Texas LP.

Substantially all of the Company’s oil sales to Teppco and its gas sales to Orion were from the Company’s Madison County, Texas Property.

In the opinion of management, the termination of any of the Company’s sales contracts would not adversely affect the Company’s ability to sell its oil and gas production at comparable prices.

Developed acreage and productive wells:  As of February 28, 2009, the Company owned working and overriding royalty interests in 8,884 gross (2,812 net) acres of developed oil and gas leases and 51 gross (17 net) productive oil and gas wells.

The following table summarizes the Company’s developed acreage and productive wells as of February 28, 2009:

	Developed Acreage(1)				Productive Wells(1)(3)
	Gross(2)		Net(2)		Gross(2)		Net(2)
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
Texas:
Madison County	4,515	—	1,129	—	23	—	6.00	—
All Other Counties	3,000	1,047	1,426	252	22	3	9.58	1.09
Mississippi	40	—	.26	—	1	—	0.01	—
Colorado	—	242	—	4	—	1	—	0.02
Oklahoma	40	—	1	—	1	—	0.03	—

Total	7,595	1,289	2,556	256	47	4	15.62	1.11

(1)	Reversionary interests which may increase or decrease the interest shown have been disregarded for purposes of this table.

(2)

“Gross,” as it applies to acreage or wells, refers to the number of wells or acres in which an interest is owned by the Company. “Net,” as it applies to acreage or wells, refers to the sum of the fractional ownership interests owned by the Company in gross wells or gross acres.

(3)	Excludes 10 gross (4.40 net) shut-in wells; excludes 8 gross (3.30 net) water injection wells and 1 gross (.25 net) water supply well.

Undeveloped acreage:  The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 28, 2009:

State	Gross Acres (1)	Net Acres(1)
Texas	88	29

(1)

“Gross,” as it applies to acreage, refers to the number of acres in which an interest is owned by the Company. “Net,” as it applies to acreage, refers to the sum of the fractional ownership interests owned by the Company in gross acres.

In the absence of drilling activity which establishes commercial reserves sufficient to justify retention or renewal of leases, approximately 11.03% of the Company’s leases will expire in fiscal 2010 and 88.97% will expire in fiscal 2011.

Drilling activity:  The Company did not participate in drilling any development wells during the last three fiscal years and, as of February 28, 2009, the Company was not in the process of drilling or completing any wells.

Coal and Gravel Properties

Coal leases:  Leases covering coal deposits beneath the Durango Property in the Carbon Junction Coal Mine were acquired in October 1990 and have primary terms of 25 years, and unless renewed, expire in the year 2015. The Company’s leases cover a 25% interest in the coal.  The Company owns a 75% interest in the coal and the surface estate of approximately 1,640 acres.  The Company has the executive rights (i.e., the exclusive right to sign coal leases) on the leased 25% interest. No annual delay rentals or advance minimum royalties are required.   In 1991, the Company purchased the surface estate, the 75% interest in the coal and the executive rights to the remaining 25% interest in the coal of approximately 190 additional acres in La Plata County adjacent to the approximately 1,640 acres previously purchased.  The Company has not leased the remaining 25% interest in the coal.  By virtue of its fee and lease ownership and the executive rights it holds, the Company controls 100% of the above described tracts.

Coal mining permit approved by the CDRMS on September 22, 2008:   Coal deposits held in the Carbon Junction Coal Mine have been minimally permitted and disturbed by mining operations.  Of the approximately 1,830 acres owned and leased, approximately 192 acres were permitted by the CDRMS on September 22, 2008 for surface reclamation purposes after the expiration of its previous permit on July 31, 2008.  The term of the Company’s permit is five years and the current permit expires September 22, 2013.  The Carbon Junction Coal Mine permit covers reclamation or disposition of existing surface coal mining related disturbance within the permit area. See “Item 1 - Business - Carbon Junction Coal Mine.”

The Company also owns 55% of the gravel, oil, gas and other mineral rights with respect to the approximate 1,640 acre tract in La Plata County, Colorado and has the executive rights on the remaining 45%.  The permit to mine gravel held by FCM, previous operator of the gravel mine, contains 63.5 acres.  In fiscal 2006, FCM substantially reclaimed its gravel mining operation. The CDRMS released a portion of FCM’s financial warranty with regard to reclamation retaining approximately $104,000 in financial warranties.  In fiscal 2009, CDRMS records indicate that FCM requested a release of financial warranty and termination of the permit, which the CDRMS denied.  According to the CDRMS, FCM had not reclaimed its sediment pond and overburden pile within the gravel pit area, reclaimed a couple of lengths of diversion ditch, nor topsoiled and seeded those areas, nor had FCM reclaimed the electrical substation. Aggregate permits generally do not have a termination date.   See “Item 1. Business - Gravel Operations” and “Item 7. — Management’s Discussion and Analysisof Financial Condition and Results of Operation.”

Real Estate

The Durango Property held for sale by the Company contains 1,866 acres covering coal, gas and other minerals including gravel as described above in “Coal and Gravel Properties.”  Approximately 1,202 acres of such land is the subject of a planned mixed use development by the Company.  In the opinion of management, the Durango Property is adequately covered by insurance.  See “Item 1.Business - Real Estate Held for Sale.”

Office Building

The Company owns a one-story office building situated at 4613 Jacksboro Highway in Wichita Falls, Texas in which its executive offices are located.  The building is located on .519 acres of land and contains 5,117 square feet of space. The building was built in 1974 and is in overall good condition.  In the opinion of management, the office building is adequately covered by insurance.

ITEM 3.                LEGAL PROCEEDINGS

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended February 28, 2009 to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.                                                 MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, $0.04 par value, is traded in the over-the-counter market.  The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 29, 2008 and February 28, 2009 by quarters.  Such quotations were furnished to the Company by the National Quotation Bureau, LLC and were supplied by The National Association of Securities Dealers (“NASD”) through the NASD OTC Bulletin Board, the NASD’s automated system for reporting NON-NASDAQ quotes and the National Quotation Bureau’s Pink Sheets.  The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Period	High	Low

Fiscal Year Ended February 29, 2008:
Quarter Ended May 31, 2007	$7.00	$5.00
Quarter Ended August 31, 2007	8.75	5.80
Quarter Ended November 30, 2007	7.00	5.00
Quarter Ended February 29, 2008	7.25	5.00

Fiscal Year Ended February 28, 2009:
Quarter Ended May 31, 2008	10.50	6.00
Quarter Ended August 31, 2008	10.50	7.00
Quarter Ended November 30, 2008	7.50	4.00
Quarter Ended February 28, 2009	4.50	2.25

As of May 11, 2009, the approximate number of holders of record of the common stock of the Company was 406.

The Company did not pay any dividends during the two fiscal years ended February 29, 2008 and February 28, 2009.  There are currently no restrictions upon the Company’s ability to pay dividends. The Company’s Board of Directors has not approved a dividend in connection with the proposed sale of the Durango Property.  Although the Company’s Board of Directors will consider approving a dividend to distribute a portion of the net proceeds received from the sale of the Durango Property, if the sale is accomplished, the Company cannot assure you that such dividend will be approved or declared.

The Company has no publicly announced plans or programs to purchase its shares of common stock.

ITEM 7.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 8.

Results of Operations

The Company had a net loss of $652,703 ($0.15 per share) in the fiscal year ended February 28, 2009 compared to net income of $72,544 ($0.02 per share) in the fiscal year ended February 29, 2008. The Company experienced losses from operations in both the 2009 and 2008 fiscal periods; however, the loss from operations in fiscal 2008 was minimal and was offset by other income resulting in a profit in fiscal 2008.

Oil and gas revenues increased $12,584 (0.77%) in the fiscal year ended February 28, 2009.  The average oil price received resulted in increased oil revenue as sales volumes decreased.  Fees in the amount of $36,600 received by the Company both in fiscal 2009 and 2008 for serving as operator of most of the Company’s North Texas area properties are included in oil and gas revenues.

The following table compares the Company’s oil and gas revenues and average prices received by the Company and its sales volumes of oil and gas during fiscal 2009 with those of fiscal 2008:

	Fiscal 2009	Fiscal 2008	Percentage Difference
Oil:

Revenues	$1,434,279	$1,402,115	+2.29%
Volume (Bbls.)	15,732	18,312	-14.09%
Average Price (per Bbl.)	$91.17	$76.57	+19.07%

Gas:

Revenues	$170,619	$174,307	-2.12%
Volume (MCF)	24,345	26,306	-7.45%
Average Price (per MCF)	$7.01	$6.63	+5.73%

Non-material amounts of natural gas liquids revenues and sales volumes for both years are excluded from the foregoing table.

Although the Company’s revenues remained relatively stable in fiscal 2009 as compared to fiscal 2008, the Company sustained a substantial net loss as a consequence of the considerable decline in the price of oil experienced in latter fiscal 2009, concluding with a price received on February 28, 2009 of $32.82 for the Madison County, Texas Property.  The SEC guidelines provide that reserves that are part of a natural resource occurrence which can be economically and legally extracted at a profit at the time of the reserve determination are recordable to the Company.  As previously discussed, the Company’s reserve report used February 28, 2009 prices of $32.82 per barrel of oil and $3.26 per mcf of natural gas to calculate reserve value for the Madison County, Texas Property.  The reserve report stated that the Madison County, Texas Property waterflood unit was below the economic limit. Therefore, no future primary reserves were recordable by the Company for the property.  However, 599,059 barrels of proven undeveloped secondary oil reserves with an estimated future life of 20 years and 8 months were recoverable to the Company’s 25% working interest in the property by waterflooding the reservoir. See “Item 1. Business - Oil and Gas Operations.”

The Company’s revenues in fiscal 2009 from the Madison County, Texas Property increased $19,985 (2.13%) as higher average oil prices of $14.61 (an increase of 18.93%) per barrel received more than offset the decreased oil volumes of 1,380 (a decrease of 12.51%) barrels from the property.

The table below shows the primary increases, by property, incurred in the Company’s oil and gas operations which increased in total $814,133 (79.24%) in fiscal 2009 as compared to fiscal 2008.  The table does not include $65,994 (8.10% of total increase in operations) in increased write offs of expired undeveloped leases in Greg County, Texas or results from properties where the changes were deemed to be minimal for fiscal 2009 as compared to fiscal 2008.

Increases in:	Madison County, Texas*	North Texas	Smith County, Texas
Depletion and depreciation expense	$361,869	$(297)	$263
Asset retirement obligation accretion and depletion	176,625	14,914	4,487
Operations	142,197	33,843	9,865
Total increases in oil and gas operations	$680,691	$48,460	$14,615
Percentage of total increase in operations	83.61%	5.95%	1.80%

* See “Item 1. — Business - Oil and Gas Operations.”

The expenses of the Company’s coal and gravel operations increased $100,113 (253.65%) in fiscal 2009 primarily due to $92,491 in reclamation cost and $12,537 in testing and permitting costs.

Real estate development expense increased $133,868 (129.63%) in fiscal 2009 as compared to fiscal 2008 primarily due to increased ad valorem tax of $159,092 (277.94%) on the Durango Property due to a redetermination of value by the La Plata County Tax Assessor.  All other expenses decreased with the exception of minimal maintenance expense on the property, as no such expense occurred in fiscal 2008.

General and administrative expenses increased $62,862 (12.99%) primarily due to increased costs for professional fees and expenses for compliance with federal laws and regulations in the amount of $27,259, increased letter of credit fees in the amount of $17,245 and increased SEC reporting fees in the amount of $16,782.

Other income decreased $8,298 (4.62%) in fiscal 2009 compared to fiscal 2008. Other income consists of four primary components: (i) interest and dividend income, (ii) gains on sales of property, (iii) realized loss on investments and (iv) other income and expense, primarily partnership gains and losses and changes in estimates. Lower interest rates and slightly lower portfolio values resulted in decreased interest income in the amount of approximately $57,305 (42.19%) and decreased dividend income of $5,939 (40.69%).  The Company experienced a gain on the sale of assets of $208,611 in fiscal 2009 due to the sale of a workover rig and the salvage of remaining coal mining equipment with only a $18,517 gain realized from sales of assets in fiscal 2008.  The write-down of an investment security which was considered permanently impaired in fiscal 2009 resulted in an increase in expense in the amount of $124,143.  As to the remaining other income components, the Company’s income relating to its interest in the limited partnership which operates a small gas pipeline in the East Texas area was $2,541 more in fiscal 2009 than in fiscal 2008 and the Company had $13,547 in increased expense for fiscal 2009 due to a change in estimate.

The Company’s provision for income tax was a benefit in fiscal 2009 of $297,086, and an expense in fiscal 2008 of $84,357, resulting in a decrease of $381,443 (452.18%) in income tax expense in fiscal 2009.  This provision includes U.S. federal corporate and state income taxes.

The Company made no purchases of its common stock in fiscal 2009 as compared to purchases of 2,675 shares in fiscal 2008, and there were 4,260,242 shares outstanding at the February 28, 2009 fiscal year end.

Financial Condition and Liquidity

During fiscal 2009, the Company did not participate in any exploratory or development drilling and generally tried to restrict its expenditures. Investing activities were net users of cash in fiscal 2009 primarily due to purchases of approximately $4,476,000 in certificates of deposit with original maturities of more than three months, of which $1,990,000 have matured, leaving net purchases of approximately $2,486,000.  These purchases of certificates of deposit were the primary reason for the approximate $2,102,000 decrease in cash for fiscal 2009.

The Company’s decision to attempt to sell the Durango Property should eliminate the need for any substantial drawdown of the Company’s cash reserves or the need to obtain additional debt or equity financing. The Company expects to fund its contemplated oil and gas plugging and abandonment operations during fiscal 2010 and any purchases of the Company’s stock that it makes from its cash and cash equivalents, maturities of its certificates of deposit, any cash flow from its oil and gas properties, and sale of salvage from the abandoned wells.

The Company’s oil product received an average price of $91.17 in fiscal 2009 for all properties.  However, at year end, the average oil price for all properties had plummeted to $34.48.   The Company expects that the average price received for oil and gas in fiscal 2010 will be less than those received during fiscal 2009.  Although the Company has sufficient funds available for its use in operations, the Company is evaluating its options for reducing the cost required to maintain the Company’s operations as a result of the Company’s Madison County, Texas Property reserves being classified as uneconomical to produce at the $32.82 oil price on February 28, 2009 combined with the increasing cost of operations of the Madison County, Texas Property experienced by the Company in fiscal 2008 and 2009.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of the Company’s results of operations and financial condition and liquidity is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  The Company’s significant accounting policies are described in Note B of the notes to financial statements.  In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” the Company has identified certain of these policies as being of particular importance to the portrayal of the Company’s results of operations and financial position and which require the application of significant judgment by management.  The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The

Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:

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

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require the Company to record an impairment of the recorded book values associated with oil and gas properties.  In fiscal 2009, the Company recorded an impairment and partial write off of its Madison County, Texas Property. The price of oil per barrel plummeted in February 2009.  SEC S-X Rule 4-10 provides that reserves that are a part of a natural resource occurrence which can be economically and legally extracted at a profit at the time of the reserve determination are recordable to the Company. For the Madison County, Texas Property, the reserve report used the February 28, 2009 prices of $32.82 per barrel of oil and $3.26 per mcf of gas to calculate reserve value.  The results were that the Madison County, Texas Property waterflood unit was below the economic limit; therefore, no future primary reserves were recordable by the Company for the property.

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

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount.  Because the Madison County, Texas Property was classified as non economic, the wells were considered to be at the end of their useful lives for accounting purposes and the property’s retirement liability had to be recognized in fiscal 2009.  Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K and other materials filed by the Company with the SEC contain forward-looking statements relating to the Company’s operations and the oil and gas industry.  Such forward-looking statements are based on management’s current projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “believes,” “estimates,” “anticipates” and similar words.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially from what is expressed in such forward-looking statements.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oakridge Energy, Inc.

We have audited the accompanying balance sheets of Oakridge Energy, Inc. (the “Company”) as of February 28, 2009 and February 29, 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Fort Worth, Texas

June 12, 2009

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	February 28,	February 29,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$207,244	$2,309,055
Trade accounts receivable	131,686	277,722
Investment securities available for sale	72,992	77,252
Prepaid expenses and other	16,851	138,689
Certificates of deposit	2,483,931	—
Total current assets	2,912,704	2,802,718

Oil and gas properties, at cost, using the successful efforts method of accounting:
Proved developed properties	7,280,164	7,069,215
Less accumulated depletion and depreciation	7,001,515	6,430,729
Proved developed properties, net	278,649	638,486
Unproved properties	43,899	104,702
Net oil and gas properties	322,548	743,188

Coal and gravel properties, at cost:
Undeveloped properties	5,850,424	5,850,424
Mining and service equipment	—	2,333,783
Total coal and gravel properties	5,850,424	8,184,207
Less accumulated depletion and depreciation	5,589,936	7,923,719
Net coal and gravel properties	260,488	260,488

Other property and equipment, net of accumulated depreciation of $280,337 and $415,189, respectively	118,743	136,762

Real estate held for sale	3,168,107	3,135,073

Deferred income taxes	670,464	382,996

Other non-current assets	424,723	741,540

Total assets	$7,877,777	$8,202,765

See accompanying notes to financial statements.

	February 28,	February 29,
	2009	2008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$381,297	$184,113
Accrued expenses	39,946	35,131
Current portion of asset retirement obligations	88,696	236,695
Total current liabilities	509,939	455,939

Asset retirement obligations	505,904	264,079
Total liabilities	1,015,843	720,018

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	16,042,106	16,694,809
Accumulated other comprehensive loss	(22,326)	(54,216)
Stockholders’ equity before treasury stock	17,231,184	17,851,997
Less treasury stock, at cost; 5,897,561 shares	10,369,250	10,369,250
Total stockholders’ equity	6,861,934	7,482,747

Total liabilities and stockholders’ equity	$7,877,777	$8,202,765

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

	For Year Ended February 28(9),
	2009	2008
Oil and gas revenues	$1,643,972	$1,631,388

Operating expenses:
Oil and gas:
Impairment of oil and gas properties	558,986	—
Depletion, depreciation and accretion	36,690	32,500
Lease operating	1,245,853	994,896
Total oil and gas	1,841,529	1,027,396

Coal and gravel	139,582	39,469
Real estate development	237,135	103,267
General and administrative	546,703	483,841
Total operating expenses	2,764,949	1,653,973

Loss from operations	(1,120,977)	(22,585)

Other income:
Interest and dividend income	87,175	150,419
Gains on sale of property	208,611	18,517
Impairment of marketable securities available for sale	(124,143)	—
Other income (expense)	(455)	10,550
	171,188	179,486

Income (loss) before income taxes	(949,789)	156,901

Income tax expense (benefit)	(297,086)	84,357

Net income (loss)	$(652,703)	$72,544

Basic and diluted income (loss) per common share:

Net income (loss)	$(0.15)	$0.02

Weighted average shares outstanding	4,260,242	4,261,718

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended February 28(9), 2009 and 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Comprehensive Income (Loss)

Balance at March 1, 2007	$406,312	$805,092	$16,622,265	$(7,753)	$(10,351,194)	$7,474,722

Purchases of treasury stock	—	—	—	—	(18,056)	(18,056)

Net income	—	—	72,544	—	—	72,544	$72,544

Change in unrealized loss on investment securities, net of income taxes	—	—	—	(46,463)	—	(46,463)	(46,463)

Comprehensive income for year							$26,081

Balance at February 29, 2008	406,312	805,092	16,694,809	(54,216)	(10,369,250)	7,482,747

Purchases of treasury stock	—	—	—	—	—	—

Net loss	—	—	(652,703)	—	—	(652,703)	$(652,703)

Change in unrealized gain on investment securities, net of income taxes	—	—	—	31,890	—	31,890	31,890

Comprehensive loss for year							$(620,813)

Balance at February 28, 2009	$406,312	$805,092	$16,042,106	$(22,326)	$(10,369,250)	$6,861,934

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended February 28(9),
	2009	2008
Operating Activities
Net income (loss)	$(652,703)	$72,544
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of oil and gas properties	558,986	—
Depletion and depreciation	28,430	64,471
Accretion of discount on asset retirement obligations	24,891	20,104
Change in estimate of asset retirement obligation	13,547	(29,317)
Gain on sales of coal and gravel property	(20,000)	(500)
Gain on sales of other property and equipment	(188,611)	(18,017)
Gain on investment in limited partnership	(13,092)	(10,551)
Deferred income taxes	(303,720)	77,895
Impairment of marketable securities available for sale	124,143	—
Release of reclamation bond liability	435,999	—
Abandoned leaseholds	65,994	—
Changes in operating assets and liabilities:
Trade accounts receivable	146,036	(1,769)
Prepaid expenses and other	748	1,592
Accounts payable and accrued expenses	201,999	(108,630)
Asset retirement obligation	(13,547)	—
Net cash provided by operating activities	409,100	67,822

Investing Activities
Additions to investment securities	(69,410)	(50,506)
Additions to oil and gas properties	(147,205)	(59,316)
Additions to real estate held for sale	(33,034)	(60,216)
Purchase of certificates of deposit	(4,476,262)	—
Proceeds from maturities of certificates of deposit	1,990,000	—
Proceeds from sales of coal and gravel property and equipment	20,000	500
Proceeds from sales of other property and equipment	190,000	18,000
Proceeds from sales of other non-current assets	15,000	—
Net cash used in investing activities	(2,510,911)	(151,538)

Financing Activity
Purchases of treasury stock	—	(18,056)

Net decrease in cash and cash equivalents	(2,101,811)	(101,772)
Cash and cash equivalents at beginning of year	2,309,055	2,410,827

Cash and cash equivalents at end of year	$207,244	$2,309,055

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$6,634	$18,590

Supplemental Disclosure of Non-Cash Information
Change in unrealized gain (loss) on investment securities, net of income taxes	$31,890	$(46,463)

Additions to asset retirement obligation	$68,935	$4,809

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

February 28(9), 2009 and 2008

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

(a)  Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

(b)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.

(c)  Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income (“SFAS No. 130”).  SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the statements of changes in stockholders’ equity.  SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

(d)  Fair Value of Financial Instruments

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

(e)  Cash and Cash Equivalents

The Company considers all cash and highly liquid investments with original maturities of three months or less to be cash equivalents.

(f)  Trade Accounts Receivable

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

(g)  Investment Securities

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

The Company did not have any securities classified as held to maturity or trading as of February 28(9), 2009 and 2008.

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  In fiscal 2009, management determined that a security held as available for sale had been permanently impaired.  Therefore, an impairment charge of $124,143 is reflected in the accompanying statement of operations for 2009.  No such impairment charges were incurred in 2008.

Dividend and interest income are recognized when earned.  Gains and losses on securities sold are computed under the specific identification method.

(h)  Oil and Gas Properties

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

(i)  Coal and Gravel Properties

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

(j)  Other Property and Equipment

Depreciation on other property and equipment is calculated using accelerated and straight-line methods over the estimated useful lives of the assets. Upon sale or abandonment, the cost of the equipment and related accumulated depreciation are removed from the accounts and any gains or losses thereon are recognized.

(k)  Real Estate Held for Sale

Real estate held for sale is carried at cost, which does not exceed net realizable value. Real estate development and construction costs directly identifiable with such property are capitalized.  The cost of the property remains as a non-current asset since the Company may proceed with the development if it is unable to complete a sales transaction.

(l)  Impairment of Long-Lived Assets

The carrying value of property and equipment is periodically evaluated under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

Under SFAS No. 144, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis.  On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows.  During fiscal 2009, the Company recorded $558,986 in impairment losses related to its proved oil and gas properties, with no such losses recorded in 2008.  If estimated future cash flows are not achieved with respect to certain fields, additional write-downs may be required.

(m)  Investment in Partnership

The Company uses the equity method of accounting for its investment in a partnership.  The investment in partnership of approximately $44,000 and $46,000 at February 28(9), 2009 and 2008, respectively, are included in other non-current assets in the accompanying balance sheets.  The Company recognized income pertaining to its interest in the partnership of approximately $13,000 and $11,000 during fiscal 2009 and 2008, respectively, which are included in other income in the accompanying statements of operations.

(n)  Asset Retirement Obligations

The Company accounts for asset retirement obligations under SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”).  SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  Oil and gas producing companies incur this liability upon acquiring or drilling a well.  Under SFAS No. 143, an asset retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the accompanying balance sheet which is allocated to expense over the useful life of the asset.  Periodic accretion of the discount on asset retirement obligations is recorded as an expense in the accompanying statement of operations.

(o)  Revenue Recognition

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

(p)  Income Taxes

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

(q)  Earnings or Loss per Common Share

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

(r)  Impact of Recently Issued Accounting Standards

On July 13, 2006, the FASB released FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 requires companies to evaluate and disclose material uncertain tax positions it has taken with various taxing jurisdictions.  Management has reviewed FIN 48 and determined the adoption of FIN 48 did not materially affect the Company’s operating results, financial position, or future cash flows.  The Company adopted FIN 48 effective January 1, 2007.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”).  In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities, carried at fair value.  The adoption of this statement did not have a material impact on the Company’s results of operations or financial condition.  The Company does not currently expect the application of the fair value framework established by SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on the consolidated financial statements.  However, the Company will continue to assess the potential effects of SFAS 157 as additional information becomes available.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis.  The Company did not elect to adopt the fair value option on any assets or liabilities not previously carried at fair value.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full-cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

C.   Fair Value

Effective March 1, 2008, the Company adopted SFAS 157, except as it applies to non-financial assets and non-financial liabilities subject to FSP No. 157-2.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•                  Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•                  Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

•                  Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company’s cash equivalents and marketable securities are classified within Level 1 and the Company’s investment in partnership is classified as Level 3. Some of the inputs to this model are unobservable in the market and are significant.  Assets and liabilities measured at fair value are summarized below:

		Fair Value Measurement at February 28, 2009 Using:
	February 28, 2009	Quoted Prices In ActiveMarkets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$207,244	$207,244	$—	$—
Investment securities available for sale	72,992	72,992	—	—
Certificates of deposit	2,483,931	2,483,931	—	—
Non-current certificates of deposit	$380,527	$380,527	—	—
Investment in partnership	44,196	—	—	44,196
	$3,188,890	$3,144,694	$—	$44,196

The following table is a reconciliation of financial assets measured at fair value using unobservable inputs (Level 3) during the year ended February 28, 2009:

Investment in Partnership
Balance, beginning of year	$46,104
Distribution from partnership	(15,000)
Partnership income	13,092
Balance, end of year	$44,196

D.   Investment Securities

The amortized cost and fair value of the Company’s investment securities available for sale, as of February 28, 2009 was approximately $104,000 and $73,000, respectively.  The amortized cost and fair value of the Company’s investment securities available for sale, as of February 29, 2008 was approximately $159,000 and $77,000, respectively.

E.   Asset Retirement Obligations

Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties as well as the reclamation of the property surrounding the Company’s previous coal mining operations.  The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $357,000.

The liability has been accreted to its present value as of the end of each year.  The Company evaluated 83 wells, and has determined a range of abandonment dates between February 2009 and February 2038.

The following represents a reconciliation of the asset retirement obligations for the years ended February 28(9), 2009 and 2008:

	2009	2008
Asset retirement obligations at beginning of year	$500,774	$505,178
Revision to estimate	13,547	(29,317)
Additions to asset retirement obligation	68,935	4,809
Liabilities settled during the year	(13,547)	—
Accretion of discount	24,891	20,104
Asset retirement obligations at end of year	$594,600	$500,774

F.   Income Taxes

The Company’s income tax expense (benefit) attributable to income (loss) from operations consists of the following:

	Current	Deferred	Total
Year ended February 28, 2009:
U.S. Federal	$—	$(303,720)	$(303,720)
State and local	6,634	—	6,634
Income tax expense (benefit)	$6,634	$(303,720)	$(297,086)

Year ended February 29, 2008:
U.S. Federal	$—	$51,150	$51,150
State and local	6,462	26,745	33,207
Income tax expense	$6,462	$77,895	$84,357

Income tax expense (benefit) for the years presented differs from the “expected” federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax income (loss), as a result of the following:

	2009	2008
Computed “expected” tax expense (benefit)	$(322,928)	$53,346
State and local income taxes, net of federal income tax benefit	—	4,266
Change in state tax rate	—	26,745
Other, primarily revision of prior year provision estimate	25,842	—
Income tax expense (benefit)	$(297,086)	$84,357

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at February 28(9), 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$388,626	$285,695
Alternative minimum tax credit carryforward	98,033	98,033
Fixed assets	—	23,712
Marketable securities	52,918	27,929
Asset retirement obligations	202,164	170,263
Total deferred tax assets	741,741	605,632

Deferred tax liabilities:
Oil, gas and coal properties and other property and equipment, principally due to depletion and depreciation	(67,709)	(222,636)
Property and equipment	(3,568)	—
Total deferred tax liabilities	(71,277)	(222,636)
Net deferred tax asset	$670,464	$382,996

	2009	2008
Included in the balance sheet as:
Deferred income taxes, current	$—	$—
Deferred income taxes, non-current	670,464	382,996
Net deferred tax asset	$670,464	$382,996

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded.

At February 28, 2009, the Company has an alternative minimum tax credit carryforward of approximately $98,000, which has no expiration date and is available to reduce the Company’s future taxable income.  Additionally, at February 28, 2009, the Company has a net operating loss carryforward for federal taxes of approximately $1,143,000.  The net operating loss carryforward for federal taxes will expire in fiscal 2027 and is available to offset the Company’s future taxable income.

G.   Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Company is engaged in oil and gas, coal and gravel activities and real estate development.  The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs.  There are no major distinctions in geographical areas served as all operations are in the United States.  The Company measures segment profit (loss) as income (loss) from operations.  Business segment assets are those assets controlled by each reportable segment.  The following table sets forth certain information about the financial information of each segment for the years ended February 28(9), 2009 and 2008:

	2009	2008
Business segment revenue:
Oil and gas	$1,643,972	$1,631,388

Business segment profit (loss):
Oil and gas	$(197,557)	$603,992
Coal and gravel	(139,582)	(39,469)
Real estate development	(237,135)	(103,267)
General corporate	(546,703)	(483,841)
Loss from operations	(1,120,977)	(22,585)
Other income	171,188	179,486
Income (loss) before income taxes	$(949,789)	$156,901

Depreciation, depletion, and amortization:
Oil and gas	$11,800	$41,713
Coal and gravel	—	—
Real estate development	—	—
General corporate	16,630	22,758
Total depreciation, depletion, and amortization	$28,430	$64,471

	2009	2008
Capital expenditures:
Oil and gas	$147,205	$59,316
Real estate development	33,034	60,216
General corporate	—	—
Total capital expenditures	$180,239	$119,532

Assets:
Oil and gas	$3,933,061	$3,836,317
Coal and gravel	260,488	260,488
Real estate development	3,168,107	3,135,073
General corporate	516,121	970,887
Total assets	$7,877,777	$8,202,765

H.   Related Party Transactions

In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and related parties also own interests.

I.   Commitment and Contingency

As of February 28(9), 2009 and 2008, the Company has pledged interest-bearing cash deposits of $380,527 and $695,436, respectively, to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation based on future operations with respect to coal and gravel properties.  These pledged cash deposits are included in other non-current assets in the accompanying balance sheets.

J.   Risk Concentrations

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains deposits primarily in two financial institutions, which deposits may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”) or the Securities Insurance Protection Corporation (“SIPC”). The Company has not experienced any losses related to amounts in excess of FDIC or SIPC limits.

Oil sales to two customers, which accounted for more than 10% of the Company’s total oil sales, approximated $971,000 (67.5%) and $355,000 (24.8%) for the year ended February 28, 2009.  Two customers accounted for approximately $932,000 (66.2%) and $355,000 (25.3%) of the Company’s total oil sales for the year ended February 29, 2008.  Gas sales to three customers approximated $99,000 (57.8%), $31,000 (18.4%), and $23,000 (13.3%) of the Company’s total gas sales for the year ended February 28, 2009.  Three customers accounted for approximately $107,000 (61.6%), $28,000 (15.8%), and $19,000 (11.2%) of the Company’s gas sales for the year ended February 29, 2008.  Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $926,000 and $791,000 in 2009 and 2008, respectively.

K.   Quarterly Operating Results (Unaudited)

Quarterly results of operations for 2009 and 2008 were as follows:

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenues	$509,693	$598,182	$359,095	$177,002	$1,643,972

Income (loss) from operations	2,013	(59,766)	(190,921)	(872,303)	(1,120,977)

Net income (loss)	$31,313	$(24,345)	$(67,432)	$(592,239)	$(652,703)

Basic and diluted income (loss) per common share	$0.01	$(0.01)	$(0.02)	$(0.13)	$(0.15)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenues	$336,953	$346,553	$481,464	$466,418	$1,631,388

Income (loss) from operations	(86,769)	(93,125)	71,539	85,770	(22,585)

Net income (loss)	$(19,868)	$(33,073)	$86,509	$38,976	$72,544

Basic and diluted income (loss) per common share	$(0.00)	$(0.01)	$0.02	$0.01	$0.02

OAKRIDGE ENERGY, INC,

L.  SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the years ended February 28(9), 2009 and 2008, as follows:

	2009	2008
Acquisition of proved properties	$142,014	$57,183
Acquisition of unproved properties	$5,191	$2,133
Exploration costs	$65,994	$—

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the years ended February 28(9), 2009 and 2008:

	2009	2008
Revenues	$1,643,972	$1,631,388
Production costs	(1,179,859)	(994,896)
Depletion, depreciation, accretion and valuation provisions	(595,676)	(32,500)
Exploration costs	(65,994)	—
	(197,557)	603,992
Income tax (expense) benefit	67,169	(205,357)
Results of operations for producing activities (excluding corporate overhead and interest costs)	$(130,388)	$398,635

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

	Oil (Bbls)	Gas (MCF)
Proved developed and undeveloped reserves:
Balance at March 1, 2007	654,088	193,354
Revisions of previous estimates	38,900	61,487
Production	(17,293)	(20,843)
Balance at February 29, 2008	675,695	233,998
Revisions of previous estimates	(15,807)	(134,168)
Production	(16,088)	(19,860)
Balance at February 28, 2009	643,800	79,970

Proved developed reserves:
February 28, 2007	144,447	193,354
February 29, 2008	210,810	233,998
February 28, 2009	44,741	79,970

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

Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves.  Future price changes were considered only to the extent provided by contractual arrangements in existence at year end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were computed by applying the year-end statutory tax rate, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves.  The standardized measure of discounted future cash flows at February 28(9), 2009 and 2008, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2009	2008
Future cash inflows	$20,478,971	$62,755,404
Future production and development costs	(7,999,638)	(16,179,666)
Future income tax expenses	(1,844,054)	(7,492,192)
Future net cash flows	10,635,279	39,083,546
10% annual discount for estimated timing of cash flows	(3,143,919)	(12,773,406)
Standardized measure of discounted future net cash flows	$7,491,360	$26,310,140

Beginning of year	$26,310,140	$16,325,760
Sales of oil and gas, net of production costs	(464,113)	(636,492)
Extensions, discoveries, and improved recoveries, less related costs	—	—
Accretion of discount	2,631,014	1,632,576
Net change in sales and transfer prices, net of production costs	(18,586,017)	10,159,660
Changes in estimated future development costs	—	—
Net change in income taxes	6,970,252	(3,479,900)
Changes in production rates (timing and other)	(8,948,155)	369,393
Revisions of previous quantities	(421,761)	1,939,143
End of year	$7,491,360	$26,310,140

ITEM 9.                                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change its independent registered public accounting firm or have any disagreements with them on accounting and financial disclosure issues in the fiscal year ended February 28, 2009.

ITEM 9A(T).                 CONTROLS AND PROCEDURES

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

Our management, namely our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based upon that evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report because of certain deficiencies involving internal control over financial reporting that constituted material weaknesses as discussed below.

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

Our management, namely our Chief Executive and Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified was that the Company does not have the required technical expertise to properly calculate complex oil and gas required disclosures for FAS 109 income taxes and relies on outside sources for that calculation.

We have not implemented a control to mitigate the material weakness related to FAS 109 calculations and disclosures.  At any time, if it appears that a control can be implemented to mitigate such material weaknesses, the Company expects to implement the control. This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 9B.                                      OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table provides certain information pertaining to the Company’s directors and executive officers:

Name and Age	Business Experience and Current Positions With Company	Year First Became Director

Sandra Pautsky — 67	Chairperson of the Board of Directors of the Company since July 1998, President and Chief Executive Officer since June 1998 and Secretary-Treasurer since May 1992	1986
Danny Croker — 59	Member of the Board of Directors, Vice President and Assistant Secretary - Treasurer of the Company since May 1992 and owner of Exlco, Inc., oil and gas operations	1992
Randy Camp — 56	Member of the Board of Directors, partner in the firm of Moore, Camp, Phillips & Co., L.L.P. (or its predecessor firms), Certified Public Accountants, Wichita Falls, Texas for more than the past five years	1992

Mr. Croker is Ms. Pautsky’s stepbrother.  There are no other family relationships among any of the directors or executive officers of the Company.  Ms. Pautsky may be considered to be the controlling stockholder of the Company by virtue of her beneficial ownership of approximately 52.11% of the Company’s outstanding common stock and her positions with the Company.  See “Item 12.-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  Each of the directors and executive officers holds office from the date of his or her election for a period of one year or until his or her successor has been elected.  None of the directors or executive officers is involved, nor has been involved during the past five years, in any legal proceedings in which he or she is a party adverse or has a material interest adverse to the Company.  None of the directors or executive officers has been involved in any legal proceedings which are material to an evaluation of his or her ability or integrity.

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

Based solely on the Company’s review of copies of forms it received and on written representations from the foregoing persons, the Company believes that during the fiscal year ended February 28, 2009 all filing requirements under Section 16(a) of the Exchange Act were met on a timely basis by such persons.

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

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.  Pursuant to the requirements of Item 406 of Regulation S-K, the Company’s “Code of Ethical Conduct for Senior Officers,” which is currently in effect, is filed as Exhibit 14 to this Annual Report.

ITEM 11.                                         EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation for services in all capacities to the Company for each of the last three fiscal years of the Company’s Chief Executive Officer.  No other executive officer of the Company received total annual salary and bonus exceeding $100,000 in any of such years.

	Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)	Total

Sandra Pautsky	2009	$125,000	$10,417	$195	$135,612
President and	2008	125,000	10,417	163	$135,580
Chief Executive Officer	2007	101,667	10,417	174	$112,258

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

Executive officers of the Company who are also directors do not receive any fee or remuneration for services as members of the Board of Directors.  Mr. Camp, the only director who is not an employee of the Company, received an annual fee of $3,000 for serving as a director in the fiscal year ended February 28, 2009.

The following table sets forth information concerning compensation of our director who is not also an executive officer for fiscal 2009:

Director Compensation Table as of February 28, 2009

Name	Fees Earned or Paid in Cash	Total
Randy Camp	$3,000	$3,000

ITEM 12.                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of the Company’s common stock as of May 8, 2009 by:  (i) each person known by the management of the Company to own more than 5% of the Company’s outstanding common stock; (ii) each executive officer and director; and (iii) the executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount Beneficially Owned		Percent of Class
Sandra Pautsky	2,219,928	(1)	52.11%
4613 Jacksboro Highway
Wichita Falls, Texas 76302

Flem Noel Pautsky, Jr. Trust	908,247		21.31
4613 Jacksboro Highway
Wichita Falls, Texas 76302

West Coast Asset Management	672,789		15.79
2151 Alessandro Drive
Ventura, CA 93001

Noel Pautsky Trust	536,062		12.58
4613 Jacksboro Highway
Wichita Falls, Texas 76302

Danny Croker	—		—
4613 Jacksboro Highway
Wichita Falls, Texas 76302

Randy Camp	100		*
1400 Eleventh St.
Wichita Falls, Texas 76301

Executive officers and directors as a group (three persons)	2,220,028	(2)	52.11%

*	Represents less than 1% of outstanding common stock.

(1)

Includes: (i) 635,155 shares owned directly by Ms. Pautsky; (ii) 536,062 owned by the Noel Pautsky Trust of which Ms. Pautsky is the Trustee and one of four beneficiaries; (iii) 140,464 shares owned by the Noel Pautsky Marital Trust, of which Ms. Pautsky is the Trustee and (iv) 908,247 shares owned by the Flem Noel Pautsky, Jr. Trust, of which Ms. Pautsky is the Trustee. Ms. Pautsky disclaims any beneficial ownership of the shares owned by the Noel Pautsky Trust in excess of 125,000 shares. Ms. Pautsky also disclaims any beneficial ownership of the shares owned by the Flem Noel Pautsky, Jr. Trust and the Noel Pautsky Marital Trust.

(2)	Includes all shares beneficially owned by Ms. Pautsky, Mr. Croker and Mr. Camp.

The Company does not have any securities authorized for issuance under equity compensation plans.

ITEM 13.                                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Ms. Pautsky is an executive officer, director and beneficial owner of in excess of 5% of the Company’s outstanding common stock.  In addition, the Flem Noel Pautsky, Jr. Trust and the Noel Pautsky Trust are the beneficial owners of in excess of 5% of the Company’s outstanding common stock.

Ms. Pautsky is the trustee of the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Trust and the Noel Pautsky Marital Trust.  Ms. Pautsky and the Flem Noel Pautsky, Jr. Trust each own undivided working interests in certain of the oil and gas leases in the North Texas area in which the Company also owns an undivided working interest and of which the Company serves as the operator.  In accordance with standard operating procedures, the Company submits joint interest billings to such related parties and the other unaffiliated working interest owners in the properties which the Company operates on a monthly basis for their respective pro-rata shares of the costs incurred on the properties and the Company’s fee for serving as operator for the preceding month.  In addition, Exlco, Inc. (“Exlco”), 100% of whose outstanding stock is owned by Mr. Croker, an executive officer and director, is allocated and bears a portion of the Company’s office rent and supplies.  Ms. Pautsky, the Flem Noel Pautsky, Jr. Trust, the Noel Pautsky Marital Trust, the Jimmy Pautsky Trust and Shawn Price (Ms. Pautsky’s son) are allocated and bear a portion of the Company’s accounting expense.

At February 28, 2007, Ms. Pautsky, the Flem Noel Pautsky, Jr. Trust, Shawn Price and Exlco had accounts payable to the Company, representing their then unpaid joint interest and other billings, aggregating $2,092. During the two fiscal years ended February 28, 2009, the Company submitted monthly joint interest and other billings to such parties and the two new entities listed above (the Noel Pautsky Marital Trust and the Jimmy Pautsky Trust) totaling $58,933, and such parties paid the Company an aggregate of $54,882 with respect to such joint interest and other billings, leaving a balance of $6,143 owed to the Company at February 28, 2009.

The Company’s Board of Directors consists of Sandra Pautsky, Danny Croker and Randy Camp.  Mr. Camp is independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. listing standards.

ITEM 14.                                        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The independent registered public accounting firm of Whitley Penn LLP (“Whitley Penn”) audited the financial statements of the Company for the fiscal year ended February 28, 2009.  Whitley Penn has audited the Company’s financial statements for each of the ten fiscal years ended February 28, 2009.

Audit Fees

Fees billed by Whitley Penn for the fiscal year 2008 and 2009 audits of the Company’s financial statements and the reviews of quarterly reports on Form 10-Q and Form 10-QSB during such years were $62,378 and $59,888, respectively.

Audit-Related Fees

The Company did not incur any audit-related fees from Whitley Penn during the fiscal year ended February 28(9), 2008 or 2009.

Tax Fees

Fees billed by Whitley Penn to the Company for preparation of the Company’s federal income tax return for the fiscal year ended February 29, 2008 and fiscal year ended February 28, 2009 were $11,950 and $14,000, respectively.

All Other Fees

Fees billed by Whitley Penn to the Company for consulting services related to its Durango Property for the fiscal year ended February 29, 2008 was $2,724, which included an overpayment of $1,362.  This amount was credited to the Company during the fiscal year ended February 28, 2009.

Pre-Approval Policies and Procedures

As indicated under Item 10, the Company does not have a separately-designated audit committee and the Board of Directors of the Company acts in that capacity.  Prior to the Company’s engagement of Whitley Penn to render the audit and non-audit services set forth above, such engagement was approved by the Company’s Board of Directors.

PART IV

ITEM 15.                                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document Description
3(i)(a)	Articles of Incorporation of the Company dated May 9, 1969 filed as Exhibit A (1) to the Company’s Form 10 and incorporated herein by reference.

3(i)(b)	Amendment to Articles of Incorporation of the Company dated October 22, 1982 filed as Exhibit 3. (I)(B) Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

3(ii)	By-Laws of the Company dated May 23, 1975 filed as Exhibit A (4) to Form 10 and incorporated herein by reference.

14	Code of Ethical Conduct of Senior Officers filed as Exhibit 14 to the Company’s Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

31(i)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE ENERGY, INC.

By:	/s/ Sandra Pautsky
Sandra Pautsky, President

DATE: June 12, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Sandra Pautsky	By:	/s/ Danny Croker
	Sandra Pautsky, President,		Danny Croker, Director, Vice President and
	Chief Executive Officer and Director		Assistant Secretary-Treasurer

DATE: June 12, 2009			DATE: June 12, 2009

By:	/s/ Randy Camp
Randy Camp, Director

DATE: June 12, 2009

EXHIBITS.

Exhibit No.	Document Description
3(i)(a)	Articles of Incorporation of the Company dated May 9, 1969 filed as Exhibit A (1) to the Company’s Form 10 and incorporated herein by reference.

3(i)(b)

Amendment to Articles of Incorporation of the Company dated October 22, 1982 filed as Exhibit 3. (I)(B) to the Company’s Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

3(ii)	By-Laws of the Company dated May 23, 1975 filed as Exhibit A (4) to Form 10 and incorporated herein by reference.

14	Code of Ethical Conduct of Senior Officers filed as Exhibit 14 to the Company’s Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

31(i)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).