Form 10-Q
period 2009-05-31
OAKRIDGE ENERGY INC
filed 2009-07-15
CIK 216748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐  No ☒.

As of July 14, 2009, 4,260,242 shares of the registrant’s common stock, par value, $0.04 per share, were outstanding.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	May 31,	February 28,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,008,961	$207,244
Trade accounts receivable	77,588	131,686
Investment securities available for sale	195,275	72,992
Prepaid expenses and other	13,082	16,851
Certificates of deposit	1,233,891	2,483,931
Total current assets	2,528,797	2,912,704

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $7,003,566 and $7,001,515, respectively	320,497	322,548

Coal and gravel properties, at cost, net of accumulated depreciaton of $5,589,936	260,488	260,488

Other property and equipment, net of accumulated depreciation of $284,249 and $280,337, respectively	114,831	118,743

Real estate held for sale	3,168,107	3,168,107

Deferred income taxes	712,890	670,464

Other non-current assets	424,723	424,723

Total assets	$7,530,333	$7,877,777

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS (continued)

	May 31,	February 28,
	2009	2009
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,329	$381,297
Accrued expenses	86,096	39,946
Current portion of asset retirement obligations	72,118	88,696
Total current liabilities	235,543	509,939

Asset retirement obligations	506,442	505,904
Total liabilities	741,985	1,015,843

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	15,954,551	16,042,106
Accumulated other comprehensive loss	(8,357)	(22,326)
Stockholders’ equity before treasury stock	17,157,598	17,231,184
Less treasury stock, at cost; 5,897,561 shares	10,369,250	10,369,250
Total stockholders’ equity	6,788,348	6,861,934

Total liabilities and stockholders’ equity	$7,530,333	$7,877,777

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended May 31,
	2009	2008
Oil and gas revenues	$227,102	$509,693

Operating expenses:
Oil and gas	213,592	317,222
Coal and gravel	6,440	6,127
Real estate development	72,414	20,341
General and administrative	142,629	163,990
Gain on sale of property	(56,000)	(20,000)
Total operating expenses	379,075	487,680

Income (loss) from operations	(151,973)	22,013

Interest and other, net	13,062	27,667

Income (loss) before income taxes	(138,911)	49,680

Income tax expense (benefit)	(51,356)	18,367

Net income (loss)	$(87,555)	$31,313

Basic and diluted income (loss) per common share:

Net income (loss)	$(0.02)	$0.01

Weighted average common shares outstanding	4,260,242	4,260,242

Comprehensive income (loss) for the three months ended May 31, 2009 and 2008 was ($73,586) and $43,292, respectively.  Included in comprehensive income (loss) is the change in available for sale securities, net of tax.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended May 31,
	2009	2008
Operating Activities
Net income (loss)	$(87,555)	$31,313
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	5,963	13,970
Accretion of discount on asset retirement obligations	552	5,657
Deferred income taxes	(49,623)	16,571
Release of reclamation bond liability	—	435,999
Abandoned leasehold	—	25,073
Loss on certificate of deposit	(234)	—
Gain on sales of oil and gas properties	(56,000)	—
Gain on sales of coal and gravel properties	—	(20,000)
Changes in operating assets and liabilities:
Trade accounts receivable	54,098	(21,059)
Prepaid expenses and other	3,769	3,254
Accounts payable	(303,968)	10,950
Accrued expenses	46,150	20,506
Asset retirement obligation	(16,592)	—
Net cash provided by (used in) operating activities	(403,440)	522,234

Investing Activities
Additions to investment securities available for sale	(100,343)	(43,353)
Additions to oil and gas properties	—	(3,677)
Additions to real estate held for sale	—	(33,034)
Purchase of certificates of deposit	(250,500)	—
Proceeds from maturities of certificates of deposit	1,500,000	—
Proceeds from sales of oil and gas properties	56,000	—
Proceeds from sales of coal and gravel properties	—	20,000
Proceeds from sales of other non-current assets	—	15,000
Net cash provided by (used in) investing activities	1,205,157	(45,064)

Net increase in cash and cash equivalents	801,717	477,170
Cash and cash equivalents at beginning of quarter	207,244	2,309,055

Cash and cash equivalents at end of quarter	$1,008,961	$2,786,225

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$7,894	$6,462

Supplemental Disclosure of Non-Cash Information
Change in unrealized income on investment securities, net of income taxes	$13,969	$11,979

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

Notes to Financial Statements

(Unaudited)

A.            Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-K for the three month periods ended May 31, 2009 and 2008 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the fiscal year ended February 28, 2009 included in the Annual Report on Form 10-K of Oakridge Energy, Inc (the “Company”) filed with the Securities and Exchange Commission (the “SEC”).  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.  Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending February 28, 2010.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2009.

B.            Impact of Recently Issued Accounting Standards

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

C.            Fair Value

Effective March 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 clarifies that fair value is an exit price,

representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•                  Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•                  Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

•                  Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company’s cash equivalents and marketable securities are classified within Level 1 and the Company’s investment in partnership is classified as Level 3. Some of the inputs to this model are unobservable in the market and are significant.  Assets measured at fair value are summarized below:

		Fair Value Measurement at May 31, 2009 Using:
	May 31, 2009	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,008,961	$1,008,961	$—	$—
Investment securities available for sale	195,275	195,275	—	—
Certificates of deposit	1,233,891	1,233,891	—	—
Non-current certificates of deposit	380,527	380,527	—	—
Investment in partnership	44,196	—	—	44,196
	$2,862,850	$2,818,654	$—	$44,196

There were no changes to the financial assets measured at fair value using unobservable inputs (Level 3) during the quarter ended May 31, 2009.

D.            Reclassifications

Certain prior period amounts have been reclassified on the financial statements to conform to current period presentation.

E.              Segment Information

Information regarding operations and assets by segment is as follows:

	For the three months ended May 31,
	2009	2008
Business segment revenue:
Oil and gas	$227,102	$509,693

Business segment profit (loss):
Oil and gas	$69,510	$192,471
Coal and gravel	(6,440)	13,873
Real estate development	(72,414)	(20,341)
General corporate	(142,629)	(163,990)
Income (loss) from operations	(151,973)	22,013
Interest income and other, net	13,062	27,667
Income (loss) before income taxes	$(138,911)	$49,680

	As of	As of
	May 31, 2009	February 28, 2009

Total assets:
Oil and gas	$3,593,299	$3,933,061
Coal and gravel	260,488	260,488
Real estate held for sale	3,168,107	3,168,107
General corporate	508,439	516,121
	$7,530,333	$7,877,777

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and the Notes to Condensed Financial Statements contained in this report.

Results of Operations

Net Income (Loss). The Company had a net loss of $87,555 ($0.02 per share) for the three months ended May 31, 2009 (the “2009 period”) compared to net income of $31,313 ($0.01 per share) for the three months ended May 31, 2008 (the “2008 period”) as a result of decreased oil and gas revenues and increased real estate development expense for the 2009 period as compared to the 2008 period.

Revenues. Oil and gas revenues were $227,102 for the 2009 period, compared to $509,693 for the 2008 period, representing a decrease of $282,591 (55.44%), primarily due to a decrease in the Company’s average price received for oil and gas sales during the 2009 period.   The following table compares the Company’s oil and gas revenues, sales volumes and average prices received during the 2009 period with those received during the 2008 period:

	Three Months Ended May 31, 2009	Three Months Ended May 31, 2008	Percentage Difference
Oil:
Revenues	$202,967	$450,858	-54.98%
Volume (Bbls.)	4,194	3,959	5.94%
Average Price (per Bbl.)	$48.40	$113.87	-57.50%

Gas:
Revenues	$14,985	$49,686	-69.84%
Volume (mcf)	5,794	5,655	2.46%
Average Price (per mcf)	$2.59	$8.79	-70.53%

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing table.

Madison County, Texas Property. The Company’s principal producing oil and gas property in Madison County, Texas (the “Madison County, Texas Property”) is in the process of being waterflooded.  Although oil sales volumes increased 86 barrels and gas sales volumes increased 1,018 mcf for the 2009 period as compared to the 2008 period, significantly lower oil and gas prices received by the Company in the 2009 period resulted in a decrease of $159,130 (56.80%) in oil and gas revenues from the property. Although operation expenses on the property decreased for the 2009 period as compared to the 2008 period, the significant decrease in the Company’s average price received for oil and gas sales resulted in a loss from the property.

Gravel. As of fiscal 1994, gravel is no longer mined from the Company’s property in Durango, Colorado (the “Durango Property”).  Four Corners Materials (“FCM”), the former operator of the gravel mine, partially reclaimed the property in fiscal 2006 and received a partial release of its reclamation warranty. In fiscal 2009, the Colorado Division of Reclamation, Mining, and Safety (the “CDRMS”) records indicate that FCM requested a release of financial warranties and termination of the gravel permit, which the CDRMS denied. According to the CDRMS, FCM had not reclaimed its sediment pond and overburden pile within the gravel permit area, had not reclaimed a couple of lengths of diversion ditch, had not topsoiled and seeded those areas, and had not reclaimed the electrical substation. The CDRMS continues to hold $104,000 of FCM’s financial warranty for completion of the gravel mine reclamation.

Coal. The Company’s Carbon Junction Coal Mine permit covers 192 acres, and approximately 3.5 acres remained disturbed as of the fiscal year ended 2009. The Carbon Junction Coal Mine is located in La Plata County, Colorado. On August 25, 2006, the Company applied for a Phase I Bond Release of its financial warranty on the Carbon Junction Coal Mine, and approval of the bond release became final on May 23, 2008.  Approval criteria for a Phase I Bond Release states that “up to sixty percent of the applicable bond amount shall be released when the permittee has successfully completed backfilling, regrading, and drainage control in accordance with the approved reclamation plan.”  The amount of financial warranty applicable to the bond release area was $524,848.  Therefore the Phase I Bond Release amount was $314,909 (60% x $524,848), requiring a remaining financial warranty in the amount of $380,527. A discrepancy in calculation of the Phase I Bond Release by the CDRMS regarding the Company’s remaining financial warranty resulted in a request on December 12, 2008 by the CDRMS that the Company increase its current financial warranty from $380,527 to $405,834.

On November 19, 2007, the Company submitted Technical Revision No. 15 for approval of sediment pond removal.  On January 28, 2008, the sediment pond removal was approved with conditions and in December 2008, reclamation of the sediment control system at the Carbon Junction Coal Mine was completed, with final revegetation of the reclaimed areas undertaken in April 2009.

On July 30, 2008, the Company submitted a Phase III bond release application seeking a monetary release of $237,356 of the then current $380,527 financial warranty.  As of the Company’s fiscal 2009 year end, approximately 3.5 disturbed acres remained to be reclaimed; however, the acreage is contained in a topsoil pile that is in excess to the requirements of reclamation of the mine site, and the CDRMS has expressed a willingness to revise the current reclamation permit requirements to exclude the topsoil stock pile from being redisturbed or reclaimed.  The CDRMS has expressed concerns that an adequate demonstration of residential post-mining land use has not been implemented.  The full release of the Company’s financial warranty is subject to the CDRMS’s confirmation that either residential land use has been implemented or environmental responses, ground cover, vegetative habitat and re-growth have stabilized which may require two years or longer. On May 14, 2009, the CDRMS advised the Company that it had not demonstrated residential post-mining land use satisfactorily and its Phase III request for bond release had been denied.

Expenses. The Company’s oil and gas operations expense for the 2009 period was $213,592 compared to $317,222 for the 2008 period, representing a decrease of $103,630 (32.67%). The Company’s lease operating expenses decreased $59,302 (25.72%) for the 2009 period as compared to the 2008 period. Expenses for oil and gas operations on all leases decreased with the exception of those leases in Freestone, Panola, and Red River Counties, Texas. Primarily all categories of expense decreased or were similar to the 2008 period with the exception of repairs to pumping units and rods for the Madison County, Texas Property, which increased in the 2009 period as compared to the 2008 period. Production taxes decreased $12,833 (56.11%) for the 2009 period compared to the 2008 period due to lower oil and gas revenues. Payroll expense increased $5,652 (60.81%). All other categories of oil and gas expense either decreased or were similar to the 2008 period. The Company did not incur any exploration or dry hole expense charges during either the 2009 period or the 2008 period. The Company has restricted its oil and gas exploration activities in recent fiscal years as it has conserved its limited resources for utilization on (i) a secondary recovery waterflood project on its principal oil and gas producing property in Madison County, Texas, (ii) its proposed real estate project in Durango, Colorado and (iii) reclamation of its Carbon Junction Coal Mine in La Plata County, Colorado.

The expenses of the Company’s coal and gravel operations for the 2009 period were $6,440 as compared to $6,127 for the 2008 period resulting in a minimal increase of $313 in the 2009 period. These expenses will continue until final reclamation of the Carbon Junction Coal Mine and full release of the financial warranty required under the mine permit is obtained from the CDRMS.

The Company incurred real estate development expenses of $72,414 for the 2009 period, compared to $20,341 in the 2008 period, representing an increase of $52,073 (256.00%) as a result of increased ad valorem taxes resulting from the subdivision of the Durango Property into 35 acre lots and increased legal expenses.  All other categories of expense decreased or were similar as compared to the 2008 period.

General and administrative expenses for the 2009 period were $142,629 as compared to $163,990 for the 2008 period, representing a decrease of $21,361 (13.03%).  The decrease was primarily attributable to fees related to compliance with federal securities laws in the 2008 period that were not incurred in the 2009 period and lower payroll costs for the 2009 period as compared to the 2008 period.

Interest and Other Income. Interest and other income decreased $14,605 (52.79%) in the 2009 period as compared to the 2008 period. Interest and dividend income decreased primarily due to lower interest rates and smaller principal amounts.

The Company did not purchase any shares of its common stock during the 2009 period. There was no change in the Company’s weighted average shares outstanding for the 2009 period compared to the 2008 period

Financial Condition and Liquidity

Operating activities were net users of funds primarily due to the payment of property taxes and reclamation expenses for the Durango Property which were included in accounts payable at the February 28, 2009 fiscal year end and the Company’s net loss for the 2009 period. Investing activities were net providers of funds primarily due to the maturities of certificates of deposit of $1,500,000 which were partially offset by purchases of certificates of deposit and investment securities available for sale. As a result, the Company’s cash and cash equivalents increased by approximately $801,700 for the 2009 period as compared to an increase of approximately $477,200 for the 2008 period. At May 31, 2009, the Company had no indebtedness, and had cash and cash equivalents and certificates of deposit of approximately $1,009,000 and $1,233,900, respectively.

The Company expects to fund its contemplated operations and any purchases of the Company’s stock it makes during the remainder of fiscal 2010 from its cash and cash equivalents and any cash flow from its operations.

Critical Accounting Policies and Estimates

The Company did not have any changes in critical accounting policies or in significant accounting estimates during the 2009 period.  Please see the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 for a detailed discussion of critical accounting policies and estimates.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other materials filed by the Company with the SEC contain forward-looking statements relating to the Company’s operations and the oil and gas industry. Such forward-looking statements are based on management’s current projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “believes,” “estimates,” “anticipates” and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed in such forward-looking statements.

Among the factors that could cause actual results to differ materially are oil and gas price fluctuations, failure to achieve expected production and the timing of receipt of revenues from existing and future exploration and development projects (including, particularly, the secondary recovery project on the Madison County, Texas Property), higher than estimated oil and gas and coal reclamation costs and delays with respect to, or failure to obtain, governmental permits and approvals necessary to proceed with real estate development. In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC.  In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company’s management, namely the Chief Executive and Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive and Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of certain deficiencies involving internal controls over financial reporting that constituted a material weakness as discussed below.

The material weakness identified was that the Company does not have the required technical expertise to properly calculate complex oil and gas required disclosures for FAS 109 income taxes and relies on outside sources for that calculation.

The Company has not implemented a control to mitigate the material weakness related to FAS 109 calculations and disclosures.  At any time, if it appears that a control can be implemented to mitigate such material weakness, the Company expects to implement the control.

Management’s Quarterly Report on Internal Control Over Financial Reporting.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OAKRIDGE ENERGY, INC.
(Registrant)

Date: July 15, 2009	By	/s/ Sandra Pautsky
Sandra Pautsky, President and Principal
Executive Officer and acting
Principal Financial Officer of Oakridge Energy, Inc.