Form 10-Q
period 2009-08-31
OAKRIDGE ENERGY INC
filed 2009-10-19
CIK 216748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

As of October 14, 2009, 3,934,243 shares of the registrant’s common stock, par value $.04 per share, were outstanding.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	August 31,	February 28,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,582,012	$207,244
Trade accounts receivable	115,324	131,686
Investment securities available for sale	238,837	72,992
Prepaid expenses and other	11,337	16,851
Certificates of deposit	102,399	2,483,931
Total current assets	2,049,909	2,912,704

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $7,005,781 and $7,001,515, respectively	318,232	322,548

Coal and gravel properties, at cost, net of accumulated depreciaton of $5,589,936	260,488	260,488

Other property and equipment, net of accumulated depreciation of $287,202 and $280,337, respectively	111,878	118,743

Real estate held for sale	3,168,107	3,168,107

Deferred income taxes	777,883	670,464

Other non-current assets	450,030	424,723

Total assets	$7,136,527	$7,877,777

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS (continued)

	August 31,	February 28,
	2009	2009
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,565	$381,297
Accrued expenses	154,417	39,946
Current portion of asset retirement obligations	6,317	88,696
Total current liabilities	262,299	509,939

Asset retirement obligations	506,979	505,904
Total liabilities	769,278	1,015,843

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	15,828,651	16,042,106
Accumulated other comprehensive income (loss), net of tax	22,444	(22,326)
Stockholders’ equity before treasury stock	17,062,499	17,231,184
Less treasury stock, at cost; 6,045,788 shares and 5,897,561 shares, respectively	10,695,250	10,369,250
Total stockholders’ equity	6,367,249	6,861,934

Total liabilities and stockholders’ equity	$7,136,527	$7,877,777

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
Oil and gas revenues	$267,506	$598,182	$494,608	$1,107,875

Operating expenses:
Oil and gas	231,333	386,207	444,925	703,429
Coal and gravel	16,127	17,197	22,567	23,324
Real estate development	69,067	98,491	141,481	118,832
General and administrative	155,993	156,053	298,622	320,043
Gain on sale of property	(3,930)	—	(59,930)	—
Total operating expenses	468,590	657,948	847,665	1,165,628

Loss from operations	(201,084)	(59,766)	(353,057)	(57,753)

Interest and other, net	1,340	21,141	14,402	68,808

Income (loss) before income taxes	(199,744)	(38,625)	(338,655)	11,055

Income tax expense (benefit)	(73,844)	(14,280)	(125,200)	4,087

Net income (loss)	$(125,900)	$(24,345)	$(213,455)	$6,968

Basic and diluted income (loss) per common share:
Net income (loss)	$(0.03)	$(0.01)	$(0.05)	$0.00

Weighted average common shares outstanding	4,185,187	4,260,242	4,222,714	4,260,242

Comprehensive loss for the three months ended August 31, 2009 and 2008 was $95,099 and $50,280, respectively.  Comprehensive loss for the six months ended August 31, 2009 and 2008 was $168,685 and $6,988, respectively.  Included in comprehensive loss is the change in available for sale securities, net of tax.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2009	2008
Operating Activities
Net income (loss)	$(213,455)	$6,968
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and depreciation	11,131	27,981
Accretion of discount on asset retirement obligations	1,104	11,311
Deferred income taxes	(130,483)	508
Change in reclamation bond liability	(25,307)	435,999
Abandoned leaseholds	50	55,485
Gain on sales of oil and gas properties	(59,930)	—
Gain on sales of coal and gravel properties	—	(20,000)
Gain on settlement of asset retirement obligation	(34,116)	—
Loss on certificates of deposit	2,871	—
Changes in operating assets and liabilities:
Trade accounts receivable	16,362	1,820
Prepaid expenses and other	5,514	6,282
Accounts payable	(279,732)	(81,399)
Accrued expenses	114,471	121,875
Asset retirement obligation	(48,292)	—
Net cash provided by (used in) operating activities	(639,812)	566,830

Investing Activities
Additions to investment securities available for sale	(100,343)	(69,234)
Additions to oil and gas properties	—	(6,247)
Additions to real estate held for sale	—	(33,034)
Purchases of certificates of deposit	(251,007)	(500,000)
Proceeds from maturities of certificates of deposit	2,632,000	—
Proceeds from sales of oil and gas properties	59,930	—
Proceeds from sales of coal and gravel properties	—	20,000
Proceeds from sales of other non-current assets	—	15,000
Net cash provided by (used in) investing activities	2,340,580	(573,515)

Financing Activities
Purchases of treasury stock	(326,000)	—
Net increase (decrease) in cash and cash equivalents	1,374,768	(6,685)
Cash and cash equivalents at beginning of period	207,244	2,309,055
Cash and cash equivalents at end of period	$1,582,012	$2,302,370

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$7,894	$6,634

Supplemental Disclosure of Non-Cash Information
Change in unrealized loss on investment securities, net of tax	$44,770	$(13,956)

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

Notes to Financial Statements

(Unaudited)

A.            Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-K for the three and six month periods ended August 31, 2009 and 2008 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the fiscal year ended February 28, 2009 included in the Annual Report on Form 10-K of Oakridge Energy, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”).  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.  Operating results for the three and six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2009.

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

C.            Fair Value

Effective March 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•                  Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•                  Level 2 —Other inputs that are directly or indirectly observable in the marketplace.

•                  Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company’s cash equivalents and marketable securities are classified within Level.1 Some of the inputs to this model are unobservable in the market and are significant.  Assets measured at fair value are summarized below:

		Fair Value Measurement at August 31, 2009 Using:
	August 31, 2009	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,582,012	1,582,012	$—	$—
Investment securities available for sale	238,837	238,837	—	—
Certificates of deposit	102,399	102,399	—	—
Non-current certificates of deposit	405,834	405,834	—	—
	$2,329,082	$2,329,082	$—	$—

D.            Segment Information

Information regarding operations and assets by segment is as follows:

	For the Three Months Ended August 31, 2009	For the Three Months Ended August 31, 2008	For the Six Months Ended August 31, 2009	For the Six Months Ended August 31, 2008
Business segment revenue:
Oil and gas	$267,506	$598,182	$494,608	$1,107,875

Business segment profit (loss):
Oil and gas	$40,103	$211,975	$109,613	$404,446
Coal and gravel	(16,127)	(17,197)	(22,567)	(23,324)
Real estate development	(69,067)	(98,491)	(141,481)	(118,832)
General corporate	(155,993)	(156,053)	(298,622)	(320,043)
Loss from operations	(201,084)	(59,766)	(353,057)	(57,753)
Interest income and other, net	1,340	21,141	14,402	68,808
Income (loss) before income taxes	$(199,744)	$(38,625)	$(338,655)	$11,055

			As of August 31, 2009	As of February 28, 2009
Total assets:
Oil and gas			$3,178,883	$3,933,061
Coal and gravel			260,488	260,488
Real estate held for sale			3,168,107	3,168,107
General corporate			529,049	516,121

			$7,136,527	$7,877,777

E.              Subsequent Events

Management has evaluated and disclosed subsequent events up to and including October 19, 2009 which is the date the statements were available for issuance.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and the Notes to Condensed Financial Statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

Net Income (Loss).  The Company had a net loss of $125,900 ($0.03 per share) in the three months ended August 31, 2009 (the “three month 2009 period”) compared to a net loss of $24,345 ($0.01 per share) in the three months ended August 31, 2008 (the “three month 2008 period”) as a result of the items discussed below. In the six months ended August 31, 2009 (the “six month 2009 period” and together with the three month 2009 period, the “2009 periods”), the Company had a net loss of $213,455 ($0.05 per share) compared to net income of $6,968 ($0.00 per share) in the six months ended August 31, 2008 (the “six month 2008 period” and together with the three month 2008 period, the “2008 periods”) as a result of the items discussed below.

Revenues. Combined oil and gas revenues for the three month 2009 period were $267,506 compared to $598,182 for the three month 2008 period, representing a decrease of $330,676 (55.3%). Combined oil and gas revenues for the six months ended August 31, 2009 were $494,608 compared to $1,107,875 for the six months ended August 31, 2008, representing a decrease of $613,267 (55.4%). The decreases in the 2009 periods as compared to the 2008 periods were due to a substantial decline in the Company’s average price received for oil and gas and a decline in oil sales volumes. The following tables compare the Company’s oil and gas revenues, sales volumes and average prices received during the 2009 periods with those during the 2008 periods:

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008	Percentage Difference
Oil:

Revenues	$240,256	$531,386	(54.8)%
Volume (Bbls.)	3,630	4,143	(12.4)%
Average Price (per Bbl.)	$66.19	$128.27	(48.4)%

Gas:

Revenues	$18,100	$55,172	(67.2)%
Volume (MCF)	5,687	5,319	6.9%
Average Price (per MCF)	$3.18	$10.37	(69.3)%

	Six Months Ended August 31, 2009	Six Months Ended August 31, 2008	Percentage Difference
Oil:

Revenues	$443,223	$982,244	(54.9)%
Volume (Bbls.)	7,824	8,102	(3.4)%
Average Price (per Bbl.)	$56.65	$121.23	(53.3)%

Gas:

Revenues	$33,085	$104,858	(68.4)%
Volume (MCF)	11,427	10,973	4.1%
Average Price (per MCF)	$2.90	$9.56	(69.7)%

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing tables.

Madison, County, Texas Property. The Company’s principal producing oil and gas property in Madison County, Texas (the “Madison County, Texas Property”) is in the process of being waterflooded.  Oil and gas revenue received from the Madison County, Texas Property decreased $200,647 (55.1%) for the three month 2009 period and $359,777 (55.8%) for the six month 2009 period as compared to the corresponding 2008 periods.  The major factors contributing to the decreases for both periods were significantly lower oil and gas prices received by the Company in both of the 2009 periods as compared to the 2008 periods coupled with decreases in oil sales volumes of 260 barrels (9.9%) in the three month 2009 period and 174 barrels (3.5%) in the six month 2009 period as compared to the corresponding 2008 periods.  Although operation expenses on the property decreased for both the three month 2009 period and the six month 2009 period as compared to the three month 2008 period and the six month 2008 period, the significant decrease in the Company’s average price received for oil and gas sales resulted in a loss from the property.

Gravel. As of fiscal 1994, gravel is no longer mined from the Company’s property in Durango, Colorado (the “Durango Property”).  Four Corners Materials (“FCM”), the former operator of the gravel mine, partially reclaimed the property in fiscal 2006 and received a partial release of its reclamation warranty. In fiscal 2009, the Colorado Division of Reclamation, Mining, and Safety (the “CDRMS”) records indicated that FCM requested a release of financial warranties and termination of the gravel permit, which the CDRMS denied. According to the CDRMS, FCM had not reclaimed its sediment pond and overburden pile within the gravel permit area, had not reclaimed certain lengths of diversion ditch, had not topsoiled and seeded those areas, and had not reclaimed the electrical substation. The CDRMS continues to hold $104,000 of FCM’s financial warranty for completion of the gravel mine reclamation.

Coal. The Company’s Carbon Junction Coal Mine permit, located in La Plata County, Colorado, covers 192 acres, and approximately 3.5 acres remained disturbed as of February 28,

2009. On August 25, 2006, the Company applied for a Phase I Bond Release of its financial warranty on the Carbon Junction Coal Mine, and approval of the bond release became final on May 23, 2008.  Approval criteria for a Phase I Bond Release state that “up to sixty percent of the applicable bond amount shall be released when the permittee has successfully completed backfilling, regrading, and drainage control in accordance with the approved reclamation plan.”  The amount of financial warranty applicable to the bond release area was $524,848.  Therefore the Phase I Bond Release amount was $314,909 (60% x $524,848), requiring a remaining financial warranty in the amount of $380,527. A discrepancy in calculation of the Phase I Bond Release by the CDRMS regarding the Company’s remaining financial warranty resulted in the CDRMS requiring the Company to increase its current financial warranty from $380,527 to $405,834 pursuant to a letter request to the Company on December 12, 2008.

On November 19, 2007, the Company submitted Technical Revision No. 15 for approval of sediment pond removal.  On January 28, 2008, the sediment pond removal was approved with conditions and in December 2008, reclamation of the sediment control system at the Carbon Junction Coal Mine was completed, with final revegetation of the reclaimed areas undertaken in April 2009.

On July 30, 2008, the Company submitted a Phase III bond release application seeking a monetary release of $237,356 of the then current $380,527 financial warranty.  Currently, approximately 3.5 disturbed acres remained to be reclaimed; however, the acreage is contained in a topsoil pile that is in excess to the requirements of reclamation of the mine site, and the CDRMS has expressed a willingness to revise the current reclamation permit requirements to exclude the topsoil pile from being redisturbed or reclaimed.  The full release of the Company’s financial warranty is subject to the CDRMS’s confirmation that either residential post-mining land use has been implemented or environmental responses, ground cover, vegetative habitat and re-growth have stabilized, which may require two years or longer.  In May 2009, the CDRMS advised the Company that it did not believe that residential post-mining land use had been “substantially commenced and is likely to be achieved” and that the Company’s Phase III bond release application would be held pending further information from the Company.  The Company is continuing to evaluate its options with regard to obtaining approval from the CDRMS of the Phase III bond release application.

Expenses. The Company’s oil and gas operating expenses for the three month 2009 period were $231,333 compared to $386,207 for the three month 2008 period, representing a decrease of $154,874 (40.1%). The Company’s oil and gas operating expenses for the six month 2009 period were $444,925 compared to $703,429 for the six month 2008 period, representing a decrease of $258,504 (36.7%).  These decreases were principally due to decreased lease operating expenses, write offs of abandoned leasehold interests and decreases in production taxes.  The Company also recognized a gain in the 2009 periods related to the completion of a plugging program on certain previously abandoned North Texas oil and gas properties in the amount of $34,117.  No such gain was recognized in the 2008 periods.  The Company did not incur any exploration expenses or dry hole expenses during 2008 or 2009.

The Company’s coal operating expenses for the three month 2009 period were $16,127 compared to $17,197 for the three month 2008 period, representing a decrease of $1,070

(6.2%). The Company’s coal operating expenses for the six month 2009 period were $22,567 compared to $23,324 for the six month 2008 period, representing a decrease of $757 (3.2%).  These expenses will continue until final reclamation of the Carbon Junction Coal Mine and full release of the financial warranty required under the mine permit is obtained from the CDRMS.

Real estate development expenses were $69,067 for the three month 2009 period as compared to $98,491 for the three month 2008 period, representing a decrease of $29,424 (29.9%). The main reason for this decrease was that, during the three month 2008 period, the Company became aware of the fact that the loss of an agriculture exemption had caused ad valorem taxes on the Durango Property to rise substantially for that fiscal year and that the Company needed to increase the ad valorem tax accrual to meet the projected liability.  The Company recorded six months of ad valorem taxes at the new rates during the three month 2008 period in the amount of $94,991 as compared to the ad valorem tax accrual for the three month 2009 period in the amount of $54,083, representing a decrease for the three month 2009 period of $40,908.  This decrease was offset by increases in contract services, legal and engineering fees.  The Company’s real estate development expenses for the six month 2009 period were $141,481 as compared to $118,832 for the six month 2008 period, representing an increase of $22,649 (19.1%).  The increase was primarily attributable to increased legal expenses.

General and administrative expenses for the three month 2009 period were $155,993 as compared to $156,053 for the three month 2008 period, representing a decrease of $60 (0.03%).  General and administrative expenses for the six month 2009 period were $298,622 compared to $320,043 for the six month 2008 period, representing a decrease of $21,421 (6.7%).  The decrease was primarily attributable to fees related to compliance with federal securities laws in the six month 2008 period that were not incurred in the six month 2009 period and lower payroll costs for the six month 2009 period as compared to the six month 2008 period.

Interest and Other Income. Interest and other income for the three month 2009 period was $1,340 compared to $21,141 for the three month 2008 period, representing a decrease of $19,801 (93.7%).  Other income for the six month 2009 period was $14,402 compared to $68,808 for the six month 2008 period, representing a decrease of $54,406 (79.1%).  Interest and dividend income decreased in both periods primarily due to lower interest rates and smaller principal amounts.  Also, the six month 2008 period included a $20,000 gain on salvaged equipment from the Durango Property with no such gain recorded in the six month 2009 period.

The Company repurchased 148,227 shares of its common stock during the three month 2009 period at an average price of $2.20 per share.

Financial Condition and Liquidity

Operating activities were net users of funds for the six month 2009 period primarily due to the payment of property taxes and reclamation expenses for the Durango Property which were included in accounts payable at the February 28, 2009 fiscal year end, the change in deferred income taxes and the Company’s net loss for the 2009 period.  Investing activities were net providers of funds in the six month 2009 period primarily due to the maturities of certificates of deposit of $2,632,000 which were partially offset by purchases of certificates of deposit and investment securities available for sale.  The Company also used $326,000 to repurchase shares of its common stock.  As a result, the Company’s cash and cash equivalents increased by approximately $1,375,000 for the six month 2009 period as compared to a decrease of approximately $7,000 for the six month 2008 period.  At August 31, 2009, the Company had no indebtedness, and had cash and cash equivalents and certificates of deposit of approximately $1,582,000 and $102,000, respectively.

The Company expects to fund its contemplated operations and any purchases of shares of the Company’s common stock it makes, if any, during the remainder of fiscal 2010 from its cash and cash equivalents and any cash flow from its operations.

Critical Accounting Policies and Estimates

The Company did not have any changes in critical accounting policies or in significant accounting estimates during the six months ended August 31, 2009.  Please see the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 for a detailed discussion of critical accounting policies and estimates.

Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other materials filed by the Company with the Securities and Exchange Commission (the “SEC”) contain forward-looking statements relating to the Company’s operations and the oil and gas industry. Such forward-looking statements are based on management’s current projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “believes,” “estimates,” “anticipates” and similar words.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed in such forward-looking statements.

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

The Company’s management, namely the Chief Executive and Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive and Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of the following deficiency involving internal control over financial reporting that constituted a material weakness as discussed below.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Issuer Repurchases:  The Company repurchased 148,227 shares of its common stock during the three month 2009 period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
June 1-June 30, 2009	—	—	—	—
July 1-July 31, 2009	147,727	$2.20	—	—
August 1-August 31, 2009	500	$2.00	—	—

Total	148,227		—	—

ITEM 6.  EXHIBITS

(31.1)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Sandra Pautsky, Principal Executive Officer of the Company, filed herewith.

(31.2)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Sandra Pautsky, acting Principal Financial Officer of the Company, filed herewith.

(32)	Section 1350 Certification of Sandra Pautsky, Principal Executive Officer and acting Principal Financial Officer of the Company, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE ENERGY, INC.
(Registrant)

Date: October 19, 2009	By:	/s/ Sandra Pautsky
Sandra Pautsky, President and Principal
Executive Officer and acting Principal
Financial Officer of Oakridge Energy, Inc.