Form 10-Q
period 2009-11-30
OAKRIDGE ENERGY INC
filed 2010-01-14
CIK 216748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

As of January 14, 2010, 4,093,114 shares of the registrant’s common stock, par value $.04 per share, were outstanding.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	November 30, 2009	February 28, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,604,225	$207,244
Trade accounts receivable	86,796	131,686
Investment securities available for sale	289,457	72,992
Prepaid expenses and other	10,010	16,851
Certificates of deposit	102,915	2,483,931
Total current assets	2,093,403	2,912,704

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $7,007,583 and $7,001,515, respectively	329,979	322,548

Coal and gravel properties, at cost, net of accumulated depreciation of $5,589,936	260,488	260,488

Other property and equipment, net of accumulated depreciation of $289,884 and $280,337, respectively	109,196	118,743

Real estate held for sale	3,168,107	3,168,107

Deferred income taxes	807,067	670,464

Other non-current assets	450,030	424,723

Total assets	$7,218,270	$7,877,777

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS (continued)

	November 30, 2009	February 28, 2009
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$211,726	$381,297
Accrued expenses	198,238	39,946
Current portion of asset retirement obligations	6,184	88,696
Total current liabilities	416,148	509,939

Asset retirement obligations	507,517	505,904
Total liabilities	923,665	1,015,843

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	15,752,839	16,042,106
Accumulated other comprehensive income (loss), net of tax	55,853	(22,326)
Stockholders’ equity before treasury stock	17,020,096	17,231,184
Less treasury stock, at cost; 6,064,689 shares and 5,897,561 shares, respectively	10,725,491	10,369,250
Total stockholders’ equity	6,294,605	6,861,934

Total liabilities and stockholders’ equity	$7,218,270	$7,877,777

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Oil and gas revenue	$259,844	$359,095	$754,452	$1,466,970

Operating expenses:
Oil and gas	210,623	326,225	655,548	1,029,654
Coal and gravel	2,104	15,082	24,671	38,406
Real estate development	61,213	59,974	202,694	178,806
General and administrative	121,667	148,735	420,289	468,778
Gain on sale of property	(14,395)	(188,611)	(74,325)	(208,611)
Total operating expenses	381,212	361,405	1,228,877	1,507,033

Loss from operations	(121,368)	(2,310)	(474,425)	(40,063)

Interest and other, net	1,087	(104,677)	15,489	(55,869)

Loss before income taxes	(120,281)	(106,987)	(458,936)	(95,932)

Income tax benefit	(44,469)	(39,555)	(169,669)	(35,468)

Net loss	$(75,812)	$(67,432)	$(289,267)	$(60,464)

Basic and diluted loss per common share:
Net loss	$(0.02)	$(0.02)	$(0.07)	$(0.01)

Weighted average common shares outstanding	4,101,838	4,260,242	4,182,715	4,260,242

Comprehensive loss for the three months ended November 30, 2009 and 2008 was $42,403 and $23,371, respectively.  Comprehensive loss for the nine months ended November 30, 2009 and 2008 was $211,088 and $30,359, respectively.  Included in comprehensive loss is the change in available for sale securities, net of tax.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30,
	2009	2008
Operating Activities
Net loss	$(289,267)	$(60,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	15,615	43,810
Accretion of discount on asset retirement obligations	1,656	16,966
Deferred income taxes	(176,877)	(40,662)
Impairment of marketable securities available for sale	—	124,143
Change in reclamation bond liability	(25,307)	435,999
Abandoned leaseholds	377	61,858
Gain on sales of oil and gas properties	(74,325)	—
Gain on sales of coal and gravel properties	—	(20,000)
Gain on settlement of asset retirement obligation	(34,116)	—
Gain on sales of property and equipment	—	(188,611)
Loss on certificates of deposit	2,871	—
Changes in operating assets and liabilities:
Trade accounts receivable	44,890	50,845
Prepaid expenses and other	6,841	9,945
Accounts payable	(169,571)	109,314
Accrued expenses	158,292	216,862
Asset retirement obligation	(48,439)	—
Net cash provided by (used in) operating activities	(587,360)	760,005

Investing Activities
Additions to investment securities available for sale	(100,343)	(69,234)
Additions to oil and gas properties	(13,876)	(112,993)
Additions to real estate held for sale	—	(33,034)
Purchases of certificates of deposit	(251,524)	(2,948,711)
Proceeds from maturities of certificates of deposit	2,632,000	1,500,000
Proceeds from sales of oil and gas properties	74,325	—
Proceeds from sales of coal and gravel properties	—	20,000
Proceeds from sales of property and equipment	—	190,000
Proceeds from sales of other non-current assets	—	15,000
Net cash provided by (used in) investing activities	2,340,582	(1,438,972)

Financing Activities
Purchases of treasury stock	(356,241)	—
Net increase (decrease) in cash and cash equivalents	1,396,981	(678,967)
Cash and cash equivalents at beginning of period	207,244	2,309,055
Cash and cash equivalents at end of period	$1,604,225	$1,630,088

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$7,894	$6,634

Supplemental Disclosure of Non-Cash Information
Change in unrealized loss on investment securities, net of tax	$78,179	$30,105

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

Notes to Financial Statements

(Unaudited)

A.      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-K for the three and nine month periods ended November 30, 2009 and 2008 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the fiscal year ended February 28, 2009 included in the Annual Report on Form 10-K of Oakridge Energy, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”).  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.  Operating results for the three and nine months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2009.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.  The FASB ASC became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants

(“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  The new codification system reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  This standard, which is now considered FASB ASC Topic 105 became effective for financial statements issued for reporting periods that end after September 15, 2009.

C.                                    Fair Value

Effective March 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) currently classified in FASB ASC Topic 820.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•                  Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•                  Level 2 –Other inputs that are directly or indirectly observable in the marketplace.

•                  Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company’s cash equivalents and marketable securities are classified within Level 1.  Assets measured at fair value are summarized below:

		Fair Value Measurement at November 30, 2009 Using:
	November 30, 2009	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,604,225	$1,604,225	$—	$—
Investment securities available for sale	289,457	289,457	—	—
Certificates of deposit	102,915	102,915	—	—
Non-current certificates of deposit	405,834	405,834	—	—
	$2,402,431	$2,402,431	$—	$—

D.            Segment Information

Information regarding operations and assets by segment is as follows:

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2009	2008	2009	2008
Business segment revenue:
Oil and gas	$259,844	$359,095	$754,452	$1,466,970

Business segment profit (loss)
Oil and gas	$63,616	$221,481	$173,229	$645,927
Coal and gravel	(2,104)	(15,082)	(24,671)	(38,406)
Real estate development	(61,213)	(59,974)	(202,694)	(178,806)
General corporate	(121,667)	(148,735)	(420,289)	(468,778)
Loss from operations	(121,368)	(2,310)	(474,425)	(40,063)
Interest income and other, net	1,087	(104,677)	15,489	(55,869)
Loss before income taxes	$(120,281)	$(106,987)	$(458,936)	$(95,932)

	As of November 30, 2009	As of February 28, 2009
Total assets:
Oil and gas	$3,264,635	$3,933,061
Coal and gravel	260,488	260,488
Real estate held for sale	3,168,107	3,168,107
General corporate	525,040	516,121
	$7,218,270	$7,877,777

E.             Subsequent Events

Management has evaluated and disclosed subsequent events up to and including January 14, 2010, which is the date the Company’s financial statements were available for issuance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 and the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

Net Income (Loss).  The Company had a net loss of $75,812 ($0.02 per share) in the three months ended November 30, 2009 (the “three month 2009 period”) compared to a net loss of $67,432 ($0.02 per share) in the three months ended November 30, 2008 (the “three month 2008 period”) as a result of the items discussed below. In the nine months ended November 30, 2009 (the “nine month 2009 period” and together with the three month 2009 period, the “2009 periods”), the Company had a net loss of $289,267 ($0.07 per share) compared to a net loss of $60,464 ($0.01 per share) in the nine months ended November 30, 2008 (the “nine month 2008 period” and together with the three month 2008 period, the “2008 periods”) as a result of the items discussed below.

Revenues. Combined oil and gas revenues for the three month 2009 period were $259,844 compared to $359,095 for the three month 2008 period, representing a decrease of $99,251 (27.6%). Combined oil and gas revenues for the nine months ended November 30, 2009 were $754,452 compared to $1,466,970 for the nine months ended November 30, 2008, representing a decrease of $712,518 (48.6%). The decreases in the 2009 periods as compared to the 2008 periods were due to a substantial decline in the Company’s average price received for oil and gas and a decline in oil and gas sales volumes. The following tables compare the Company’s oil and gas revenues, sales volumes and average prices received during the 2009 periods with those during the 2008 periods:

	Three Months Ended November 30, 2009	Three Months Ended November 30, 2008	Percentage Difference
Oil:

Revenues	$230,679	$314,001	(26.5)%
Volume (Bbls.)	3,204	3,918	(18.2)%
Average Price (per Bbl.)	$72.00	$80.14	(10.2)%

Gas:

Revenues	$20,015	$35,944	(44.3)%
Volume (MCF)	5,660	6,653	(14.9)%
Average Price (per MCF)	$3.54	$5.40	(34.4)%

	Nine Months Ended November 30, 2009	Nine Months Ended November 30, 2008	Percentage Difference
Oil:

Revenues	$673,902	$1,296,244	(48.0)%
Volume (Bbls.)	11,028	12,020	(8.3)%
Average Price (per Bbl.)	$61.11	$107.84	(43.3)%

Gas:

Revenues	$53,100	$140,802	(62.3)%
Volume (MCF)	17,086	17,626	(3.1)%
Average Price (per MCF)	$3.11	$7.99	(61.1)%

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing tables.

Madison County, Texas Property. The Company’s principal producing oil and gas property in Madison County, Texas (the “Madison County, Texas Property”) is in the process of being waterflooded.  Oil and gas revenue received from the Madison County, Texas Property decreased $68,796 (31.8%) for the three month 2009 period and $428,573 (49.8%) for the nine month 2009 period as compared to the corresponding 2008 periods.  The major factors contributing to the decreases for both periods were significantly lower oil and gas prices received by the Company in both of the 2009 periods as compared to the 2008 periods coupled with decreases in oil sales volumes of 539 barrels (21.9%) in the three month 2009 period and 713 barrels (9.6%) in the nine month 2009 period as compared to the corresponding 2008 periods.  Gas revenues also decreased in both 2009 periods as compared to the 2008 periods, however, revenue from gas sales account for only approximately 5% to 7% of the total oil and gas revenue from the Madison County, Texas Property.  Although operating expenses on the property decreased for both the three month 2009 period and the nine month 2009 period as compared to the corresponding 2008 periods, the significant decrease in the Company’s average price received for oil and gas sales and reduced sales volumes resulted in minimal net income from the property.

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

Coal. The Company’s Carbon Junction Coal Mine permit, located in La Plata County, Colorado, covers 192 acres, and approximately 3.5 acres remained disturbed as of February 28,

2009. On August 25, 2006, the Company applied for a Phase I Bond Release of its financial warranty on a portion of the Carbon Junction Coal Mine, and approval of the bond release became final on May 23, 2008.  Approval criteria for a Phase I Bond Release state that “up to sixty percent of the applicable bond amount shall be released when the permittee has successfully completed backfilling, regrading, and drainage control in accordance with the approved reclamation plan.”  The amount of financial warranty applicable to the bond release area was $524,848.  Therefore the Phase I Bond Release amount was $314,909 (60% x $524,848), requiring a remaining financial warranty in the amount of $380,527, which was based upon the total financial warranty of $695,436. A discrepancy in calculation of the Phase I Bond Release by the CDRMS regarding the Company’s remaining financial warranty resulted in the CDRMS requiring the Company to increase its current financial warranty from $380,527 to $405,834 pursuant to a letter request to the Company on December 12, 2008.

On November 19, 2007, the Company submitted Technical Revision No. 15 for approval of sediment pond removal.  On January 28, 2008, the sediment pond removal was approved with conditions and in December 2008, reclamation of the sediment control system at the Carbon Junction Coal Mine was completed, with final revegetation of the reclaimed areas undertaken in April 2009.

On July 30, 2008, the Company submitted a Phase III bond release application seeking a monetary release of $237,356 of the then current $380,527 financial warranty.  Currently, approximately 3.5 disturbed acres remain to be reclaimed; however, the acreage is contained in a topsoil pile that is in excess to the requirements of reclamation of the mine site, and the CDRMS has expressed a willingness to revise the current reclamation permit requirements to exclude the topsoil pile from being redisturbed or reclaimed.  The full release of the Company’s financial warranty is subject to the CDRMS’s confirmation that either residential post-mining land use has been implemented or environmental responses, ground cover, vegetative habitat and re-growth have stabilized which may require two years or longer. In May, 2009, the CDRMS advised the Company that it did not believe that residential post-mining land use had been “substantially commenced and is likely to be achieved” and that the Company’s Phase III bond release application would be held pending further information from the Company.  The Company is continuing to evaluate its options with regard to obtaining approval from the CDRMS of the Phase III bond release application.

Expenses. The Company’s oil and gas operating expenses for the three month 2009 period were $210,623 compared to $326,225 for the three month 2008 period, representing a decrease of $115,602 (35.4%). The Company’s oil and gas operating expenses for the nine month 2009 period were $655,548 compared to $1,029,654 for the nine month 2008 period, representing a decrease of $374,106 (36.3%).  These decreases were principally due to decreased lease operating expenses, a decrease in write offs of abandoned leasehold interests and decreases in production taxes.  The Company also recognized a gain in the 2009 periods related to the completion of a plugging program on certain previously abandoned North Texas oil and gas properties in the amount of $34,116.  No such gain was recognized in the 2008 periods.  The Company did not incur any exploration expenses or dry hole expenses during 2008 or 2009.

The Company’s coal operating expenses for the three month 2009 period were $2,104 compared to $15,082 for the three month 2008 period, representing a decrease of $12,978 (86.0%). The Company’s coal operating expenses for the nine month 2009 period were $24,671 compared to $38,406 for the nine month 2008 period, representing a decrease of $13,735 (35.8%).  The decreases for both 2009 periods as compared to the comparable 2008 periods were due to reduced permitting activities in the 2009 periods.  Coal operating expenses will continue until final reclamation of the Carbon Junction Coal Mine and full release of the financial warranty required under the mine permit is obtained from the CDRMS.

Real estate development expenses were $61,213 for the three month 2009 period as compared to $59,974 for the three month 2008 period, representing an increase of $1,239 (2.1%).  The Company’s real estate development expenses for the nine month 2009 period were $202,694 as compared to $178,806 for the nine month 2008 period, representing an increase of $23,888 (13.4%).  The increase was primarily attributable to increased legal expenses regarding ad valorem taxes.

General and administrative expenses for the three month 2009 period were $121,667 as compared to $148,735 for the three month 2008 period, representing a decrease of $27,068 (18.2%).  General and administrative expenses for the nine month 2009 period were $420,289 compared to $468,778 for the nine month 2008 period, representing a decrease of $48,489 (10.3%).  The decrease was primarily attributable to fees related to compliance with federal securities laws in the nine month 2008 period that were not incurred in the nine month 2009 period and lower payroll costs for the nine month 2009 period as compared to the nine month 2008 period.

Interest and Other Income. Interest and other income for the three month 2009 period was $1,087 compared to $(104,677) for the three month 2008 period, representing an increase of $105,764 (101.0%).  Interest and other income for the nine month 2009 period was $15,489 compared to $(55,869) for the nine month 2008 period, representing an increase of $71,358 (127.7%).  Reduced interest and dividend income due to lower interest rates and smaller principal amounts caused interest and dividend income to decrease by $18,379 (94.4%) for the three month 2009 period as compared to the three month 2008 period.  Interest and dividend income also decreased $49,914 (73.1%) for the nine month 2009 period as compared to the nine month 2008 period.  Although interest and dividend income was substantially more in both the 2008 periods, these amounts were partially offset by the writedown of an investment security that is considered permanently impaired in the three month 2008 period in the amount of $124,143.  With only minimal writedowns in the 2009 periods other income increased in both 2009 periods as compared to the 2008 periods.

The Company repurchased 18,901 shares of its common stock during the three month 2009 period at an average price of $1.60 per share.

Financial Condition and Liquidity

Operating activities were net users of funds for the nine month 2009 period primarily due to the Company’s net loss for the 2009 period, the change in deferred income taxes and payment of property taxes and reclamation expenses for the Durango Property which were included in accounts payable at the February 28, 2009 fiscal year end.

Investing activities were net providers of funds in the nine month 2009 period primarily due to the maturities of certificates of deposit of $2,632,000 which were partially offset by purchases of certificates of deposit and investment securities available for sale.  The Company also used approximately $356,000 to repurchase shares of its common stock for the nine month 2009 period.  As a result, the Company’s cash and cash equivalents increased by approximately $1,397,000 for the nine month 2009 period as compared to a decrease of approximately $679,000 for the nine month 2008 period.  At November 30, 2009, the Company had no indebtedness and had cash and cash equivalents and certificates of deposit of approximately $1,604,225 and $102,915, respectively.

The Company expects to fund its contemplated operations and any purchases of shares of the Company’s common stock it makes, if any, during the remainder of fiscal 2010 from its cash and cash equivalents and any cash flow from its operations.

Critical Accounting Policies and Estimates

The Company did not have any changes in critical accounting policies or in significant accounting estimates during the nine months ended November 30, 2009.  Please see the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 for a detailed discussion of critical accounting policies and estimates.

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

The material weakness identified was that the Company does not have the required technical expertise to properly calculate complex oil and gas required disclosures for FASB ASC Topic 740 income taxes and relies on outside sources for that calculation.

The Company has not implemented a control to mitigate the material weakness related to FASB ASC Topic 740 calculations and disclosures.  At any time, if it appears that a control can be implemented to mitigate such material weakness that will not impose a significant financial burden, the Company expects to implement the control.

Management’s Quarterly Report on Internal Control Over Financial Reporting.

There has not been any change in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Issuer Repurchases:  The Company repurchased 18,901 shares of its common stock during the three month 2009 period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
September 1-September 30, 2009	—	—	—	—
October 1-October 31, 2009	18,901	$1.60	—	—
November 1-November 30, 2009	—	—	—	—
Total	18,901	$1.60	—	—

The Company repurchased 18,901 shares of its common stock in a private transaction based upon the stock price on the closing day of the transaction.

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

OAKRIDGE ENERGY, INC.
(Registrant)

Date: January 14, 2010	By:	/s/ Sandra Pautsky
Sandra Pautsky, President and Principal
Executive Officer and acting Principal
Financial Officer of Oakridge Energy, Inc.