Form 10-K
period 2010-02-28
OAKRIDGE ENERGY INC
filed 2010-06-01
CIK 216748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock, par value $0.04 per share, held by nonaffiliates of the registrant, based on the average bid and asked prices of the common stock on August 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.8 million.  For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of May 25, 2010, there were 4,068,927 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

ii

PART I

ITEM 1.                                          BUSINESS

Oakridge Energy, Inc. (the “Company”) is engaged in the exploration for and development, production and sale of oil and gas primarily in Texas.  The Company also holds approximately 1,866 acres of land in La Plata County, Colorado for sale, which lands cover gas, coal and other mineral deposits. See “Oil and Gas Operations” and “Real Estate Held for Sale” below and “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company is a Utah corporation incorporated in 1969.  The Company’s executive offices are located at 4613 Jacksboro Highway, Wichita Falls, Texas 76302.  The Company’s telephone number is (940) 322-4772.

Overview

The Company has restricted its oil and gas exploration activities in recent fiscal years as it has conserved its limited resources for utilization on (i) a secondary recovery water-flood project on its principal oil and gas producing property in Madison County, Texas, (ii) its proposed real estate development project adjacent to Durango, Colorado in La Plata County (the “Durango Property”), and (iii) reclamation of its Carbon Junction Coal Mine in La Plata County, Colorado, which was substantially completed in fiscal 2009.  In fiscal 2010, the Company continued its participation in the water-flood project started in the last quarter of fiscal 2003, as well as its other oil and gas operations.

During mid-2004, Sandra Pautsky, the Company’s Chief Executive Officer received treatment for cancer that was diagnosed in late 2003.  In late 2007, Ms. Pautsky underwent a second major procedure for her disease, responded well but continues to receive treatment.  Ms. Pautsky has been the principal force pushing the Company’s proposed real estate development of the Durango Property.  Because of concerns regarding Ms. Pautsky’s health, the project size, the significant financial requirement by the Company, the number of years to complete the project, and the risk to the Company in committing so much of its limited financial resources to one project, the Company decided during the first quarter of fiscal 2005 to attempt to sell the Company’s approximately 1,866 acres of land located in La Plata County, Colorado.

The Company has entered into two previous contracts to sell the Durango Property that were unsuccessful.  The nationwide downturn of the real estate market has had a dampening effect on interest from potential buyers of the Durango Property. However, the Company continues to market the Durango Property, and recently the level of interest from potential buyers has improved.  On January 25, 2010, the Company entered into a non-binding letter of intent with La Plata County, Colorado, which proposes that La Plata County build and maintain two connector roads across the Durango Property to be dedicated and constructed in two phases: the Grandview Connector as Phase I and the Highway 160 Dominguez Drive Connection (also commonly known in La Plata County as the “Wal-Mart Intersection”) as Phase II.  See “Real Estate Held for Sale-Decision to Sell the Durango Property” below and “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Oil and Gas Operations

General:  The Company’s oil and gas operations are primarily conducted in Madison County, Texas and other North Texas counties and, to a lesser extent, Freestone, Red River, Panola, Gregg and Smith Counties of Texas, as well as counties in Oklahoma, Colorado and Mississippi. The Company is the operator of only the leases in North Texas, not including its lease in Madison County.  All other oil and gas interests owned are participation interests whereby the Company owns a working or royalty interest in a property that is operated and maintained by another interest owner under an operating agreement.  For the participation interests, the Company receives payment for its oil and gas sales from the purchaser or the operator and is billed by the operator for its ownership percentage of joint expenses for getting the oil and/or gas from the wells to the point of sale.

The Company drilled a development well on one of its North Texas properties in fiscal 2010, which was in the process of being completed at the fiscal year end. The well was a low cost shallow well and based on the performance of this well to date, the Company expects to drill two additional wells during fiscal 2011.  Ms. Pautsky and Danny Croker, the Company’s Vice President, select the exploration and development prospects in which the Company participates.

Madison County, Texas Property:  The Company’s principal producing oil and gas property for the past eleven fiscal years has been its 25% working interest in the BSR (Sub-Clarksville) Field in Madison County, Texas (the “Madison County, Texas Property”).  The Madison County, Texas Property was responsible for approximately 58.3% and 57.1% of the Company’s total oil and gas revenues for fiscal years 2009 and 2010, respectively.  The property consists of 23 producing wells, four water injection wells (which include one converted injection well on November 1, 2008), and one water supply well.

The Madison County, Texas Property was discovered in 1994 by Barrow Shaver Resources (“BSR”), the operator of the Madison County, Texas Property.  The BSR (Sub-Clarksville) Field is a stratigraphically trapped oil accumulation of 20MMBOIP (millions of barrels of oil in place) and is fully developed for its primary oil and gas reserves. As the Madison County, Texas Property aged and production declined, a secondary recovery project was installed on the property. In fiscal 2003, the Texas Railroad Commission approved the waterflooding project, the property was unitized and the water-flooding project commenced effective as of December 1, 2002. The waterflooding project is ongoing.

Madison County, Texas Property revenues:  The Madison County, Texas Property revenues for fiscal 2010 and 2009 were $582,459 and $958,054, respectively, which represents a decrease of $375,595 (39.2%) for fiscal 2010 as compared to fiscal 2009.  The average oil prices received in fiscal 2010 and 2009 were $63.46 and $91.80 per barrel, respectively, which represents a decrease of $28.34 per barrel (30.9%) for fiscal 2010 as compared to fiscal 2009.  The volume of oil sold in fiscal 2010 decreased in the amount of 1,063 barrels (11.0%) as compared to fiscal 2009.  The decrease in the price of oil and the decrease in the volume of oil sold for fiscal 2010 as compared to fiscal 2009 are the primary reasons for decreased revenue from the Madison County, Texas Property for fiscal 2010. In addition, the average gas prices received in fiscal 2010 and 2009 were $3.56 and $6.59 per mcf, respectively, which represents a decrease of $3.03 per mcf (46.0%) for fiscal 2010 as compared to fiscal 2009.  Gas sales volumes remained virtually unchanged at 10,538 mcf and 10,557 mcf for fiscal 2010 and 2009, respectively. Sales of immaterial amount of other petroleum products were also included in total revenue from the field.

Gravel Operations

Surface ownership, gravel mining contract and surface lease:  The Company’s gravel property is located on approximately 63.5 acres of the approximately 1,866 acres of land owned by the Company in La Plata County, Colorado.  Pursuant to a contract and surface lease effective January 1, 1994, Four Corners Materials (“FCM”) mined sand, gravel and rock products from the Ewing Mesa Pit #1 for a term of eight years. After the expiration of the contract, FCM continued mining gravel pursuant to an oral agreement between the Company and FCM.  FCM ceased mining on the property in fiscal 2004.

Permit and permitted acres: The Ewing Mesa Pit #1 gravel permit area covered approximately 63.5 acres.  Aggregate gravel permits usually do not have an expiration date.

Reclamation and financial warranty: During the term of the gravel mining, FCM submitted financial warranties to the Colorado Division of Reclamation, Mining, and Safety (the “CDRMS”) for its mining permit. In fiscal 2006, FCM substantially reclaimed its mining operation, at which time the CDRMS released a portion of FCM’s financial warranty with regard to reclamation, retaining approximately $104,000 in financial warranties awaiting CDRMS confirmation that environmental responses, vegetation and re-growth had stabilized. In fiscal 2009, CDRMS records indicated that FCM requested a release of financial warranties and termination of the gravel permit, which the CDRMS denied. According to the CDRMS, the CDRMS continues to retain the financial warranty because FCM has not reclaimed (i) its sediment pond and overburden pile within the gravel permit area, (ii) a couple of lengths of diversion ditch, (iii) the electrical substation and has not topsoiled and seeded those areas.

Current activity and inspection:  Regular inspection of the gravel mine-site and its records are conducted by the CDRMS who reports to FCM regarding compliance requirements under the permit as a result of the inspection.  Inspections and resulting compliance operations will continue until the complete release of the financial warranty.  The CDRMS continues to hold $104,000 for completion of the gravel mine reclamation.

The Company would consider leasing the property again for gravel operations but has no intention of conducting gravel mining operations itself on the property.

Carbon Junction Coal Mine

Surface ownership and coal leases:  In 1990 and 1991, the Company purchased the lands that comprise the Durango Property for the purpose of mining coal.  In addition to acquiring the surface estate of the lands, the Company obtained the exclusive rights to sign coal leases and a 75% interest in the coal deposits.  Of the lands purchased in 1990, the Company obtained coal leases on the remaining 25% interest in the coal deposits.  The leases require no annual delay rentals or advanced minimum royalties have primary terms of 25 years and, unless renewed, will expire in 2015.  No coal leases were obtained on the remaining 25% interest in the coal deposits on the approximate 190 acres purchased in 1991.  In fiscal 1994, however, an appraisal by a third party engineer determined that the coal deposits under the Durango Property (the “Carbon Junction Coal Mine”) could not be mined and marketed profitably.  Therefore, in accordance with the rules of the Securities and Exchange Commission (the “SEC”), the Company records no reserves or economic value for coal deposits.

Coal mining permit expires September 22, 2013:   Coal deposits held in the Carbon Junction Coal Mine have been minimally permitted and disturbed by mining operations.  Of the 192.77 permitted acres, approximately 59 were disturbed, 55 have been reclaimed and 3.5 remain disturbed at the fiscal 2010 year end.  The Carbon Junction Coal Mine permit was renewed September 22, 2008, for a period of five years and will expire September 22, 2013.  The permit covers reclamation or disposition of existing surface coal mining related disturbance within the permit area.

Reclamation liability and financial warranties of $405,834 at fiscal 2010 year end:  The Company’s original bond amount for the reclamation of the Carbon Junction Coal Mine was $816,526 for a permitted area of approximately 192.77 acres containing approximately 59 disturbed acres.  Following partial reclamation of its Carbon Junction Coal Mine, on July 8, 2005 the Company submitted Technical Revision No. 13 to the CDRMS to update the Reclamation Liability Estimate.  On September 7, 2006, the CDRMS approved Technical Revision No.13 reducing the reclamation liability by $121,090, revising the financial warranty liability for reclamation of the Carbon Junction Coal Mine to $695,436 and removing 18.34 acres from the disturbed area of the permit.

On August 25, 2006, the Company applied for a Phase I Bond Release of the financial warranty, and approval of the bond release became final on May 23, 2008.  Approval criteria for a Phase I Bond Release states that “up to sixty percent of the applicable bond amount shall be released when the permittee has successfully completed backfilling, regrading, and drainage control in accordance with the approved reclamation plan.”  The amount of financial warranty applicable to the bond release area was $524,848.  Therefore the Phase I Bond Release amount was $314,909 (60% x $524,848), requiring a remaining financial warranty in the amount of $380,527.  A discrepancy in calculation by the CDRMS regarding the Company’s remaining financial warranty resulted in a request on December 12, 2008 by the CDRMS that the Company increase its current financial warranty from $380,527 to $405,834.

On November 19, 2007, the Company submitted Technical Revision No. 15 for approval of sediment pond removal.  On January 28, 2008, the sediment pond removal was approved with conditions and in December 2008, reclamation of the sediment control system at the Carbon Junction Coal Mine was completed, with final revegetation of the reclaimed areas completed in April 2009.

On July 30, 2008, the Company submitted a Phase III bond release application seeking a monetary release of $237,356 of the then current $380,527 financial warranty.  As of the Company’s fiscal 2010 year end, approximately 3.5 disturbed acres remained to be reclaimed; however, the acreage is contained in topsoil piles that are in excess to the requirements of reclamation of the mine site. The CDRMS has expressed a willingness to revise the current reclamation permit requirements to exclude the topsoil stock piles from being redisturbed or reclaimed and the Company filedTechnical Revision No. 16 Application to the Carbon Junction Coal Mine permit for leaving topsoil piles 4 and 7 in place. The Company has been notified by the CDRMS that the application was considered adequate and they expect to have a decision by July 13, 2010.  However, the CDRMS has expressed concerns that an adequate demonstration of residential, industrial, commercial, and /or recreational post-mining land use in accordance with Technical Revision No. 5 has not been implemented.  The full release of the Company’s financial warranty is subject to the CDRMS’s confirmation that either post-mining land uses have been implemented or environmental responses, ground cover, vegetative habitat and re-growth have stabilized. In May 2009, the CDRMS advised the Company that it did not believe that residential post-mining land use had been “substantially commenced and is likely to be achieved” and that the Company’s Phase III bond release application would be held pending further information from the Company.  The Company is continuing to evaluate its options with regard to obtaining approval from the CDRMS of the Phase III bond release application. Phase II and Phase III Bond Releases are eligible for complete and final bond release after sediment control structures are reclaimed, and Sediment Ponds #1 and #2 were reclaimed between December 2008 and April 2009.  The Company did not submit a Phase II Bond Release application, however, because the Phase III Bond Release has not been approved based on the Company not adequately demonstrating approved post-mining land use.

Current mining activities and inspections: The Company substantially completed its reclamation activities in fiscal 2009, and renewed its Carbon Junction Coal Mine permit, which covers reclamation or disposition of existing surface coal mining related disturbance within the modified permit area.  Inspections are conducted regularly by the CDRMS to determine that terms and conditions of the existing permit are being satisfactorily met. As needed in response to the inspections, the Company then performs compliance operations to conform to the CDRMS requirements cited in its report.

The Company expects that inspections and operations will continue until the complete release of the reclamation liability and warranty. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Held for Sale

Location:  According to an Alta Survey, the Durango Property consists of approximately 1,866 acres of land located in La Plata County, Colorado.  The major highways intersecting the City of Durango and La Plata County are US Highway 550 running North and South and US Highway 160 running East and West.  The Durango Property is aligned with US Highway 160 and is located on a mesa adjacent to and above the City of Durango.  The Durango Property is not currently within the city limits; however, certain portions of the Durango Property have common boundaries to the city.

Background:   The Company originally leased the Durango Property for coal mining purposes beginning in 1979, and in 1989 the lease expired. In October 1990, the Company purchased approximately 1,800 acres on which the Carbon Junction Coal Mine is situated and contains 192.77 acres permitted for coal mining purposes.  In fiscal 1995, following a third party appraisal that resulted in the Company’s coal reserves being classified as uneconomic to produce competitively in the marketplace, the Company’s focus for the Durango Property changed from energy related to real estate opportunities.

Letter of Intent by and between La Plata County, Colorado and the Company dated January 25, 2010:    On January 25, 2010, the Company signed a non-binding Letter of Intent with La Plata County, Colorado (the “Letter of Intent”) to dedicate and develop county roads on the Durango Property.  In the Letter of Intent, La Plata County generally agrees that the Company will have direct and convenient access to any county roads dedicated and developed on the Durango Property, that the Company (and its utility providers) will be given the opportunity to locate utilities within any dedicated right of way, and that La Plata County accepts maintenance for the portions of county roads dedicated until maintenance is assumed by another government entity.  The Letter of Intent states that La Plata County will be responsible for the construction and development of the county roads.  The Letter of Intent anticipates two separate dedications of rights of way on the Company’s property, the Grandview Connector and the Highway 160 Connector, to be completed no later than seven and nine years, respectively, from the date of formal agreement.  The Letter of Intent is not a definitive agreement and is subject to the delivery and execution of a final written agreement of the parties as well as certain conditions such as the availability of public funds.  The Company can provide no assurance that a final written agreement will be agreed upon or entered into by the parties or that the roads will be constructed timely or at all.

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

Durango Property division into thirty-five acre lots:   The Durango Property is located within La Plata County. In August 2007, La Plata County adopted a new land use code to originally have an effective date of January 6, 2008.  The new code would place serious restrictions within La Plata County on the creation of new parcels, location of building envelopes, view shed protections, hillside and ridge top limits on development, and stricter standards related to roads and water availability. In response to the expected changes to La Plata County land use codes, the Company established fifty-four 35 acre parcels on the Durango Property and filed the plats with the La Plata County Clerk’s office.    Although the Board of County Commissioners delayed the effective date of the new code, it remains likely that it will be put into effect in substantially the same form in the future.

The platting of the parcels established building envelopes that are intended to ensure the right to build in the identified areas with fewer restrictions than the new code will require. The platting of the Durango Property into 35 acre parcels allows the ability to build one home on each of the parcels without approval of the Board of County Commissioners. In the event a decision is made by the Company or a new owner that annexation of the lands contained within the Area Plan into the City of Durango and development under the requirements of the City is not advantageous, 35 acre parcels provide development options for the Company or any purchaser of the Durango Property. In addition to but located outside the Area Plan, approximately 600 or more acres of the Durango Property are mountainous. These mountainous acres are expected to remain within La Plata County jurisdiction and are a part of the 35 acre lots filings.

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

Decision to sell the Durango Property:  After obtaining approval of the Area Plan, the Company concluded, during the first quarter of fiscal 2005, that it would be prudent for it to attempt to sell the Durango Property.  The Company’s decision was based on several principal factors, one being the developments with respect to the health of Ms. Pautsky, the Chief Executive Officer and principal shareholder, who is the moving force behind the efforts to advance the Durango Property towards development. In fiscal 2004, Ms. Pautsky was diagnosed with a life-threatening form of cancer. In mid-2004, Ms. Pautsky received specialized treatment for her disease.  In November 2007, Ms. Pautsky received a second specialized treatment for her disease, responded well, but continues to receive treatment. Because of concerns regarding Ms. Pautsky’s health, the project size, the significant financial requirement by the Company, the number of years to complete and the risk involved to the Company in committing so much of its limited financial resources to one project, the Company decided to attempt to sell the Durango Property.  The Company’s officers, other than Ms. Pautsky, have not been actively involved with the Durango Property; however, in the event that the Company should not sell the Durango Property, the Company anticipates that Arbie Ray, Ms. Pautsky’s daughter and long-term employee of the Company, would assume primary responsibility for the Durango Property.  Ms. Ray has been actively involved historically and to date with the Company’s actions in Colorado.

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

Although discussions with potential buyers of the Durango Property continue, the Company has not entered into any further contracts to sell the Durango Property. The Company is not a distressed seller and continues to have strong expectations for the Durango Property.  However, the downturn of the real estate market environment nationwide has affected the marketability of the Durango Property.  See “Competition and Markets” below.

Competition and Markets

Real estate market conditions:  The economic downturn of the real estate market arguably began as subprime mortgage lenders subsidized by Fannie Mae and Freddie Mac made loans available to low income home buyers with low interest rates and low monthly payments. When these subprime loans began to fail as interest rates began to increase and mortgage payment terms could not be met, this subprime environment collapsed and Fannie Mae and Freddie Mac began to experience financial issues as a result of their subsidies.  As home mortgage loan failures began to multiply, financial institutions began to fail and the lending environment became more stringent. Home owners experienced foreclosure of their homes, the residential sales market became saturated, prices fell as supply increased and sellers had difficulty realizing a price when they sold their home that would cover their remaining loan cost.  Real estate prices have been forced downward as distressed sellers compete for the limited buyers available as a result of stricter lending requirements being implemented by banks and lending institutions.

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

Oil and gas competitive conditions:  A large number of companies and individuals are engaged in the exploration for oil and gas, and most of the companies so engaged possess substantially greater technical and financial resources than the Company.  Competition for desirable leases and suitable prospects, including obtaining services and materials for oil and gas operations, favors larger companies. In fiscal 2009 and 2010, the Company did not experience any difficulty in obtaining services and materials because of its limited exploration and development activities.

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

Oil and gas market conditions:  The Company’s ability to produce and market oil and gas profitably depends upon a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted or anticipated.  Factors affecting the marketing of oil and gas include, but are not limited to, imports, refining capacities, current worldwide events, unpredictable pricing and actions by foreign producing nations.

Oil and gas prices were generally on an upward trend from the first quarter of fiscal 2003 until June 2008.  Higher oil and gas prices had a materially positive effect on the Company’s revenues.  In fiscal 2009 and 2010, the Company’s average oil price received was $91.17 and $63.85, respectively, which represents a decrease of $27.32 per barrel (30.0%) in fiscal 2010 as compared to fiscal 2009.  The Company’s average gas price received was $7.01 and $3.77 in fiscal 2009 and 2010, respectively, which represents a decrease of $3.24 per mcf (46.2%) in fiscal 2010 as compared to fiscal 2009.  The Company generated most of its revenue from oil production.

While certain of the Company’s gas properties experience seasonal variations in demand, the Company was not experiencing any significant curtailment, or an inability to sell all of its deliverable gas, on an overall basis at February 28, 2010. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Coal and gravel:  The Company’s coal operations in the past have been subject to extensive regulation under the Surface Mining Control and Reclamation Act of 1977 and the Colorado law of a similar nature and the Clean Air Act of 1990.  The effects of such regulations have been (i) to make it more costly for the coal to be marketed, (ii) to limit the customers for the coal to certain types of power plants and (iii) that economics are determined by quality parameters for coal. As a result of these limiting factors, the Company has been unable to market its coal competitively and in accordance with SEC regulations does not account for coal reserves in its financial records. The Company’s gravel reserves are subject to comparable regulation, but compliance standards are less rigid.

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

Employees

As of May 25, 2010, the Company had four full-time employees and one part-time employee.  Three of the employees are located at the Company’s executive offices and two are field employees located in North Texas.  The Company considers its relations with its employees to be satisfactory.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

Oil and Gas Properties

Reserves:  Reference is made to “Supplemental Oil and Gas Data (Unaudited)” included as supplemental information to the Company’s financial statements for additional information concerning:  (i) certain cost and revenue information pertaining to the Company’s oil and gas producing activities; (ii) estimates of the Company’s oil and gas reserves and changes in such reserves; and (iii) a standardized measure of the discounted future net cash flows from the Company’s oil and gas reserves and the changes in such standardized measure.  The engineering report with respect to the Company’s proved oil and gas reserves as of February 28, 2010 was prepared by Stephens Engineering, independent petroleum engineers, based in Wichita Falls, Texas (“Stephens Engineering”) and is filed as Exhibit 99 to this annual report.  Stephens Engineering is a Consultant Engineering firm specializing in valuations, oil and gas reservoir studies and supervision of secondary tertiary recovery programs.  The firm provides services primarily in Texas, Oklahoma and New Mexico and is experienced in a total of twenty States and Canada.  At February 28, 2010, all of the Company’s oil and gas reserves were located in the States of Texas, Mississippi, Colorado and Oklahoma.  The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations provided by the SEC.  As stated above, the Company retained Stephens Engineering to prepare estimates of the Company’s oil and gas reserves.  Management works closely with this firm, and is responsible for providing accurate operating and technical data to it.  Management reviews the final reserves estimate and, if necessary, discusses the process used and findings with representatives from the independent petroleum engineering firm.  Ms. Pautsky is primarily responsible for overseeing the preparation of the reserve estimates and has over 40 years of experience in the oil and gas industry and has extensive geological knowledge.  Numerous uncertainties exist in estimating quantities of proved reserves.  Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available.  Furthermore, estimates of oil and gas reserves are projections based on engineering data.  There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement.

No reserve reports pertaining to the Company’s proved net oil or gas reserves were filed with or included in reports to any Federal governmental authority or agency during the fiscal year ended February 28, 2010, and no major discovery is believed to have caused a significant change in the Company’s estimates of proved reserves since that date.

The following table reflects Stephens Engineering’s estimate of those quantities of oil and gas as of February 28, 2010 that can be produced from the Company’s proved developed reserves during the fiscal year ending February 28, 2011 using equipment installed and under economic and operating conditions existing at February 28, 2010:

Oil (Bbls)	14,470
Gas (mcf)	25,261

Summary of Oil and Gas Reserves as of Fiscal-Year End Based on Average Fiscal-Year Prices:  The following table reflects Stephens Engineering’s estimate of oil and gas reserves as of February 28, 2010 using prices and costs under existing economic conditions:

	Reserves as of February 28, 2010
	Oil (Bbls)	Gas (MCF)
Proved developed	110,458	220,082
Proved undeveloped	554,636	—
Total proved reserves	665,094	220,082

Proved Undeveloped Reserves:  The following table reflects Stephens Engineering’s estimate of proved undeveloped reserves as of February 28, 2009 and 2010:

Proved undeveloped reserves	Oil (Bbls)
As of February 28, 2009	599,059
Change in estimate	(44,423)
As of February 28, 2010	554,636

All of the estimated 554,636 barrels of oil of proved undeveloped reserves as of the end of fiscal 2010 are attributed to the Madison County, Texas Property.  Other than a change in estimate, no material changes to proved undeveloped reserves were made during fiscal 2010.  As a minority working interest owner, the Company is unable to determine the amount or timing of efforts to recover the proved undeveloped reserves or convert them to developed reserves.

The Company is not obligated to provide a fixed and determinable quantity of oil and gas in the future under any of its existing contracts or arrangements.  The Company has been able to meet all significant delivery commitments in each of the last three fiscal years.

Production:  The following table shows for each of the last three fiscal years the total production attributable to the Company’s oil and gas interests:

Fiscal Year Ended February 28(9),	Oil (Bbls)	Gas (mcf)
2010	13,049	19,805
2009	16,088	19,860
2008	17,293	20,843

Lifting costs and average sales prices:  The Company’s average production (lifting) costs and average sales prices received during each of the last three fiscal years are shown in the following table:

	Fiscal Year Ended February 28(9),
	2010	2009	2008
Average Production (Lifting) Costs

Per equivalent unit (Bbls)	$46.21	$55.64	$44.20

Average Sales Prices

Oil (per Bbl)	$63.85	$91.17	$76.57
Gas (per mcf)	$3.77	$7.01	$6.63

Sales contracts and major customers:  The Company does not own any refining facilities and sells its oil under short-term contracts at freight on board field prices posted by the principal purchasers of oil in the areas where the Company’s producing properties are located.  During the fiscal year ended February 28, 2010, the Company sold approximately 66.4% of its oil to Teppco Crude Oil, L.P. (“Teppco”) and approximately 25.5% to Sunoco, Inc.  During fiscal 2010, the Company sold approximately 60.0% of its gas under short-term contracts to Orion Pipeline, L.L.C. (“Orion”), approximately 18.6% to Targa North Texas LP, and approximately 10.5% to Chevron U.S.A., Inc.

Substantially all of the Company’s oil sales to Teppco and its gas sales to Orion were from the Company’s Madison County, Texas Property.

In the opinion of management, the termination of any of the Company’s sales contracts would not adversely affect the Company’s ability to sell its oil and gas production at comparable prices.

Developed acreage and productive wells:  As of February 28, 2010, the Company owned working and overriding royalty interests in 8,492 gross (2,566 net) acres of developed oil and gas leases and 50 gross (16.45 net) productive oil and gas wells.

The following table summarizes the Company’s developed acreage and productive wells as of February 28, 2010:

	Developed Acreage(1)				Productive Wells(1)(3)
	Gross(2)		Net(2)		Gross(2)		Net(2)
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
Texas:
Madison County	4,515	—	1,129	—	23	—	5.75	—
All Other Counties	2,608	1,047	1,193	239	21	3	9.64	1.00
Mississippi	40	—	.26	—	1	—	0.01	—
Colorado	—	242	—	4	—	1	—	0.02
Oklahoma	40	—	1	—	1	—	0.03	—

Total	7,203	1,289	2,323	243	46	4	15.43	1.02

(1)	Reversionary interests which may increase or decrease the interest shown have been disregarded for purposes of this table.

(2)

“Gross,” as it applies to acreage or wells, refers to the number of wells or acres in which an interest is owned by the Company. “Net,” as it applies to acreage or wells, refers to the sum of the fractional ownership interests owned by the Company in gross wells or gross acres.

(3)	Excludes 22 gross (12.38 net) shut-in wells; excludes eight gross (3.30 net) water injection wells and one gross (.25 net) water supply well.

Undeveloped acreage:  The following table shows the gross and net acres of undeveloped oil and gas leases held by the Company at February 28, 2010:

State	Gross Acres (1)	Net Acres(1)
Greg County, Texas Teal Prospect	78.65	26.19

(1)

“Gross,” as it applies to acreage, refers to the number of acres in which an interest is owned by the Company.  “Net,” as it applies to acreage, refers to the sum of the fractional ownership interests owned by the Company in gross acres.

In the absence of drilling activity which establishes commercial reserves sufficient to justify retention or renewal of leases, 100% of the Company’s leases will expire in fiscal 2011.  As a minority working interest owner, the Company cannot determine when or if the conversion to developed acres will occur.

Present activities:  The Company drilled one gross (.58 net) development well in fiscal 2010 on one of its North Texas properties.  As of February 28, 2010, the Company was in the process of completing the well. Completion was hampered by adverse weather conditions, which also delayed the drilling of a second well on the same property. The Company did not participate in drilling any development wells during fiscal 2009 or 2008.

Drilling activities:  The following table shows the number of net productive and dry exploratory wells and the number of net productive and dry development wells drilled by the Company in each of the last three fiscal years:

	Fiscal Year Ended February 28(9),
	2010	2009	2008
Net productive and dry exploratory wells	—	—	—
Net productive and dry development wells	.58	—	—

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

Coal mining permit approved by the CDRMS expires September 22, 2013:  Coal deposits held in the Carbon Junction Coal Mine have been minimally permitted and disturbed by mining operations.  Of the approximately 1,830 acres owned and leased, approximately 192.77 acres were permitted by the CDRMS and only 3.5 acres remain disturbed.  The term of the Company’s permit is five years and the current permit expires September 22, 2013.  The Carbon Junction Coal Mine permit covers reclamation or disposition of existing surface coal mining related disturbance within the permit area. See “Item 1 - Business - Carbon Junction Coal Mine.”

The Company also owns 55% of the gravel, oil, gas and other mineral rights with respect to the approximate 1,640 acre tract in La Plata County, Colorado and has the executive rights on the remaining 45%.  The permit to mine gravel held by FCM, previous operator of the gravel mine, contains 63.5 acres.  In fiscal 2006, FCM substantially reclaimed its gravel mining operation. The CDRMS released a portion of FCM’s financial warranty with regard to reclamation retaining approximately $104,000 in financial warranties.  In fiscal 2009, CDRMS records indicate that FCM requested a release of financial warranty and termination of the permit, which the CDRMS denied.  According to the CDRMS, the CDRMS continues to retain the financial warranty because FCM has not reclaimed (i) its sediment pond and overburden pile within the gravel permit area, (ii) a couple of lengths of diversion ditch, (iii) the electrical substation and has not topsoiled and seeded those areas. Aggregate permits generally do not have a termination date.  See “Item 1. Business - Gravel Operations” and “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate

The Durango Property held for sale by the Company contains 1,866 acres covering coal, gas and other minerals including gravel as described above in “Coal and Gravel Properties.”  Approximately 1,202 acres of the Durango Property is the subject of a planned mixed use development by the Company.  In the opinion of management, the Durango Property is adequately covered by insurance.  See “Item 1.Business - Real Estate Held for Sale.”

Office Building

The Company owns a one-story office building situated at 4613 Jacksboro Highway in Wichita Falls, Texas in which its executive offices are located.  The building is located on .519 acres of land and contains 5,117 square feet of space. The building was built in 1974 and is in good overall condition.  In the opinion of management, the office building is adequately covered by insurance.

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

ITEM 4.               RESERVED

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, $0.04 par value, is traded in the over-the-counter market.  The following table shows the range of bid quotations for the common stock during the two fiscal years ended February 28, 2009 and February 28, 2010 by quarters.  Such quotations were furnished to the Company by the National Quotation Bureau, LLC and were supplied by The National Association of Securities Dealers (“NASD”) through the NASD OTC Bulletin Board, the NASD’s automated system for reporting NON-NASDAQ quotes and the National Quotation Bureau’s Pink Sheets.  The quotations represent prices between dealers and do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Period	High	Low

Fiscal Year Ended February 28, 2009
Quarter Ended May 31, 2008	$10.50	$6.00
Quarter Ended August 31, 2008	10.50	7.00
Quarter Ended November 30, 2008	7.50	4.00
Quarter Ended February 28, 2009	4.50	2.25

Fiscal Year Ended February 28, 2010:
Quarter Ended May 31, 2009	4.65	1.00
Quarter Ended August 31, 2009	4.90	1.05
Quarter Ended November 30, 2009	4.90	1.50
Quarter Ended February 28, 2010	4.65	1.65

As of May 27, 2010, the Company had approximately 402  holders of record of its common stock.

The Company did not pay any dividends during fiscal 2009 or 2010.  There are currently no restrictions upon the Company’s ability to pay dividends.

The following table shows all purchases of the Company’s shares of common stock made by the Company during the fourth quarter of fiscal 2010:

Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
December 1, 2009 through February 28, 2010	7,000	2.50

(1)         The Company repurchased 7,000 shares of its common stock in a private transaction based upon the stock price on the closing day of the transaction.

The Company has no publicly announced plans or programs to purchase its shares of common stock.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 8.

Results of Operations

The Company had a net loss of $232,347 ($0.06 per share) in the fiscal year ended February 28, 2010 as compared to a net loss of $652,703 ($0.15 per share) in the fiscal year ended February 28, 2009.

Oil and gas revenues decreased $623,812 (37.9%) in fiscal 2010 as compared to fiscal 2009.  The primary reasons for this decline in revenue were decreased average oil and gas prices received and decreased sales volumes for the 2010 fiscal year as compared to the 2009 fiscal year.  Fees in the amount of $36,600 received by the Company both in fiscal 2010 and 2009 for serving as operator of most of the Company’s North Texas area properties are included in oil and gas revenues.

The following table compares the Company’s oil and gas revenues and average prices received by the Company and its sales volumes of oil and gas during fiscal 2010 with those of fiscal 2009:

	Fiscal 2010	Fiscal 2009	Percentage Change
Oil:

Revenues	$899,691	$1,434,279	-	37.3%
Volume (Bbls.)	14,092	15,732	-	10.4%
Average Price (per Bbl.)	$63.85	$91.17	-	30.0%

Gas:

Revenues	$83,869	$170,619	-	50.8%
Volume (mcf)	22,266	24,345	-	8.5%
Average Price (per mcf)	$3.77	$7.01	-	46.2%

Non-material amounts of natural gas liquids revenues and sales volumes for fiscal 2009 are excluded from the foregoing table.

Oil and gas prices received were very volatile in fiscal 2009.  For the first seven months of fiscal 2009, the Company received unprecedented prices in excess of $100.00 per barrel of oil topping out at approximately $133.00 per barrel.  During the last five months of fiscal 2009, the oil prices received by the Company declined dramatically and bottomed-out at approximately $35.00 per barrel of oil sold.  Fiscal 2010 saw a rebuilding from the low price of approximately $35.00 per barrel to a high of approximately $75.00 per barrel of oil sold.  The 30.0% decline in the average oil price received in fiscal 2010 as compared to fiscal 2009 was a primary contributor to the Company’s lower revenue in fiscal 2010 as compared to fiscal 2009. A 1,640 barrel (10.4%) decrease in oil sales volumes also contributed to lower revenue for fiscal 2010 as compared to fiscal 2009.  Average gas prices received decreased by $3.24 per mcf (46.2%) from $7.01 per mcf to $3.77 per mcf during fiscal 2010 as compared to fiscal 2009 and gas sales volumes decreased 2,079 mcf (8.5%) during fiscal 2010 as compared to fiscal 2009 from 24,345 mcf to 22,266 mcf.

The Company’s revenues in fiscal 2010 from the Madison County, Texas Property decreased $375,595 (39.2%) as compared to fiscal 2009 as average oil prices received from the property decreased $28.34 per barrel (30.9%) from $91.80 per barrel to $63.46 per barrel and oil sales volumes from the property decreased 1,063 barrels (11.0%) from 9,651 barrels in fiscal 2009 to 8,588 barrels in fiscal 2010.

Oil and gas operating expense decreased $1,021,737 (55.1%) in fiscal 2010 as compared to fiscal 2009. A primary reason for the reduced oil and gas operating expense was a $550,418 (98.5%) decrease in impairment costs for oil and gas properties in fiscal 2010 as compared to fiscal 2009.  In fiscal 2009, the Company recorded an impairment and partial write off of the Madison County, Texas Property.  The price of oil per barrel and gas per mcf plummeted in February 2009 to $32.82 and $3.26, respectively, which prices were used to calculate reserve value.  In fiscal 2009, SEC S-X Rule 4-10 provided that reserves that are a part of a natural resource occurrence which can be economically and legally extracted at a profit based on the price received at the time of the reserve determination are recordable to the Company.  However, in fiscal 2010, the ruling changed to where the price used to estimate reserves is a twelve month average price rather than a single day spot price.  No impairment of the Madison County, Texas Property was recorded in fiscal 2010 as a result of increases in the prices received by the Company for its oil and gas production.

The Company had a decrease of $65,617 (99.43%) in write offs of abandoned leasehold interests in fiscal 2010 as compared to fiscal 2009.  The Company also recognized a gain in fiscal 2010 related to the completion of a plugging program on certain previously abandoned North Texas oil and gas properties in the amount of $38,707.  No such gain was recognized in fiscal 2009.  The Company also had a decrease in the change in estimate related to the asset retirement obligation in the amount of $42,553 for fiscal 2010 as compared to fiscal 2009.

The table below shows by property certain of the changes in expenses incurred in the Company’s oil and gas operations in fiscal 2010 as compared to fiscal 2009.

Changes in:	Madison County, Texas	North Texas	Smith County, Texas	Red River County, Texas
Operating expenses	$(296,633)	$(23,310)	$(10,536)	$14,744
Asset retirement obligation and accretion	8,137	(10,921)	(3,703)	(591)
Depletion and depreciation expense	2,472	7,072	(708)	(416)
Total change in oil and gas operating expenses	$(286,024)	$(27,159)	$(14,947)	$13,737

The expenses of the Company’s coal and gravel operations decreased $113,525 (81.3%) in fiscal 2010 as compared to fiscal 2009 primarily due to reduced reclamation costs and testing and permitting costs.

Real estate development expense decreased $42,970 (18.1%) in fiscal 2010 as compared to fiscal 2009 primarily due to decreased ad valorem taxes in the amount of $76,077 partially offset by increased legal and other expenses regarding ad valorem taxes in the amount of $30,328.

General and administrative expenses decreased $31,709 (5.8%) primarily due to decreased costs for professional fees and expenses for compliance with Federal laws and regulations in the amount of $27,259 and decreased letter of credit fees in the amount of $10,959, partially offset by increased employee insurance benefits in the amount of $9,330.

The Company had gains on sale of property in the amount of $79,082 in fiscal 2010 and $208,611in fiscal 2009, representing a decrease of $129,529 (62.1%) for fiscal 2010 as compared to fiscal 2009.  The 2010 gains were for equipment sold from certain previously abandoned North Texas oil and gas properties which were plugged during the year.  The gains on sale of property for fiscal 2009 were from the sale of a workover rig and the salvage of remaining coal mining equipment.

Other income (expense) increased $165,627 (693.7%) in fiscal 2010 as compared to fiscal 2009. Other income (expense) consists of four primary components: (i) interest and dividend income, (ii) gains on sales of marketable securities, (iii) impairment loss on investments and (iv) other income (expense), primarily partnership gains and losses and changes in estimates. Lower interest rates and slightly lower portfolio values resulted in decreased interest income in the amount of approximately $59,889 (76.3%) and decreased dividend income of $7,215 (83.4%).  However, the Company experienced a gain on the sale of marketable securities available for sale of $125,343 in fiscal 2010 with no such gain realized in fiscal 2009.  The write-down of an investment security which was considered permanently impaired in fiscal 2009 resulted in an expense in the amount of $124,143 for that period with no comparable expense in fiscal 2010.  As to the remaining other expense components, the Company’s income relating to its interest in a limited partnership which operates a small gas pipeline in the East Texas area was $16,755 less in fiscal 2010 than in fiscal 2009.

The Company’s provision for income taxes was a benefit in both fiscal 2010 and 2009.  The income tax benefit decreased $201,871 (68.0%) in fiscal 2010 as compared to fiscal 2009.  This provision includes U.S. Federal corporate and state income taxes.

The Company made no purchases of its common stock in fiscal 2009.  In fiscal 2010, the Company purchased 174,128 shares of its common stock.  There were 4,086,114 shares of common stock outstanding at the February 28, 2010 fiscal year end.

Financial Condition and Liquidity

During fiscal 2010, the Company generally tried to restrict its expenditures; however, the Company did drill one gross (.58 net) development well on one of its North Texas properties which was in the process of being completed at the fiscal year end.  Related drilling, completion and equipment costs are included in investing activities.  In fiscal 2010, investing activities were net providers of cash in the amount of approximately $2,432,000 due mainly to proceeds received from maturities of certificates of deposit of $2,632,000.  In fiscal 2010, operating activities and financing activities, namely purchases of the Company’s treasury stock, were net users of cash in the approximate amounts of $785,000 and $374,000, respectively resulting in an increase in cash and cash equivalents for fiscal 2010 of approximately $1,274,000.

The Company’s decision to attempt to sell the Durango Property should eliminate the need for any substantial drawdown of the Company’s cash reserves or the need to obtain additional debt or equity financing. The Company expects to fund its contemplated oil and gas plugging and abandonment operations during fiscal 2011 and any purchases of the

Company’s stock that it makes from its cash and cash equivalents,  cash flow from its oil and gas properties, and sale of salvage from the abandoned wells.

The Company’s oil products received an average price of $63.85 in fiscal 2010 for all properties.  The Company has no assurance that its average price received for oil and gas in fiscal 2011 will be equivalent to or exceed those received during fiscal 2010.  The Company believes it has sufficient funds available for its use in operations for the next 12 months.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of the Company’s results of operations and financial condition and liquidity is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  The Company’s significant accounting policies are described in Note B of the notes to the Company’s financial statements.  In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” the Company has identified certain of these policies as being of particular importance to the portrayal of the Company’s results of operations and financial position and which require the application of significant judgment by management.  The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties, income taxes, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:

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

The successful efforts method of accounting can have a significant impact on the operational results reported when the Company is entering a new exploratory area in hopes of finding an oil and gas field that will be the focus of future development drilling activity.  The initial exploratory wells may be unsuccessful and would be expensed.

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

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that would require the Company to record an impairment of the recorded book values associated with oil and gas properties.  In fiscal 2009, the Company recorded an impairment and partial write off of the Madison County, Texas Property. The price of oil per barrel and natural gas per mcf plummeted in February 2009 to $32.82 and $3.26, respectively, which prices were used to calculated reserve value.  In fiscal 2009, SEC S-X Rule 4-10 provided that reserves that are a part of a natural resource occurrence which can be economically and legally extracted at a profit based on the price received at the time of the reserve determination are recordable to the Company. However, in fiscal 2010, the price used to estimate reserves changed to a twelve month average price rather than a single day spot price.  No impairment of the Madison County, Texas Property was recorded in fiscal 2010 as a result of increases in the prices received by the Company for its oil and gas production.

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

Among the factors that could cause actual results to differ materially are crude oil and natural gas price fluctuations, failure to achieve expected production and the timing of the receipt of revenues from existing and future exploration and development projects (including, particularly, the secondary recovery project on the Madison County, Texas Property), higher than estimated oil and gas and coal reclamation costs and delays with respect to, or failure to obtain, governmental permits and approvals necessary to proceed with real estate development.  In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oakridge Energy, Inc.:

We have audited the accompanying balance sheets of Oakridge Energy, Inc. (the “Company”) as of February 28, 2010 and February 28, 2009, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2010 and February 28, 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Fort Worth, Texas
June 1, 2010

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	February 28,	February 28,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$1,480,775	$207,244
Trade accounts receivable	129,797	131,686
Investment securities available for sale	128,030	72,992
Prepaid expenses and other	16,715	16,851
Certificates of deposit	204,399	2,483,931
Total current assets	1,959,716	2,912,704

Oil and gas properties, at cost, using the successful efforts method of accounting:
Proved developed and undeveloped properties	7,189,713	7,280,164
Less accumulated depletion and depreciation	6,886,657	7,001,515
Proved developed and undeveloped properties, net	303,056	278,649
Unproved properties	43,521	43,899
Net oil and gas properties	346,577	322,548

Coal and gravel properties, at cost:
Undeveloped properties	5,850,424	5,850,424
Less accumulated depletion and depreciation	5,589,936	5,589,936
Net coal and gravel properties	260,488	260,488

Other property and equipment, net of accumulated depreciation of $291,948 and $280,337, respectively	107,132	118,743

Real estate held for sale	3,168,107	3,168,107

Deferred income taxes	754,499	670,464

Other non-current assets	446,367	424,723

Total assets	$7,042,886	$7,877,777

See accompanying notes to financial statements.

	February 28,	February 28,
	2010	2009

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$210,784	$381,297
Accrued expenses	45,172	39,946
Current portion of asset retirement obligations	81,696	88,696
Total current liabilities	337,652	509,939

Asset retirement obligations	413,149	505,904
Total liabilities	750,801	1,015,843

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	15,809,759	16,042,106
Accumulated other comprehensive gain (loss)	13,913	(22,326)
Stockholders’ equity before treasury stock	17,035,076	17,231,184
Less treasury stock, at cost; 6,071,689 shares and 5,897,561 shares, respectively	10,742,991	10,369,250
Total stockholders’ equity	6,292,085	6,861,934

Total liabilities and stockholders’ equity	$7,042,886	$7,877,777

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

	For Fiscal Year Ended February 28,
	2010	2009
Oil and gas revenues	$1,020,160	$1,643,972

Operating expenses:
Oil and gas:
Impairment of oil and gas properties	8,568	558,986
Depletion, depreciation and accretion	33,613	36,690
Lease operating	791,158	1,259,400
Total oil and gas	833,339	1,855,076

Coal and gravel	26,057	139,582
Real estate development	194,165	237,135
General and administrative	514,994	546,703
Gain on sale of property	(79,082)	(208,611)
Total operating expenses	1,489,473	2,569,885

Loss from operations	(469,313)	(925,913)

Other income (expense):
Interest and dividend income	20,071	87,175
Gain on sale of marketable securities available for sale	125,343	—
Impairment of marketable securities available for sale	—	(124,143)
Other income (expense)	(3,663)	13,092
	141,751	(23,876)

Loss before income taxes	(327,562)	(949,789)

Income tax benefit	(95,215)	(297,086)

Net loss	$(232,347)	$(652,703)

Basic and diluted loss per common share:

Net loss	$(0.06)	$(0.15)

Weighted average shares outstanding	4,160,545	4,260,242

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fiscal Years Ended February 28, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock	Total	Comprehensive Loss

Balance at March 1, 2008	$406,312	$805,092	$16,694,809	$(54,216)	$(10,369,250)	$7,482,747

Net loss	—	—	(652,703)	—	—	(652,703)	$(652,703)

Change in unrealized gain on investment securities, net of income taxes	—	—	—	31,890	—	31,890	31,890

Comprehensive loss for year							$(620,813)

Balance at February 28, 2009	406,312	805,092	16,042,106	(22,326)	(10,369,250)	6,861,934

Purchases of treasury stock	—	—	—	—	(373,741)	(373,741)

Net loss	—	—	(232,347)	—	—	(232,347)	$(232,347)

Change in unrealized gain on investment securities, net of income taxes	—	—	—	36,239	—	36,239	36,239

Comprehensive loss for year							$(196,108)

Balance at February 28, 2010	$406,312	$805,092	$15,809,759	$13,913	$(10,742,991)	$6,292,085

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended February 28,
	2010	2009
Operating Activities
Net loss	$(232,347)	$(652,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of oil and gas properties	8,568	558,986
Depletion and depreciation	30,128	28,430
Accretion of discount on asset retirement obligations	15,096	24,891
Change in estimate of asset retirement obligation	(29,006)	13,547
Gain on sale of marketable securities available for sale	(125,343)	—
Gain on sale of oil and gas properties	(79,082)	—
Gain on sales of coal and gravel property	—	(20,000)
Gain on sales of other property and equipment	—	(188,611)
(Gain) loss on investment in limited partnership	3,663	(13,092)
Deferred income taxes	(102,704)	(303,720)
Impairment of marketable securities available for sale	—	124,143
Change in reclamation bond liability	(25,307)	435,999
Abandoned leaseholds	377	65,994
Changes in operating assets and liabilities:
Trade accounts receivable	1,889	146,036
Prepaid expenses and other	136	748
Accounts payable and accrued expenses	(165,287)	201,999
Asset retirement obligation	(85,845)	(13,547)
Net cash provided by (used in) operating activities	(785,064)	409,100

Investing Activities
Additions to investment securities available for sale	(196,663)	(69,410)
Additions to oil and gas properties	(53,679)	(147,205)
Additions to real estate held for sale	—	(33,034)
Purchases of certificates of deposit	(353,007)	(4,476,262)
Proceeds from maturities of certificates of deposit	2,632,000	1,990,000
Proceeds from sales of investment securities available for sale	322,415	—
Proceeds from sales of oil and gas properties	81,270	—
Proceeds from sales of coal and gravel property and equipment	—	20,000
Proceeds from sales of other property and equipment	—	190,000
Proceeds from sales of other non-current assets	—	15,000
Net cash provided by (used in) investing activities	2,432,336	(2,510,911)

Financing Activity
Purchases of treasury stock	(373,741)	—

Net increase (decrease) in cash and cash equivalents	1,273,531	(2,101,811)
Cash and cash equivalents at beginning of year	207,244	2,309,055

Cash and cash equivalents at end of year	$1,480,775	$207,244

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$7,894	$6,634

Supplemental Disclosure of Non-Cash Information
Change in unrealized gain on investment securities, net of income taxes	$36,239	$31,890

Additions to asset retirement obligation	$2,631	$68,935

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2010 and 2009

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

(c)  Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income (“ASC 220”).  ASC 220 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the statements of changes in stockholders’ equity.  ASC 220 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

(d)  Fair Value of Financial Instruments

In accordance with the reporting requirements of FASB ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to financial statements when the fair value is different than the carrying value of those financial instruments.  The estimated fair value of cash equivalents, accounts receivable, and accounts payable approximates their carrying amounts due to the relatively short maturity of these instruments.

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

(g)  Investment Securities

The Company reports investments in accordance with FASB ASC Topic 320, Investments - Debt and Equity Securities.  The Company’s investments are classified at the time of purchase into one of three categories as follows:

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

The Company did not have any securities classified as held to maturity or trading as of February 28, 2010 and 2009.

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction of the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  In fiscal 2009, management determined that a security held as available for sale had been permanently impaired.  Therefore, an impairment charge of $124,143 is reflected in the accompanying statement of operations for 2009.  No such impairment charges were incurred in fiscal 2010.

Dividend and interest income are recognized when earned.  Gains and losses on securities sold are computed under the specific identification method.  A gain on sale of marketable securities available for sale in the amount of $125,343 was recognized in fiscal 2010.  No such gain was recognized in fiscal 2009.

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

(l)  Impairment of Long-Lived Assets

The carrying value of property and equipment is periodically evaluated under the provisions of FASB ASC Topic 360, Property, Plant, and Equipment (“ASC 360”).  ASC 360 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value.

Under ASC 360, the Company evaluates impairment of proved oil and gas properties on a field-by-field basis.  On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows.  The Company recorded $8,568 and $558,986 in impairment losses related to its proved oil and gas properties, in fiscal 2010 and 2009, respectively.  If estimated future cash flows are not achieved with respect to certain fields, additional write-downs may be required.

(m)  Investment in Partnership

The Company uses the equity method of accounting for its investment in a partnership.  The investment in partnership of approximately $41,000 and $44,000 at February 28, 2010 and 2009, respectively, are included in other non-current assets in the accompanying balance sheets.  The Company recognized income (loss) pertaining to its interest in the partnership of approximately $(4,000) and $13,000 during fiscal 2010 and 2009, respectively, which are included in other income in the accompanying statements of operations.

(n)  Asset Retirement Obligations

The Company accounts for asset retirement obligations under FASB ASC Topic 410, Asset Retirement and Environmental Obligations (“ASC 410”).  ASC 410 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  Oil and gas producing companies incur this liability upon acquiring or drilling a well.  Under ASC 410, an asset retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the accompanying balance sheet which is allocated to expense over the useful life of the asset.  Periodic accretion of the discount on asset retirement obligations is recorded as an expense in the accompanying statement of operations.

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

(p)  Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB ASC Topic 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

(r)  Reclassifications

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

(s)  Impact of Recently Issued Accounting Standards

On December 31, 2008, the SEC issued Modernization of Oil and Gas Reporting updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC requires companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption was not permitted. The Company has adopted this issued pronouncement as of this filing and results of this adoption are included in the report.

In June 2009, FASB issued a new Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.  The FASB ASC became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  The new codification system reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  This standard, which is now considered FASB ASC Topic 105, became effective for financial statements issued for reporting periods that ended after September 15, 2009.

C.   Fair Value

Effective March 1, 2008, the Company adopted SFAS No.157, Fair Value Measurements currently classified in FASB ASC Topic 820 (“ASC 820”).  ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•                  Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•                  Level 2 — Other inputs that are directly or indirectly observable in the marketplace.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company’s cash equivalents and marketable securities are classified within Level 1.  Assets measured at fair value are summarized below:

		Fair Value Measurement at February 28, 2010 Using:
	February 28, 2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,401,601	$1,401,601	$—	$—
Investment securities available for sale	128,030	128,030	—	—
Certificates of deposit	204,399	204,399	—	—
Non-current certificates of deposit	405,834	405,834	—	—
	$2,139,864	$2,139,864	$—	$—

		Fair Value Measurement at February 28, 2009 Using:
	February 28, 2009	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$144,825	$144,825	$—	$—
Investment securities available for sale	72,992	72,992	—	—
Certificates of deposit	2,483,931	2,483,931	—	—
Non-current certificates of deposit	380,527	380,527	—	—
	$3,082,275	$3,082,275	$—	$—

D.   Investment Securities

As of February 28, 2010, the amortized cost and fair value of the Company’s investment securities available for sale, was approximately $107,000 and $128,000, respectively.  As of February 28, 2009, the amortized cost and fair value of the Company’s investment securities available for sale was approximately $104,000 and $73,000, respectively.

E.   Asset Retirement Obligations

Pursuant to FASB ASC Topic 410, Asset Retirement and Environmental Obligations, the Company has recognized the fair value of its asset retirement obligations related to the plugging, abandonment, and remediation of oil and gas producing properties as well as the reclamation of the property surrounding the Company’s previous coal mining operations.  The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets, which approximated $344,000.

The liability has been accreted to its present value as of the end of each year.  The Company evaluated 72 wells, and has determined a range of abandonment dates between February 2010 and February 2060.

The following represents a reconciliation of the asset retirement obligations for the fiscal years ended February 28, 2010 and 2009:

	2010	2009
Asset retirement obligations at beginning of year	$594,600	$500,774
Revision to estimate	(29,006)	13,547
Additions to asset retirement obligation	2,631	68,935
Liabilities settled during the year	(88,476)	(13,547)
Accretion of discount	15,096	24,891
Asset retirement obligations at end of year	$494,845	$594,600

F.   Income Taxes

The Company’s income tax expense (benefit) attributable to loss from operations consists of the following:

	Current	Deferred	Total
Fiscal year ended February 28, 2010:
U.S. Federal	$—	$(102,704)	$(102,704)
State and local	7,489	—	7,489
Income tax expense (benefit)	$7,489	$(102,704)	$(95,215)

Fiscal year ended February 28, 2009:
U.S. Federal	$—	$(303,720)	$(303,720)
State and local	6,634	—	6,634
Income tax expense (benefit)	$6,634	$(303,720)	$(297,086)

Income tax expense (benefit) for the fiscal years presented differs from the “expected” Federal income tax benefit for those years, computed by applying the statutory U.S. Federal corporate tax rate of 34% to pre-tax loss, as a result of the following:

	2010	2009
Computed “expected” tax benefit	$(111,372)	$(322,928)
State and local income taxes, net of Federal income tax	(9,729)	—
Marketable securities	(17,878)	—
Other, primarily revision of prior year provision estimate	43,764	25,842
Income tax expense (benefit)	$(95,215)	$(297,086)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, at February 28, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$553,972	$388,626
Contributions	2,672	—
Alternative minimum tax credit carryforward	98,033	98,033
Marketable securities	35,040	52,918
Asset retirement obligations	168,248	202,164
Total deferred tax assets	857,965	741,741

Deferred tax liabilities:
Oil, gas and coal properties and other property and equipment, principally due to depletion and depreciation	(99,062)	(67,709)
Property and equipment	(4,404)	(3,568)
Total deferred tax liabilities	(103,466)	(71,277)
Net deferred tax asset	$754,499	$670,464

	2010	2009
Included in the balance sheet as:
Deferred income taxes, current	$—	$—
Deferred income taxes, non-current	754,499	670,464
Net deferred tax asset	$754,499	$670,464

Based on the future reversal of existing taxable temporary differences and future earnings expectations, management of the Company believes it is more likely than not that deferred tax assets will be realized or settled, and accordingly, no valuation allowance has been recorded.

At February 28, 2010, the Company has an alternative minimum tax credit carryforward of approximately $98,000, which has no expiration date and is available to reduce the Company’s future taxable income.  Additionally, at February 28, 2010, the Company has a net operating loss carryforward for Federal taxes of approximately $1,629,000 which is available to offset the Company’s future taxable income.  The net operating loss carryforward for Federal taxes will expire as follows:

	Approximate amount of net operating loss carryforward for federal taxes which will expire	Percentage of total net operating loss carryforward for federal taxes
2027	$739,000	45.4%
2029	404,000	24.8%
2030	486,000	29.8%

G. Segment Information

The following information is presented in accordance with FASB ASC Topic 280, Segment Reporting. The Company is engaged in oil and gas, coal and gravel activities and real estate development. The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit (loss) as income (loss) from operations. Business segment assets are those assets controlled by each reportable segment. The following table sets forth certain information about the financial information of each segment for the fiscal years ended February 28, 2010 and 2009:

	2010	2009
Business segment revenue:
Oil and gas	$1,020,160	$1,643,972

Business segment profit (loss):
Oil and gas	$265,903	$(22,493)
Coal and gravel	(26,057)	(119,582)
Real estate development	(194,165)	(237,135)
General corporate	(514,994)	(546,703)
Loss from operations	(469,313)	(925,913)
Other income (loss)	141,751	(23,876)
Loss before income taxes	$(327,562)	$(949,789)

Depreciation, depletion, and amortization:
Oil and gas	$18,517	$11,800
Coal and gravel	—	—
Real estate development	—	—
General corporate	11,611	16,630
Total depreciation, depletion and amortization	$30,128	$28,430

	2010	2009
Capital expenditures:
Oil and gas	$53,679	$147,205
Real estate development	—	33,034
General corporate	—	—
Total capital expenditures	$53,679	$180,239

Assets:
Oil and gas	$3,084,610	$3,933,061
Coal and gravel	260,488	260,488
Real estate development	3,168,107	3,168,107
General corporate	529,681	516,121
Total assets	$7,042,886	$7,877,777

H.   Related Party Transactions

In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and related parties also own interests.

I. Commitment and Contingency

As of February 28, 2010 and 2009, the Company has pledged interest-bearing cash deposits of $405,834 and $380,527, respectively, to secure letters of credit in favor of the Colorado Bureau of Land Management for state requirements regarding land reclamation with respect to the Carbon Junction Coal Mine. These pledged cash deposits are included in other non-current assets in the accompanying balance sheets.

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

Oil sales to two customers, which accounted for more than 10% of the Company’s total oil sales, approximated $597,000 (66.4%) and $229,000 (25.5%) for the fiscal year ended February 28, 2010. Two customers accounted for approximately $971,000 (67.5%) and $355,000 (24.8%) of the Company’s total oil sales for the fiscal year ended February 28, 2009. Gas sales to three customers approximated $50,000 (60.0%), $16,000 (18.6%), and $9,000 (10.5%) of the Company’s total gas sales for the fiscal year ended February 28, 2010. Three customers accounted for approximately $99,000 (57.8%), $31,000 (18.4%), and $23,000 (13.3%) of the Company’s total gas sales for the fiscal year ended February 28, 2009. Lease operating payments primarily made to a principal operator on its oil and gas producing properties approximated $657,000 and $926,000 in fiscal 2010 and 2009, respectively.

K.   Quarterly Operating Results (Unaudited)

Quarterly results of operations for fiscal 2010 and 2009 were as follows:

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Fiscal Year

Total revenues	$227,102	$267,506	$259,844	$265,708	$1,020,160

Income (loss) from operations	(151,973)	(201,084)	(121,368)	5,112	(469,313)

Net income (loss)	$(87,555)	$(125,900)	$(75,812)	$56,920	$(232,347)

Basic and diluted income (loss) per common share	$(0.02)	$(0.03)	$(0.02)	$0.01	$(0.06)

Fiscal 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Fiscal Year

Total revenues	$509,693	$598,182	$359,095	$177,002	$1,643,972

Income (loss) from operations	2,013	(59,766)	(190,921)	(677,239)	(925,913)

Net income (loss)	$31,313	$(24,345)	$(67,432)	$(592,239)	$(652,703)

Basic and diluted income (loss) per common share	$0.01	$(0.01)	$(0.02)	$(0.13)	$(0.15)

OAKRIDGE ENERGY, INC,

L. SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with FASB ASC Topic 932, Extractive Activities - Oil and Gas (“ASC 932”).

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the fiscal years ended February 28, 2010 and 2009, as follows:

	2010	2009
Acquisition of proved properties	$53,679	$142,014
Acquisition of unproved properties	$—	$5,191
Exploration costs	$377	$65,994

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the fiscal years ended February 28, 2010 and 2009:

	2010	2009
Revenues	$1,020,160	$1,643,972
Production costs	(790,781)	(1,193,406)
Depletion, depreciation, accretion and valuation provisions	(42,181)	(595,676)
Exploration costs	(377)	(65,994)
	186,821	(211,104)
Income tax (expense) benefit	(63,519)	71,775
Results of operations for producing activities (excluding corporate overhead and interest costs)	$123,302	$(139,329)

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

	Oil (Bbls)	Gas (mcf)
Proved developed and undeveloped reserves:
Balance at March 1, 2008	675,695	233,998
Revisions of previous estimates	(15,807)	(134,168)
Production	(16,088)	(19,860)
Balance at February 28, 2009	643,800	79,970
Revisions of previous estimates	34,343	159,917
Production	(13,049)	(19,805)
Balance at February 28, 2010	665,094	220,082

Proved developed reserves:
February 29, 2008	210,810	233,998
February 28, 2009	44,741	79,970
February 28, 2010	110,458	220,082

Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves

The following table, which presents a standardized measure of discounted future cash flows and changes therein relating to proved oil and gas reserves, is presented pursuant to ASC 932. In computing this data, assumptions other than those required by the Financial Accounting Standards Board could produce different results. Accordingly, the data should not be construed as being representative of the fair market value of the Company’s proved oil and gas reserves.

Effective fiscal 2010, the SEC reporting rules require that year end reserve calculations and future cash inflows be based on the average market prices for sales of oil and gas on the first calendar day of each month during the year. The average prices used for fiscal 2010 under these new rules were $62.20 per barrel of oil and $3.54 per mcf of natural gas for proved developed reserves and $62.02 per barrel of oil for proved undeveloped reserves. There are no proved undeveloped gas reserves for either fiscal 2010 or 2009. For fiscal 2009, future cash inflows were computed by applying year end prices of oil and natural gas to year end quantities of proved oil and natural gas reserves. Prices used in computing year end 2009 future cash inflows were $33.33 per barrel of oil and $2.89 per mcf of natural gas for proved developed reserves and $31.31 per barrel of oil for proved undeveloped reserves. Future price changes were considered to the extent provided by contractual arrangements in existence at year end. Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year end costs. Future income tax expenses were computed by applying the year end statutory tax rates with consideration of future tax rates already legislated as well as tax credits and allowances relating to the Company’s proved oil and gas reserves to the future pre-tax net cash flows relating to the Company’s proved oil and gas reserves. The standardized measure of discounted future cash flows at February 28, 2010 and 2009, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

	2010	2009
Future cash inflows	$41,672,090	$20,478,971
Future production and development costs	(9,105,352)	(7,999,638)
Future income tax expenses	(4,981,776)	(1,844,054)
Future net cash flows	27,584,962	10,635,279
10% annual discount for estimated timing of cash flows	(8,493,410)	(3,143,919)
Standardized measure of discounted future net cash flows related to proved reserves	$19,091,552	$7,491,360

Beginning of year	$7,491,360	$26,310,140
Sales of oil and gas, net of production costs	(229,379)	(450,566)
Extensions, discoveries, and improved recoveries, less related costs	347,030	341,415
Accretion of discount	749,136	2,631,014
Net change in sales and transfer prices, net of production costs	11,543,232	(18,625,400)
Changes in estimated future development costs	(5,615)	—
Net change in income taxes	(4,313,800)	6,970,252
Changes in production rates (timing and other)	1,691,849	(9,263,735)
Revisions of previous quantities	1,817,739	(421,760)
End of year	$19,091,552	$7,491,360

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change its independent registered public accounting firm or have any disagreements with them on accounting and financial disclosure issues in the fiscal year ended February 28, 2010.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The material weakness identified was that the Company does not have the required technical expertise to properly calculate complex oil and gas required disclosures for ASC 740 income taxes and relies on outside sources for that calculation.

We have not implemented a control to mitigate the material weakness related to ASC 740 calculations and disclosures. At any time, if it appears that a control can be implemented to mitigate such material weaknesses, the Company expects to implement the control. This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report on Form 10-K.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table provides certain information pertaining to the Company’s directors and executive officers:

Name and Age	Business Experience and Current Positions With Company	Year First Became Director

Sandra Pautsky — 68	Chairperson of the Board of Directors of the Company since July 1998, President and Chief Executive Officer since June 1998 and Secretary-Treasurer since May 1992	1986
Danny Croker — 60	Member of the Board of Directors, Vice President and Assistant Secretary - Treasurer of the Company since May 1992 and owner of Exlco, Inc., oil and gas operations since 1980	1992
Randy Camp — 57	Member of the Board of Directors, partner in the firm of Moore, Camp, Phillips & Patterson, L.L.P. (or its predecessor firms), Certified Public Accountants, Wichita Falls, Texas since 1980	1992

Mr. Croker is Ms. Pautsky’s stepbrother. There are no other family relationships among any of the directors or executive officers of the Company. Ms. Pautsky may be considered to be the controlling stockholder of the Company by virtue of her beneficial ownership of approximately 30.8% of the Company’s outstanding common stock and her positions with the Company. See “Item 12.-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Each of the directors and executive officers holds office from the date of his or her election for a period of one year or until his or her successor has been elected. None of the directors or executive officers is involved, nor has been involved during the past ten years, in any legal proceedings in which he or she is a party adverse or has a material interest adverse to the Company. None of the directors or executive officers has been involved in any legal proceedings which are material to an evaluation of his or her ability or integrity.

Sandra Pautsky currently serves as Chairperson of the Board of Directors, President, Chief Executive Officer and Secretary-Treasurer of the Company. Ms. Pautsky has over forty years experience in the oil and gas industry, has been intimately involved in the operations of the Company and became responsible for the daily administration of the Company in 1988. Ms. Pautsky has studied extensively in the geologic field at a local university.

Danny Croker currently serves as a member of the Board of Directors, Vice President and Assistant Secretary Treasurer of the Company. Mr. Croker is also an independent oil and gas business man with experience in numerous phases of the industry. He has been employed by the Company for 32 years executing field and exploration activities. His knowledge of the day-to-day operations, completion and workover procedures as well as his supervision skills continues to benefit the Company. Mr. Croker received a B.S. degree from Midwestern State University.

Randy Camp serves as a member of the Board of Directors. Mr. Camp is an independent director as defined in Rule 5605 (a)(2) of the NASDAQ listing rules. He is a partner in the firm of Moore, Camp, Phillips & Patterson, L.L.P., Certified Public Accountants. He has been with this firm since 1980. Mr. Camp has unique knowledge of accounting and its relation to the oil and gas industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company’s common stock. The rules promulgated by the SEC under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the SEC pursuant to Section 16(a).

Based solely on the Company’s review of copies of forms it received and on written representations from the foregoing persons, the Company believes that during the fiscal year ended February 28, 2010 all filing requirements under Section 16(a) of the Exchange Act were met on a timely basis by such persons.

Audit Committee

The Company does not have a separately-designated standing audit committee. Instead, the entire Board of Directors acts as the audit committee for the Company.

Audit Committee Financial Expert

Although the Company does not have a separately-designated audit committee, a member of the Company’s Board of Directors, Mr. Camp, meets the requirements to be considered an audit committee financial expert and is independent as defined in Rules 5605(a)(2) and 5605 (c)(2) of the NASDAQ listing rules.

Nomination Procedures

The Company has not made any changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure to security holders in response to the requirements of Item 7 of Schedule 14A of the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Pursuant to the requirements of Item 406 of Regulation S-K, the Company’s “Code of Ethical Conduct for Senior Officers,” which is currently in effect, is filed as Exhibit 14 to this annual report on Form 10-K.

ITEM 11.               EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation for services in all capacities to the Company for each of the last three fiscal years of the Company’s Chief Executive Officer. No other executive officer of the Company received total annual salary and bonus exceeding $100,000 in any of such years.

	Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)	Total

Sandra Pautsky	2010	$125,000	$10,417	$217	$135,634
President and Chief Executive Officer	2009	125,000	10,417	195	$135,612
	2008	125,000	10,417	163	$135,580

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

Executive officers of the Company who are also directors do not receive any fee or remuneration for services as members of the Board of Directors. Mr. Camp, the only director who is not an employee of the Company, received an annual fee of $3,000 for serving as a director in the fiscal year ended February 28, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of the Company’s common stock as of May 28, 2010 by: (i) each person known by the management of the Company to own more than 5% of the Company’s outstanding common stock; (ii) each executive officer and director; and (iii) the executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount Beneficially Owned		Percent of Class
Sandra Pautsky	1,253,181	(1)	30.80%
4613 Jacksboro Highway
Wichita Falls, Texas 76302

Flem Noel Pautsky, Jr.	1,026,690		25.23%
4613 Jacksboro Highway
Wichita Falls, Texas 76302

West Coast Asset Management	617,317		15.17%
2151 Alessandro Drive
Ventura, CA 93001

Noel Pautsky Trust	536,062		13.17%
4613 Jacksboro Highway
Wichita Falls, Texas 76302

Danny Croker	—		—
4613 Jacksboro Highway
Wichita Falls, Texas 76302

Randy Camp	100		*
1400 Eleventh St.
Wichita Falls, Texas 76301

Executive officers and directors as a group (three persons)	1,253,281	(2)	30.80%

*	Represents less than 1% of outstanding common stock.

(1)

Includes: (i) 576,655 shares owned directly by Ms. Pautsky; (ii) 536,062 owned by the Noel Pautsky Trust of which Ms. Pautsky is the Trustee and one of four beneficiaries and (iii) 140,464 shares owned by the Noel Pautsky Marital Trust, of which Ms. Pautsky is the Trustee. Ms. Pautsky disclaims any beneficial ownership of the shares owned by the Noel Pautsky Trust in excess of 125,000 shares. Ms. Pautsky also disclaims any beneficial ownership of the shares owned by the Noel Pautsky Marital Trust, except to the extent of her pecuniary interest therein.

(2)	Includes all shares beneficially owned by Ms. Pautsky, Mr. Croker and Mr. Camp.

The Company does not have any securities authorized for issuance under equity compensation plans.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Flem Noel Pautsky, Jr. is a beneficial owner of in excess of 5% of the Company’s outstanding common stock.  On July 8, 2009, the Company purchased 92,255 shares of the common stock held by Flem Noel Pautsky, Jr. in a private transaction for $2.20 per share, for a total purchase price of $202,961.

West Coast Asset Management is a beneficial owner of in excess of 5% of the Company’s outstanding common stock.  On July 29, 2009, the Company purchased 55,472 shares of the common stock held by West Coast Asset Management in a private transaction for $2.20 per share, for a total purchase price of $122,038.

Director Independence

The Company’s Board of Directors consists of Sandra Pautsky, Danny Croker and Randy Camp.  Mr. Camp is an independent director as defined in Rule 5605(a)(2) of the NASDAQ listing rules.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The independent registered public accounting firm of Whitley Penn LLP (“Whitley Penn”) audited the financial statements of the Company for the fiscal year ended February 28, 2010.

Audit Fees

Fees billed by Whitley Penn for the fiscal year 2009 and 2010 audits of the Company’s financial statements and the reviews of quarterly reports on Form 10-Q during such years were $59,888 and $60,861, respectively.

Audit-Related Fees

The Company did not incur any audit-related fees from Whitley Penn during the fiscal year ended February 28, 2009 or 2010.

Tax Fees

Fees billed by Whitley Penn to the Company for preparation of the Company’s Federal income tax return for the fiscal year 2009 and fiscal year  2010 were $14,000 and $12,900, respectively.

All Other Fees

The Company did not incur any other fees from Whitley Penn during the fiscal year 2009 or 2010.

Pre-Approval Policies and Procedures

The Company does not have a separately-designated audit committee and the Board of Directors of the Company acts in that capacity.  Prior to the Company’s engagement of Whitley Penn to render the audit and non-audit services set forth above, the engagement was approved by the Company’s Board of Directors.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document Description
3(i)(a)	Articles of Incorporation of the Company dated May 9, 1969 filed as Exhibit A (1) to the Company’s Form 10 and incorporated herein by reference.

3(i)(b)	Amendment to Articles of Incorporation of the Company dated October 22, 1982 filed as Exhibit 3. (I)(B) Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

3(ii)	By-Laws of the Company dated May 23, 1975 filed as Exhibit A (4) to Form 10 and incorporated herein by reference.

14	Code of Ethical Conduct of Senior Officers filed as Exhibit 14 to the Company’s Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

23	Consent of Independent Petroleum Engineers and Geologists (filed herewith).

31(i)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Stephens Engineering engineering report with respect to the Company’s proved oil and gas reserves (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE ENERGY, INC.

By:	/s/ Sandra Pautsky
Sandra Pautsky, President

DATE: June 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Sandra Pautsky	By:	/s/ Danny Croker
	Sandra Pautsky, President,		Danny Croker, Director, Vice President and
	Chief Executive Officer, Principal Financial Officer		Assistant Secretary-Treasurer
and Director (Principal Executive Officer and
Principal Financial Officer)

DATE: June 1, 2010	DATE: June 1, 2010

By:	/s/ Randy Camp
Randy Camp, Director

DATE: June 1, 2010

EXHIBITS.

Exhibit No.	Document Description
3(i)(a)	Articles of Incorporation of the Company dated May 9, 1969 filed as Exhibit A (1) to the Company’s Form 10 and incorporated herein by reference.

3(i)(b)

Amendment to Articles of Incorporation of the Company dated October 22, 1982 filed as Exhibit 3. (I)(B) to the Company’s Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

3(ii)	By-Laws of the Company dated May 23, 1975 filed as Exhibit A (4) to Form 10 and incorporated herein by reference.

14	Code of Ethical Conduct of Senior Officers filed as Exhibit 14 to the Company’s Form 10-KSB for the period ending February 28, 2005 and incorporated herein by reference.

23	Consent of Independent Petroleum Engineers and Geologists (filed herewith).

31(i)	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(ii)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Stephens Engineering engineering report with respect to the Company’s proved oil and gas reserves (filed herewith).