Form 10-Q
period 2010-05-31
OAKRIDGE ENERGY INC
filed 2010-07-15
CIK 216748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act.  Yes ☐ No ☒ .

As of July 14, 2010, 4,056,027 shares of the registrant’s common stock, par value $0.04 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	May 31, 2010	February 28, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,230,674	$1,480,775
Trade accounts receivable	245,804	129,797
Investment securities available for sale	165,521	128,030
Prepaid expenses and other	13,548	16,715
Certificates of deposit	205,132	204,399
Total current assets	1,860,679	1,959,716

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $6,890,278 and $6,886,657, respectively	345,089	346,577

Coal and gravel properties, at cost, net of accumulated depreciation of $5,589,936	260,488	260,488

Other property and equipment, net of accumulated depreciation of $293,975 and $291,948, respectively	105,105	107,132

Real estate held for sale	3,168,107	3,168,107

Deferred income taxes	800,365	754,499

Other non-current assets	446,367	446,367

Total assets	$6,986,200	$7,042,886

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS (continued)

	May 31, 2010	February 28, 2010
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$234,372	$210,784
Accrued expenses	88,975	45,172
Current portion of asset retirement obligations	81,696	81,696
Total current liabilities	405,043	337,652

Asset retirement obligations	416,923	413,149
Total liabilities	821,966	750,801

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	15,749,373	15,809,759
Accumulated other comprehensive income (loss), net of tax	(3,429)	13,913
Stockholders’ equity before treasury stock	16,957,348	17,035,076
Less treasury stock, at cost; 6,089,176 shares and 6,071,689 shares, respectively	10,793,114	10,742,991
Total stockholders’ equity	6,164,234	6,292,085

Total liabilities and stockholders’ equity	$6,986,200	$7,042,886

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2010	2009
Oil and gas revenues	$313,068	$227,102

Operating expenses:
Oil and gas	238,425	213,592
Coal and gravel	332	6,440
Real estate development	39,311	72,414
General and administrative	140,973	142,629
Gain on sale of property	—	(56,000)
Total operating expenses	419,041	379,075

Loss from operations	(105,973)	(151,973)

Interest and other, net	10,170	13,062

Loss before income taxes	(95,803)	(138,911)

Income tax benefit	(35,417)	(51,356)

Net loss	$(60,386)	$(87,555)

Basic and diluted loss per common share:
Net loss	$(0.01)	$(0.02)

Weighted average common shares outstanding	4,080,186	4,260,242

Comprehensive loss for the three months ended May 31, 2010 and 2009 was $77,728 and $73,586, respectively.  Included in comprehensive loss is the change in available for sale securities, net of tax.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31,
	2010	2009
Operating Activities
Net loss	$(60,386)	$(87,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	5,648	5,963
Accretion of discount on asset retirement obligations	3,774	552
Gain on sale of marketable securities available for sale	(9,245)	—
Gain on certificate of deposit	—	(234)
Gain on sales of oil and gas properties	—	(56,000)
Deferred income taxes	(36,931)	(49,623)
Changes in operating assets and liabilities:
Trade accounts receivable	(116,007)	54,098
Prepaid expenses and other	3,167	3,769
Accounts payable	23,588	(303,968)
Accrued expenses	43,803	46,150
Asset retirement obligation	—	(16,592)
Net cash used in operating activities	(142,589)	(403,440)

Investing Activities
Additions to investment securities available for sale	(160,088)	(100,343)
Additions to oil and gas properties	(3,008)	—
Purchases of certificates of deposit	(733)	(250,500)
Proceeds from maturities of certificates of deposit	—	1,500,000
Proceeds from sale of investment securities available for sale	105,565	—
Proceeds from sales of oil and gas properties	875	56,000
Net cash provided by (used in) investing activities	(57,389)	1,205,157

Financing Activity
Purchases of treasury stock	(50,123)	—
Net increase (decrease) in cash and cash equivalents	(250,101)	801,717
Cash and cash equivalents at beginning of period	1,480,775	207,244
Cash and cash equivalents at end of period	$1,230,674	$1,008,961

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$6,057	$7,894

Supplemental Disclosure of Non-Cash Information
Change in unrealized loss on investment securities, net of tax	$18,926	$13,969

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

Notes to Financial Statements

(Unaudited)

A.            Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-K for the three month periods ended May 31, 2010 and 2009 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the fiscal year ended February 28, 2010 included in the Annual Report on Form 10-K of Oakridge Energy, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”).  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.  Operating results for the three months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011. The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2010.

B.            Impact of Recently Issued Accounting Standards

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC requires companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption was not permitted. The Company has adopted this issued pronouncement as of its February 28, 2010 Annual Report on Form 10-K.

C.            Fair Value

Effective March 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“FASB ASC

Topic 820”).  FASB ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

FASB ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company’s cash equivalents and marketable securities are classified within Level 1.  Assets measured at fair value are summarized below:

		Fair Value Measurement at May 31, 2010 Using:
	May 31, 2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$897,110	$897,110	$—	$—
Investment securities available for sale	165,521	165,521	—	—
Certificates of deposit	205,132	205,132	—	—
Non-current certificates of deposit	405,834	405,834	—	—
	$1,673,597	$1,673,597	$—	$—

		Fair Value Measurement at February 28, 2010 Using:
	February 28, 2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,401,601	$1,401,601	$—	$—
Investment securities available for sale	128,030	128,030	—	—
Certificates of deposit	204,399	204,399	—	—
Non-current certificates of deposit	405,834	405,834	—	—
	$2,139,864	$2,139,864	$—	$—

D.            Segment Information

Information regarding operations and assets by segment is as follows:

	For the three months ended May 31,
	2010	2009
Business segment revenue:
Oil and gas	$313,068	$227,102

Business segment profit (loss):
Oil and gas	$74,643	$69,510
Coal and gravel	(332)	(6,440)
Real estate development	(39,311)	(72,414)
General corporate	(140,973)	(142,629)
Loss from operations	(105,973)	(151,973)
Interest income and other, net	10,170	13,062
Loss before income taxes	$(95,803)	$(138,911)

	As of May 31, 2010	As of February 28, 2010
Total assets:
Oil and gas	$3,033,118	$3,084,610
Coal and gravel	260,488	260,488
Real estate held for sale	3,168,107	3,168,107
General corporate	524,487	529,681
	$6,986,200	$7,042,886

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Items 7 and 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and the Notes to Condensed Financial Statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

Net Loss. The Company had a net loss of $60,386 ($0.01 per share) for the three months ended May 31, 2010 (the “2010 period”) compared to a net loss of $87,555 ($0.02 per share) for the three months ended May 31, 2009 (the “2009 period”).

Revenues. Combined oil and gas revenues were $313,068 for the 2010 period compared to $227,102 for the 2009 period, representing an increase of $85,966 (37.9%).  Although oil and gas sales volumes decreased, higher average sales prices received for both oil and gas resulted in increased revenue for the 2010 period as compared to the 2009 period.   The following table compares the Company’s oil and gas revenues, sales volumes and average prices received during the 2010 period with those received during the 2009 period:

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009	Percentage Difference
Oil:
Revenues	$279,212	$202,967	37.6%
Volume (Bbls.)	3,584	4,194	-14.5%
Average Price (per Bbl.)	$77.90	$48.40	61.0%

Gas:
Revenues	$23,756	$14,985	58.5%
Volume (mcf)	5,005	5,794	-13.6%
Average Price (per mcf)	$4.75	$2.59	83.4%

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing table.

Oil and Gas — Madison County, Texas Property. The Company’s principal producing oil and gas property in Madison County, Texas (the “Madison County, Texas Property”) is in the process of being water-flooded.  Oil sales volumes decreased 388 barrels and gas sales volumes decreased 418 mcf for the 2010 period as compared to the 2009 period; however, higher oil and gas prices received by the Company in the 2010 period resulted in an increase of $48,609 (40. 2%) in oil and gas revenues from the property. Operating expenses on the Madison County, Texas Property also decreased for the 2010 period as compared to the 2009 period, resulting in net income from the property for the 2010 period.

Gravel. As of fiscal 1994, gravel is no longer mined from the Company’s property in Durango, Colorado (the “Durango Property”).  Four Corners Materials (“FCM”), the former operator of the gravel mine, partially reclaimed the property in fiscal 2006 and received a partial release of its reclamation warranty, leaving a remaining reclamation warranty of $104,000. In fiscal 2009, the Colorado Division of Reclamation, Mining, and Safety (the “CDRMS”) records indicated that FCM requested a release of financial warranties and termination of the gravel permit, which the CDRMS denied. According to the CDRMS, FCM had not reclaimed (i) its sediment pond and overburden pile within the gravel permit area, (ii) a portion of the diversion ditch, and (iii) the electrical substation and has not topsoiled and seeded those areas. The CDRMS continues to hold $104,000 of FCM’s financial warranty for completion of the gravel mine reclamation.  The Company does not currently have any liability associated with FCM’s financial warranty or the reclamation.

Coal. The Company’s Carbon Junction Coal Mine permit covers 192 acres, and approximately 3.5 acres remained disturbed as of February 28, 2010. The Carbon Junction Coal Mine is located in La Plata County, Colorado. On August 25, 2006, the Company applied for a Phase I Bond Release of its financial warranty on the Carbon Junction Coal Mine, and approval of the bond release became final on May 23, 2008.  Approval criteria for a Phase I Bond Release state that “up to sixty percent of the applicable bond amount shall be released when the permittee has successfully completed backfilling, regrading, and drainage control in accordance with the approved reclamation plan.”  The amount of financial warranty applicable to the bond release area was $524,848.  Therefore the Phase I Bond Release amount was $314,909 (60% x $524,848), requiring a remaining financial warranty in the amount of $380,527. A discrepancy in the calculation of the Phase I Bond Release by the CDRMS regarding the Company’s remaining financial warranty resulted in a request on December 12, 2008 by the CDRMS that the Company increase its current financial warranty from $380,527 to $405,834, which it did increase in August 2009.

On November 19, 2007, the Company submitted Technical Revision No. 15 for approval of sediment pond removal.  On January 28, 2008, the sediment pond removal was approved with conditions and, in December 2008, reclamation of the sediment control system at the Carbon Junction Coal Mine was completed, with final revegetation of the reclaimed areas undertaken in April 2009.

On July 30, 2008, the Company submitted a Phase III bond release application seeking a monetary release of $237,356 of the then current $380,527 financial warranty.  Approximately 3.5 disturbed acres remain to be reclaimed; however, the acreage is contained in topsoil piles that are in excess to the requirements of reclamation of the mine site.  On May 13, 2010 the Company submitted Technical Revision No. 16 to the CDRMS requesting to leave the topsoil piles in place without requiring them to be reclaimed.  On June 11, 2010, the CDRMS notified the Company that its application to leave the remaining 3.5 disturbed acres in the stabilized topsoil piles has been approved and the topsoil pile is excluded from being redisturbed or reclaimed.  This did not result in any release of the financial warranty.

On May 14, 2009, the CDRMS advised the Company that it had not demonstrated residential post-mining land use satisfactorily and its Phase III bond release application would be held pending further information from the Company.  The full release of the Company’s remaining $405,834 financial warranty is subject to the CDRMS’s confirmation that the residential post-mining land use has been implemented. The Company is continuing to evaluate its options with regard to obtaining approval from the CDRMS of the Phase III bond release application.

Expenses. The Company’s oil and gas operating expenses for the 2010 period were $238,425 as compared to $213,592 for the 2009 period, representing a increase of $24,833 (11.6%). The primary reason for the increase in oil and gas operations expenses for the 2010 period was the reworking of a producing well in the North Texas area while other net expenses remained relatively unchanged.  Additional significant expenses are expected in the second quarter of fiscal 2011 related to the reworking of this well.  The Company did not incur any exploration or dry hole expenses during either the 2010 period or the 2009 period. The Company has restricted its oil and gas exploration activities in recent fiscal years as it has conserved its limited resources for utilization on (i) a secondary recovery water-flood project on its principal oil and gas producing property in Madison County, Texas, (ii) its proposed real estate project in Durango, Colorado and (iii) reclamation of its Carbon Junction Coal Mine in La Plata County, Colorado, which was substantially completed in 2009.

The expenses of the Company’s coal and gravel operations for the 2010 period were $332 as compared to $6,440 for the 2009 period, resulting in a decrease of $6,108 (94.8%) in the 2010 period. This decrease is almost entirely attributable to decreased testing and permitting activities.  However, expenses are expected to continue until final reclamation of the Carbon Junction Coal Mine and full release of the financial warranty required under the mine permit is obtained from the CDRMS.

The Company incurred real estate development expenses of $39,311 for the 2010 period as compared to $72,414 in the 2009 period, representing a decrease of $33,103 (45.7%) as a result of decreased ad valorem taxes and legal expenses.  The ad valorem taxes decreased as a result of a successful ad valorem protest to the La Plata County Assessor.

General and administrative expenses for the 2010 period were $140,973 as compared to $142,629 for the 2009 period, representing a decrease of $1,656 (1.2%).

Interest and Other Income. Interest and other income for the 2010 period was $10,170 as compared to $13,062 for the 2009 period, a decrease of $2,892 (22.1%). Interest and other income decreased primarily due to lower interest rates and smaller principal amounts, which were partially offset by a gain on securities available for sale.

Stock Repurchases.  The Company repurchased 17,487 shares of its common stock during the 2010 period at an average price of $2.88 per share.

Financial Condition and Liquidity

During the 2010 period, operating activities were net users of funds primarily due to increased trade accounts receivable from oil and gas sales and the Company’s net loss for the 2010 period.  During the 2010 period, investing activities were net users of funds primarily due to the purchase of equity securities available for sale in excess of sales. In addition, during the 2010 period, the Company used approximately $50,100 to repurchase shares of its common stock.  As a result, the Company’s cash and cash equivalents decreased by approximately $250,100 for the 2010 period. At May 31, 2010, the Company had no indebtedness, and had cash and cash equivalents and certificates of deposit of approximately $1,230,700 and $205,100, respectively.

The Company expects to fund its contemplated operations and any purchases of shares of common stock during the remainder of fiscal 2011 from its cash and cash equivalents and cash flow from its operations.

Critical Accounting Policies and Estimates

The Company did not have any material changes in critical accounting policies or in significant accounting estimates during the 2010 period.  Please see the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010 for a detailed discussion of the Company’s critical accounting policies and estimates.

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

Among the factors that could cause actual results to differ materially are oil and gas price fluctuations, failure to achieve expected production and the timing of receipt of revenues from existing and future exploration and development projects (including, particularly, the secondary recovery project on the Madison County, Texas Property), changes in oil and gas regulations, higher than estimated oil and gas and coal reclamation costs and delays with respect to, or failure to obtain, governmental permits and approvals necessary to proceed with real estate development. In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC.  In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company’s management, namely the Chief Executive and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive and Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of certain deficiencies involving internal control over financial reporting that constituted a material weakness as discussed below.

The material weakness identified was that the Company does not have the required technical expertise to properly calculate complex oil and gas required disclosures for FASB ASC Topic 740, Income Taxes and relies on outside sources for that calculation.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Issuer Repurchases:  During the 2010 period, the Company repurchased 17,487 shares of its common stock in private transactions based upon the stock price on the closing day of the transactions.  The following table summarizes the transactions.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
March 1 - March 31, 2010	—	—	—	—
April 1 – April 30, 2010	4,771	$2.51	—	—
May 1 – May 31, 2010	12,716	3.00	—	—
Total	17,487	$2.88	—	—

ITEM 6.  EXHIBITS

(31.1)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Sandra Pautsky, Chief Executive Officer of the Company, filed herewith.

(31.2)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Sandra Pautsky, Chief Financial Officer of the Company, filed herewith.

(32)	Section 1350 Certification of Sandra Pautsky, Chief Executive Officer and Chief Financial Officer of the Company, filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE ENERGY, INC.
(Registrant)

Date: July 15, 2010	By:	/s/ Sandra Pautsky
Sandra Pautsky, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) of Oakridge Energy, Inc.