Form 10-Q
period 2010-08-31
OAKRIDGE ENERGY INC
filed 2010-10-15
CIK 216748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒

As of October 14, 2010, 4,056,027 shares of the registrant’s common stock, par value $.04 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	August 31, 2010	February 28, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,028,514	$1,480,775
Trade accounts receivable	146,424	129,797
Investment securities available for sale	155,602	128,030
Prepaid expenses and other	10,054	16,715
Certificates of deposit	205,585	204,399
Total current assets	1,546,179	1,959,716

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $6,893,246 and $6,886,657, respectively	336,929	346,577

Coal and gravel properties, at cost, net of accumulated depreciation of $5,589,936	260,488	260,488

Other property and equipment, net of accumulated depreciation of $296,001 and $291,948, respectively	103,079	107,132

Real estate held for sale	3,168,107	3,168,107

Deferred income taxes	874,385	754,499

Other non-current assets	446,367	446,367

Total assets	$6,735,534	$7,042,886

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS (continued)

	August 31, 2010	February 28, 2010
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,835	$210,784
Accrued expenses	119,989	45,172
Current portion of asset retirement obligations	81,696	81,696
Total current liabilities	317,520	337,652

Asset retirement obligations	420,697	413,149
Total liabilities	738,217	750,801

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	15,631,694	15,809,759
Accumulated other comprehensive income (loss), net of tax	(9,976)	13,913
Stockholders’ equity before treasury stock	16,833,122	17,035,076
Less treasury stock, at cost; 6,101,776 shares and 6,071,689 shares, respectively	10,835,805	10,742,991
Total stockholders’ equity	5,997,317	6,292,085

Total liabilities and stockholders’ equity	$6,735,534	$7,042,886

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Oil and gas revenues	$274,494	$267,506	$587,562	$494,608

Operating expenses:
Oil and gas	254,970	231,333	493,395	444,925
Coal and gravel	9,532	16,127	9,864	22,567
Real estate development	38,414	69,067	77,725	141,481
General and administrative	161,200	155,993	302,173	298,622
Gain on sale of property	(1,542)	(3,930)	(1,542)	(59,930)
Total operating expenses	462,574	468,590	881,615	847,665

Loss from operations	(188,080)	(201,084)	(294,053)	(353,057)

Interest and other, net	1,374	1,340	11,544	14,402

Loss before income taxes	(186,706)	(199,744)	(282,509)	(338,655)

Income tax benefit	(69,027)	(73,844)	(104,444)	(125,200)

Net loss	$(117,679)	$(125,900)	$(178,065)	$(213,455)

Basic and diluted loss per common share:
Net loss	$(0.03)	$(0.03)	$(0.04)	$(0.05)

Weighted average common shares outstanding	4,060,441	4,185,187	4,070,314	4,222,714

Comprehensive loss for the three months ended August 31, 2010 and 2009 was $124,226 and $95,099, respectively.  Comprehensive loss for the six months ended August 31, 2010 and 2009 was $201,954 and $168,685, respectively.  Included in comprehensive loss is the change in available for sale securities, net of tax.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2010	2009
Operating Activities
Net loss	$(178,065)	$(213,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	10,642	11,131
Accretion of discount on asset retirement obligations	7,548	1,104
Gain on sale of marketable securities available for sale	(9,245)	—
Gain on settlement of asset retirement obligation	—	(34,116)
Loss on certificates of deposit	—	2,871
Gain on sales of oil and gas properties	(1,542)	(59,930)
Deferred income taxes	(107,579)	(130,483)
Change in reclamation bond liability	—	(25,307)
Abandoned leaseholds	5,191	50
Changes in operating assets and liabilities:
Trade accounts receivable	(16,627)	16,362
Prepaid expenses and other	6,661	5,514
Accounts payable	(94,949)	(279,732)
Accrued expenses	74,817	114,471
Asset retirement obligation	—	(48,292)
Net cash used in operating activities	(303,148)	(639,812)

Investing Activities
Additions to investment securities available for sale	(160,088)	(100,343)
Additions to oil and gas properties	(3,008)	—
Purchases of certificates of deposit	(1,186)	(251,007)
Proceeds from maturities of certificates of deposit	—	2,632,000
Proceeds from sale of investment securities available for sale	105,565	—
Proceeds from sales of oil and gas properties	2,418	59,930
Net cash provided by (used in) investing activities	(56,299)	2,340,580

Financing Activity
Purchases of treasury stock	(92,814)	(326,000)
Net increase (decrease) in cash and cash equivalents	(452,261)	1,374,768
Cash and cash equivalents at beginning of period	1,480,775	207,244
Cash and cash equivalents at end of period	$1,028,514	$1,582,012

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$6,057	$7,894

Supplemental Disclosure of Non-Cash Information
Change in unrealized loss on investment securities, net of tax	$23,889	$44,770

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

Notes to Financial Statements

(Unaudited)

A.            Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-K for the three and six month periods ended August 31, 2010 and 2009 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the fiscal year ended February 28, 2010 included in the Annual Report on Form 10-K of Oakridge Energy, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”).  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.  Operating results for the three and six months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2010.

B.            Impact of Recently Issued Accounting Standards

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements.  Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations.  Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves.  The SEC requires companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009.    The Company adopted this issued pronouncement as of its February 28, 2010 Annual Report on Form 10-K.

C.            Fair Value

Effective March 1, 2008, the Company adopted Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“FASB ASC Topic 820”).  FASB ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company’s cash equivalents and marketable securities are classified within Level 1 assets and are summarized below at the dates indicated:

		Fair Value Measurement at August 31, 2010 Using:
	August 31, 2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$844,642	$844,642	$—	$—
Investment securities available for sale	155,602	155,602	—	—
Certificates of deposit	205,585	205,585	—	—
Non-current certificates of deposit	405,834	405,834	—	—
	$1,611,663	$1,611,663	$—	$—

		Fair Value Measurement at February 28, 2010 Using:
	February 28, 2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,401,601	$1,401,601	$—	$—
Investment securities available for sale	128,030	128,030	—	—
Certificates of deposit	204,399	204,399	—	—
Non-current certificates of deposit	405,834	405,834	—	—
	$2,139,864	$2,139,864	$—	$—

D.            Segment Information

Information regarding operations and assets by segment is as follows:

	For the Three Months Ended August 31, 2010	For the Three Months Ended August 31, 2009	For the Six Months Ended August 31, 2010	For the Six Months Ended August 31, 2009
Business segment revenue:
Oil and gas	$274,494	$267,506	$587,562	$494,608

Business segment profit (loss):
Oil and gas	$21,066	$40,103	$95,709	$109,613
Coal and gravel	(9,532)	(16,127)	(9,864)	(22,567)
Real estate development	(38,414)	(69,067)	(77,725)	(141,481)
General corporate	(161,200)	(155,993)	(302,173)	(298,622)
Loss from operations	(188,080)	(201,084)	(294,053)	(353,057)
Interest income and other, net	1,374	1,340	11,544	14,402
Loss before income taxes	$(186,706)	$(199,744)	$(282,509)	$(338,655)

	As of August 31, 2010	As of February 28, 2010
Total assets:
Oil and gas	$2,787,972	$3,084,610
Coal and gravel	260,488	260,488
Real estate held for sale	3,168,107	3,168,107
General corporate	518,967	529,681
	$6,735,534	$7,042,886

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Items 6 and 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and the Notes to Condensed Financial Statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

Net Income (Loss).  The Company had a net loss of $117,679 ($0.03 per share) in the three months ended August 31, 2010 (the “three month 2010 period”) compared to a net loss of $125,900 ($0.03 per share) in the three months ended August 31, 2009 (the “three month 2009 period”) as a result of the items discussed below. In the six months ended August 31, 2010 (the “six month 2010 period” and together with the three month 2010 period, the “2010 periods”), the Company had a net loss of $178,065 ($0.04 per share) compared to a net loss of $213,455 ($0.05 per share) in the six months ended August 31, 2009 (the “six month 2009 period” and together with the three month 2009 period, the “2009 periods”) as a result of the items discussed below.

Revenues. Combined oil and gas revenues for the three month 2010 period were $274,494 compared to $267,506 for the three month 2009 period, representing an increase of $6,988 (2.6%). Combined oil and gas revenues for the six month 2010 period were $587,562 compared to $494,608 for the six month 2009 period, representing an increase of $92,954 (18.8%). The increases in the 2010 periods as compared to the 2009 periods were due to an increase in the Company’s average price received for oil and gas, which was partially offset by a decline in oil and gas sales volumes. The following tables compare the Company’s oil and gas revenues, sales volumes and average prices received during the 2010 periods with those during the 2009 periods:

	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009	Percentage Difference
Oil:

Revenues	$245,328	$240,256	2.1%
Volume (Bbls.)	3,362	3,630	(7.4)%
Average Price (per Bbl.)	$72.97	$66.19	10.2%

Gas:

Revenues	$18,281	$18,100	1.0%
Volume (MCF)	4,059	5,687	(28.6)%
Average Price (per MCF)	$4.50	$3.18	41.5%

	Six Months Ended August 31, 2010	Six Months Ended August 31, 2009	Percentage Difference
Oil:

Revenues	$524,540	$443,223	18.3%
Volume (Bbls.)	6,946	7,824	(11.2)%
Average Price (per Bbl.)	$75.52	$56.65	33.3%

Gas:

Revenues	$42,037	$33,085	27.1%
Volume (MCF)	9,064	11,427	(20.7)%
Average Price (per MCF)	$4.64	$2.90	60.0%

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing tables.

Madison County, Texas Property. The Company’s principal producing oil and gas property in Madison County, Texas (the “Madison County, Texas Property”) is in the process of being waterflooded.  Oil and gas revenue received from the Madison County, Texas Property decreased $3,816 (2.3%) for the three month 2010 period as compared to the three month 2009 period.  Average oil prices received by the Company increased $6.67 per barrel (10.1%), however, oil sales volumes decreased 305 barrels (12.9%) in the three month 2010 period as compared to the three month 2009 period, resulting in a decrease in revenue.  Oil and gas revenue received from the Madison County, Texas Property increased $44,793 (15.7%) for the six month 2010 period as compared to the six month 2009 period.  The Company received increased average oil prices in the amount of $18.67 per barrel (33.1%) in the six month 2010 period as compared to the six month 2009 period, which was partially offset by decreased oil sales volumes of 693 barrels (14.4%) in the six month 2010 period as compared to the corresponding 2009 period.  Operating expenses on the Madison County, Texas Property also decreased for the 2010 periods as compared to the 2009 periods, resulting in net income from the property of approximately $56,500 for the three month 2010 period and approximately $100,400 for the six month 2010 period.

Gravel. As of fiscal 2006, gravel is no longer mined from the Company’s property in Durango, Colorado (the “Durango Property”).  Four Corners Materials (“FCM”), the former operator of the gravel mine, partially reclaimed the property in fiscal 2006 and received a partial release of its reclamation warranty, leaving a remaining reclamation warranty of $104,000. In fiscal 2009, the Colorado Division of Reclamation, Mining, and Safety (the “CDRMS”) records indicated that FCM requested a release of financial warranties and termination of the gravel permit, which the CDRMS denied. According to the CDRMS, FCM had not reclaimed, topsoiled and seeded (i) its sediment pond and overburden pile within the gravel permit area, (ii) a portion of the diversion ditch, and (iii) the electrical substation.  The CDRMS continues to hold $104,000 of FCM’s financial warranty for completion of the gravel mine reclamation.  The Company does not currently have any liability associated with FCM’s financial warranty or the reclamation.

Coal. The Company’s Carbon Junction Coal Mine permit covers 192 acres and is located in La Plata County, Colorado.  On August 25, 2006, the Company applied for a Phase I Bond Release of its financial warranty on the Carbon Junction Coal Mine, and approval of the bond release became final on May 23, 2008, leaving $380,527 remaining of the prior $524,848 financial warranty.  A discrepancy in calculation of the Phase I Bond Release by the CDRMS regarding the Company’s remaining financial warranty resulted in a request on December 12, 2008 by the CDRMS that the Company increase its current financial warranty from $380,527 to $405,834, which the Company increased in August 2009.

On November 19, 2007, the Company submitted Technical Revision No. 15 for approval of sediment pond removal.  On January 28, 2008, the CDRMS approved the removal of the sediment control system pending a demonstration that the revegetation was adequate to control runoff to pre-mining levels, which was demonstrated by the Company and approved by the CDRMS in July 2008.  In December 2008, the reclamation of the sediment control system at the Carbon Junction Mine was completed, with final revegetation of the reclaimed sediment control areas undertaken in May 2009.

On July 30, 2008, the Company submitted a Phase III bond release application seeking a monetary release of another portion of the financial warranty.  On May 14, 2009, the CDRMS advised the Company that it had not demonstrated that one of the approved post-mining land uses (residential) had “substantially commenced” to the satisfaction of the CDRMS.  The CDRMS advised that the Phase III bond release application would be held pending further information from the Company.  In May 2010, the Company submitted additional information to the CDRMS; however, the CDRMS has stated that the Company still did not adequately demonstrate substantial commencement of the residential post-mining land use and on September 30, 2010, proposed denial of the Company’s Phase III bond release request on November 1, 2010.  The Company is continuing to evaluate its options to satisfy the CDRMS.

Expenses. The Company’s oil and gas operating expenses for the three month 2010 period were $254,970 compared to $231,333 for the three month 2009 period, representing an increase of $23,637 (10.2%). The Company’s oil and gas operating expenses for the six month 2010 period were $493,395 compared to $444,925 for the six month 2009 period, representing an increase of $48,470 (10.9%).  Total oil and gas operating expenses increased for both 2010 periods as compared to the 2009 periods even though lease operating expenses decreased approximately $18,000 for the three month 2010 period as compared to the three month 2009 period and remained virtually unchanged for the six month 2010 period as compared to the six month 2009 period.  Decreases in lease operating expenses were offset by increases in write-offs of abandoned leasehold interests in the 2010 periods as compared to the 2009 periods, and the Company also recognized a gain in the 2009 periods related to the completion of a plugging program on certain previously abandoned North Texas oil and gas properties in the amount of $34,117.  No such gain was recognized in the 2010 periods.  The Company did not incur any exploration expenses or dry hole expenses during the 2009 periods or the 2010 periods.

The Company’s coal operating expenses for the three month 2010 period were $9,532 compared to $16,127 for the three month 2009 period, representing a decrease of $6,595 (40.9%). The Company’s coal operating expenses for the six month 2010 period were $9,864 compared to $22,567 for the six month 2009 period, representing a decrease of $12,703 (56.3%).  The decreases in both 2010 periods as compared to the 2009 periods were due to reduced reclamation costs partially offset by increased testing and permitting costs.  These expenses are expected to continue until final reclamation of the Carbon Junction Coal Mine and full release of the financial warranty required under the mine permit is obtained from the CDRMS.

Real estate development expenses were $38,414 for the three month 2010 period as compared to $69,067 for the three month 2009 period, representing a decrease of $30,653 (44.4%).  The Company’s real estate development expenses for the six month 2010 period were $77,725 as compared to $141,481 for the six month 2009 period, representing a decrease of $63,756 (45.1%).  The decreases for both 2010 periods as compared to the 2009 periods were due to decreased ad valorem taxes, legal fees and contract services.  The ad valorem taxes decreased as a result of a successful ad valorem protest to the La Plata County Assessor.

General and administrative expenses for the three month 2010 period were $161,200 as compared to $155,993 for the three month 2009 period, representing an increase of $5,207 (3.3%).  General and administrative expenses for the six month 2010 period were $302,173 compared to $298,622 for the six month 2009 period, representing an increase of $3,551 (1.2%).

Interest and Other Income. Interest and other income for the three month 2010 period was $1,374 compared to $1,340 for the three month 2009 period, representing an increase of $34 (2.5%).  Interest and other income for the six month 2010 period was $11,544 compared to $14,402 for the six month 2009 period, representing a decrease of $2,858 (19.8%).  Interest income decreased in both periods primarily due to lower interest rates and smaller principal amounts.  However, the increased interest income in both 2009 periods was offset by a loss on the sale of certificates of deposit realized during both of the 2009 periods.  A gain on the sale of securities available for sale recognized in the six month 2010 period offset the decrease in interest income for that period.

The Company repurchased 12,600 shares of its common stock during the three month 2010 period at an average price of $3.38 per share.

Financial Condition and Liquidity

During the six month 2010 period, operating activities were net users of funds primarily due to the Company’s net loss and related change in deferred income taxes for the 2010 period and payment of property taxes for the Durango Property, which were included in accounts payable at the February 28, 2010 fiscal year end.  During the six month 2010 period, investing activities were net users of funds primarily due to the purchase of investment securities available for sale in excess of proceeds from sales of investment securities available for sale.  In addition, during the 2010 period, the Company used $92,814 to repurchase shares of its common stock.  As a result, the Company’s cash and cash equivalents decreased by $452,261 for the 2010 period.  At August 31, 2010, the Company had no indebtedness, and had cash and cash equivalents and certificates of deposit of $1,028,514 and $205,585, respectively.

The Company expects to fund its contemplated operations and any purchases of shares of the Company’s common stock it makes, if any, during the remainder of fiscal 2011 from its cash and cash equivalents and any cash flow from its operations.

Critical Accounting Policies and Estimates

The Company did not have any material changes in critical accounting policies or in significant accounting estimates during the six months ended August 31, 2010.  Please see the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010 for a detailed discussion of the Company’s critical accounting policies and estimates.

Recent Updates

On September 27, 1010, the Board of Directors of the Company acted to appoint Arbie M. Ray as President, Chief Executive Officer and Chief Financial Officer of the Company to fill the vacancies resulting from the passing of Sandra Pautsky on September 22, 2010.  Ms. Ray’s extensive knowledge and long-term involvement in the day-to-day operations of the Company, including her previous positions as Accounting Manager and Assistant to the President, are expected to facilitate her succession into these positions.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company’s management, namely the President, Chief Executive Officer and Chief  Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of the following deficiency involving internal control over financial reporting that constituted a material weakness as discussed below.

The material weakness identified was that the Company does not have the required technical expertise to properly calculate complex oil and gas required disclosures for FASB ASC Topic 740, Income Taxes and relies on outside sources for that calculation.

The Company has not implemented a control to mitigate the material weakness related to FASB ASC Topic 740 calculations and disclosures.  At any time, if it appears that a control can be implemented in a cost-effective manner for the Company to mitigate such material weakness, the Company expects to implement the control.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month 2010 period, the Company repurchased 12,600 shares of its common stock in private transactions based upon the stock price on the closing day of the transactions.  The following table summarizes the transactions.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
June 1-June 30, 2010	1,500	$3.61	—	—
July 1-July 31, 2010	11,100	$3.35	—	—
August 1-August 31, 2010	—	—	—	—
Total	12,600	$3.38	—	—

ITEM 6.  EXHIBITS

(31.1)                   Rule 13a-14(a)/Rule 15d-14(a) Certification of Arbie M. Ray, Principal Executive Officer of the Company, filed herewith.

(31.2)                   Rule 13a-14(a)/Rule 15d-14(a) Certification of Arbie M. Ray, Principal Financial Officer of the Company, filed herewith.

(32)                            Section 1350 Certification of Arbie M. Ray, Principal Executive Officer and Principal Financial Officer of the Company, filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE ENERGY, INC.
(Registrant)

Date: October 15, 2010	By:	/s/ Arbie M. Ray
Arbie M. Ray, President and Chief
Executive Officer and Chief Financial
Officer of Oakridge Energy, Inc.