Form 10-Q
period 2010-11-30
OAKRIDGE ENERGY INC
filed 2011-01-14
CIK 216748

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of January 13, 2011, 4,030,345 shares of the registrant’s common stock, par value $.04 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OAKRIDGE ENERGY, INC.

BALANCE SHEETS

	November 30, 2010	February 28, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$795,593	$1,480,775
Trade accounts receivable	117,018	129,797
Investment securities available for sale	217,658	128,030
Prepaid expenses and other	11,051	16,715
Certificates of deposit	306,273	204,399
Total current assets	1,447,593	1,959,716

Oil and gas properties, at cost, using the successful efforts method of accounting, net of accumulated depletion and depreciation of $6,895,700 and $6,886,657, respectively	334,475	346,577

Coal and gravel properties, at cost, net of accumulated depreciation of $5,589,936	260,488	260,488

Other property and equipment, net of accumulated depreciation of $297,548 and $291,948, respectively	101,532	107,132

Real estate held for sale	3,168,107	3,168,107

Deferred income taxes	919,366	754,499

Other non-current assets	446,367	446,367

Total assets	$6,677,928	$7,042,886

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

BALANCE SHEETS (continued)

	November 30, 2010	February 28, 2010
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$166,296	$210,784
Accrued expenses	131,602	45,172
Current portion of asset retirement obligations	81,696	81,696
Total current liabilities	379,594	337,652

Asset retirement obligations	421,385	413,149
Total liabilities	800,979	750,801

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.04 per share, 20,000,000 shares authorized, 10,157,803 shares issued	406,312	406,312
Additional paid-in capital	805,092	805,092
Retained earnings	15,521,619	15,809,759
Accumulated other comprehensive income, net of tax	30,981	13,913
Stockholders’ equity before treasury stock	16,764,004	17,035,076
Less treasury stock, at cost; 6,126,776 shares and 6,071,689 shares, respectively	10,887,055	10,742,991
Total stockholders’ equity	5,876,949	6,292,085
Total liabilities and stockholders’ equity	$6,677,928	$7,042,886

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Oil and gas revenues	$256,444	$259,844	$844,006	$754,452

Operating expenses:
Oil and gas	240,194	210,623	733,589	655,548
Coal and gravel	33,542	2,104	43,406	24,671
Real estate development	55,229	61,213	132,954	202,694
General and administrative	103,393	121,667	405,566	420,289
Gain on sale of property	(726)	(14,395)	(2,268)	(74,325)
Total operating expenses	431,632	381,212	1,313,247	1,228,877

Loss from operations	(175,188)	(121,368)	(469,241)	(474,425)

Interest and other, net	549	1,087	12,093	15,489

Loss before income taxes	(174,639)	(120,281)	(457,148)	(458,936)

Income tax benefit	64,564	44,469	169,008	169,669

Net loss	$(110,075)	$(75,812)	$(288,140)	$(289,267)

Basic and diluted loss per common share:
Net loss	$(0.03)	$(0.02)	$(0.07)	$(0.07)

Weighted average common shares outstanding	4,045,038	4,101,838	4,061,950	4,182,715

Comprehensive loss for the three months ended November 30, 2010 and 2009 was $69,118 and $42,403, respectively.  Comprehensive loss for the nine months ended November 30, 2010 and 2009 was $271,072 and $211,088, respectively.  Included in comprehensive loss is the change in available for sale securities, net of tax.

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30,
	2010	2009
Operating Activities
Net loss	$(288,140)	$(289,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	14,643	15,615
Accretion of discount on asset retirement obligations	11,321	1,656
Gain on sale of investment securities available for sale	(9,245)	—
Gain on settlement of asset retirement obligation	—	(34,116)
Loss on certificates of deposit	—	2,871
Gain on sales of oil and gas properties	(2,268)	(74,325)
Deferred income taxes	(173,659)	(176,877)
Change in reclamation bond liability	—	(25,307)
Abandoned leaseholds	5,191	377
Changes in operating assets and liabilities:
Trade accounts receivable	12,779	44,890
Prepaid expenses and other	5,664	6,841
Accounts payable	(44,488)	(169,571)
Accrued expenses	86,430	158,292
Asset retirement obligation	(3,085)	(48,439)
Net cash used in operating activities	(384,857)	(587,360)

Investing Activities
Additions to investment securities available for sale	(160,088)	(100,343)
Additions to oil and gas properties	(3,008)	(13,876)
Purchases of certificates of deposit	(101,874)	(251,524)
Proceeds from maturities of certificates of deposit	—	2,632,000
Proceeds from sale of investment securities available for sale	105,565	—
Proceeds from sales of oil and gas properties	3,144	74,325
Net cash provided by (used in) investing activities	(156,261)	2,340,582

Financing Activity
Purchases of treasury stock	(144,064)	(356,241)
Net increase (decrease) in cash and cash equivalents	(685,182)	1,396,981
Cash and cash equivalents at beginning of period	1,480,775	207,244
Cash and cash equivalents at end of period	$795,593	$1,604,225

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$6,057	$7,894

Supplemental Disclosure of Non-Cash Information
Change in unrealized gain on investment securities, net of tax	$17,068	$78,179

See accompanying notes to financial statements.

OAKRIDGE ENERGY, INC.

Notes to Financial Statements

(Unaudited)

A.            Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-K for the three and nine month periods ended November 30, 2010 and 2009 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods.  The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the fiscal year ended February 28, 2010 included in the Annual Report on Form 10-K of Oakridge Energy, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”).  The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.  Operating results for the three and nine months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011.  The Company’s operating segments are set forth in the annual financial statements and accompanying notes for the fiscal year ended February 28, 2010.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company’s cash equivalents, certificates of deposit and marketable securities are classified within Level 1 assets and are summarized below at the dates indicated:

		Fair Value Measurement at November 30, 2010 Using:
	November 30, 2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$719,662	$719,662	$—	$—
Investment securities available for sale	217,658	217,658	—	—
Certificates of deposit	306,273	306,273	—	—
Non-current certificates of deposit	405,834	405,834	—	—
	$1,649,427	$1,649,427	$—	$—

		Fair Value Measurement at February 28, 2010 Using:
	February 28, 2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,401,601	$1,401,601	$—	$—
Investment securities available for sale	128,030	128,030	—	—
Certificates of deposit	204,399	204,399	—	—
Non-current certificates of deposit	405,834	405,834	—	—
	$2,139,864	$2,139,864	$—	$—

C.            Segment Information

Information regarding operations and assets by segment is as follows:

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2010	2009	2010	2009
Business segment revenue:
Oil and gas	$256,444	$259,844	$844,006	$754,452

Business segment profit (loss):
Oil and gas	$16,976	$63,616	$112,685	$173,229
Coal and gravel	(33,542)	(2,104)	(43,406)	(24,671)
Real estate development	(55,229)	(61,213)	(132,954)	(202,694)
General corporate	(103,393)	(121,667)	(405,566)	(420,289)
Loss from operations	(175,188)	(121,368)	(469,241)	(474,425)
Interest income and other, net	549	1,087	12,093	15,489
Loss before income taxes	$(174,639)	$(120,281)	$(457,148)	$(458,936)

	As of November 30, 2010	As of February 28, 2010
Total assets:
Oil and gas	$2,730,916	$3,084,610
Coal and gravel	260,488	260,488
Real estate held for sale	3,168,107	3,168,107
General corporate	518,417	529,681
	$6,677,928	$7,042,886

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010 and the Notes to Financial Statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

Net Income (Loss).  The Company had a net loss of $110,075 ($0.03 per share) in the three months ended November 30, 2010 (the “three month 2010 period”) compared to a net loss of $75,812 ($0.02 per share) in the three months ended November 30, 2009 (the “three month 2009 period”) as a result of the items discussed below. In the nine months ended November 30, 2010 (the “nine month 2010 period” and together with the three month 2010 period, the “2010 periods”), the Company had a net loss of $288,140 ($0.07 per share) compared to a net loss of $289,267 ($0.07 per share) in the nine months ended November 30, 2009 (the “nine month 2009 period” and together with the three month 2009 period, the “2009 periods”) as a result of the items discussed below.

Revenues. Combined oil and gas revenues for the three month 2010 period were $256,444 compared to $259,844 for the three month 2009 period, representing a decrease of $3,400 (1.3%). Combined oil and gas revenues for the nine month 2010 period were $844,006 compared to $754,452 for the nine month 2009 period, representing an increase of $89,554 (11.9%). The changes in the 2010 periods as compared to the 2009 periods were due to an increase in the Company’s average price received for oil and gas, which was partially offset by a decline in oil and gas sales volumes. The following tables compare the Company’s oil and gas revenues, sales volumes and average prices received during the 2010 periods with those during the 2009 periods:

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	Percentage Difference
Oil:

Revenues	$228,374	$230,679	(1.0)%
Volume (Bbls.)	2,933	3,204	(8.5)%
Average Price (per Bbl.)	$77.87	$72.00	8.2%

Gas:

Revenues	$19,071	$20,015	(4.7)%
Volume (MCF)	4,393	5,660	(22.4)%
Average Price (per MCF)	$4.34	$3.54	22.6%

	Nine Months Ended November 30, 2010	Nine Months Ended November 30, 2009	Percentage Difference
Oil:

Revenues	$752,914	$673,902	11.7%
Volume (Bbls.)	9,879	11,028	(10.4)%
Average Price (per Bbl.)	$76.22	$61.11	24.7%

Gas:

Revenues	$61,108	$53,100	15.1%
Volume (MCF)	13,456	17,086	(21.2)%
Average Price (per MCF)	$4.54	$3.11	46.0%

Non-material amounts of natural gas liquids revenues and sales are excluded from the foregoing tables.

Madison County, Texas Property. The Company’s oil and gas property in Madison County, Texas (the “Madison County, Texas Property”) continues to be waterflooded.  Oil and gas revenue received from the Madison County, Texas Property decreased $5,018 (3.4%) for the three month 2010 period as compared to the three month 2009 period.  Average oil prices received by the Company from the Madison County, Texas Property increased $5.49 per barrel (7.7%) in the three month 2010 period compared to the three month 2009 period, however, oil sales volumes decreased 163 barrels (8.5%) in the three month 2010 period as compared to the three month 2009 period, resulting in a decrease in revenue.  Operating expenses on the Madison County, Texas Property increased $10,396 (8.4%) for the three month 2010 period as compared to the three month 2009 period resulting in net income from the property for the three month 2010 period in the amount of approximately $7,900 as compared to approximately $23,300 in net income for the three month 2009 period.

Oil and gas revenue received from the Madison County, Texas Property increased $39,775 (9.2%) for the nine month 2010 period as compared to the nine month 2009 period.  Average oil prices received by the Company from the Madison County, Texas Property increased $14.93 per barrel (24.6%) in the nine month 2010 period as compared to the nine month 2009 period, which was partially offset by decreased oil sales volumes of 856 barrels (12.7%) in the nine month 2010 period as compared to the corresponding 2009 period.  Operating expenses on the Madison County, Texas Property decreased $67,701 (15.7%) for the nine month 2010 period as compared to the nine month 2009 period due to decreased repairs, well servicing and tubing replacement costs. The Company received net income from the property of approximately $108,300 for the nine month 2010 period as compared to approximately $800 in net income for the nine month 2009 period.

Gravel.  The Company’s gravel property is located on the Company’s land in La Plata County, Colorado.  There are no current operations on the gravel property.

Coal.  The Company’s Carbon Junction Coal Mine permit covers 192 acres and is located in La Plata County, Colorado.  Currently, the Colorado Division of Reclamation, Mining and Safety (the “CDRMS”) holds a $405,834 financial warranty on the property.

On July 30, 2008, the Company submitted a Phase III final bond release application to the CDRMS seeking final reclamation liability release and monetary release of the remaining financial warranty.  On May 14, 2009, the CDRMS advised the Company that it had not demonstrated that one of the approved post-mining land uses (residential) had “substantially commenced” to the satisfaction of the CDRMS.  The CDRMS advised that the Phase III bond release application would be held pending further information from the Company.  In May 2010, the Company submitted additional information to the CDRMS; however, the CDRMS concluded that the Company still had not adequately demonstrated substantial commencement of the residential post-mining land use. The full release of the Company’s remaining $405,834 financial warranty (and legal reclamation liability) is subject to the CDRMS’s confirmation that the residential post-mining land use has been implemented.  On September 30, 2010, the CDRMS proposed denial of the Company’s Phase III final bond release or approval of a lesser release by the deadline of November 1, 2010.  In response, the Company employed legal counsel to evaluate its options in response to the proposed denial of the bond release application and the position of the CDRMS regarding post-mining land use.  The November 1, 2010 deadline has passed and the Company anticipates a draft decision from the CDRMS in January 2011.  The Company is also in discussions with the Colorado State Attorney General’s Office regarding the bond release application.

Expenses. The Company’s oil and gas operating expenses for the three month 2010 period were $240,194 compared to $210,623 for the three month 2009 period, representing an increase of $29,571 (14.0%). The Company’s oil and gas operating expenses for the nine month 2010 period were $733,589 compared to $655,548 for the nine month 2009 period, representing an increase of $78,041 (11.9%).  Increases in lease operating expense, ad valorem taxes and accretion of the asset retirement obligation were the primary reasons for the increased oil and gas operating expenses for the three month 2010 period as compared to the three month 2009 period.  The primary reasons for increases in oil and gas operating expenses for the nine month 2010 period as compared to the nine month 2009 period were increases in lease operating expenses, accretion of the asset retirement obligation, increased production taxes and write-offs of abandoned leasehold interests.  The Company also recognized a gain in the nine month 2009 period related to the completion of a plugging program on certain previously abandoned North Texas oil and gas properties in the amount of $34,116.  No such gain was recognized in the nine month 2010 period.  The Company did not incur any exploration expenses or dry hole expenses during the 2009 periods or the 2010 periods.

The Company’s coal operating expenses for the three month 2010 period were $33,542 as compared to $2,104 for the three month 2009 period, representing an increase of $31,438 (1,494.2%). The Company’s coal operating expenses for the nine month 2010 period were $43,406 as compared to $24,671 for the nine month 2009 period, representing an increase of $18,735 (75.9%). The increases in the three month 2010 period as compared to the three month 2009 period were due to increased reclamation costs, legal fees related to reclamation bond release and increased CDRMS compliance and site inspection costs.  The increases in the nine month 2010 period as compared to the nine month 2009 period were due to increased legal fees related to reclamation bond release and CDRMS compliance and site inspection costs which were partially offset by decreased reclamation costs.  These expenses are expected to continue until final reclamation of the Carbon Junction Coal Mine and full release of the financial warranty required under the mine permit is obtained from the CDRMS.

Real estate development expenses were $55,229 for the three month 2010 period as compared to $61,213 for the three month 2009 period, representing a decrease of $5,984 (9.8%).  The Company’s real estate development expenses for the nine month 2010 period were $132,954 as compared to $202,694 for the nine month 2009 period, representing a decrease of $69,740 (34.4%).  Decreased ad valorem taxes which were partially offset by increases in location maintenance, including road repair, were the primary reasons for the decreases in real estate development expenses in both 2010 periods as compared to the 2009 periods.  The ad valorem taxes decreased as a result of a successful ad valorem protest to the La Plata County Assessor.

General and administrative expenses for the three month 2010 period were $103,393 as compared to $121,667 for the three month 2009 period, representing a decrease of $18,274 (15.0%).  General and administrative expenses for the nine month 2010 period were $405,566 compared to $420,289 for the nine month 2009 period, representing a decrease of $14,723 (3.5%).  Decreases in both 2010 periods as compared to the 2009 periods are primarily due to decreased payroll costs which were partially offset by repair costs associated with the Company’s headquarters.

Interest and Other Income. Interest and other income for the three month 2010 period was $549 compared to $1,087 for the three month 2009 period, representing a decrease of $538 (49.5%).  Interest and other income for the nine month 2010 period was $12,093 compared to $15,489 for the nine month 2009 period, representing a decrease of $3,396 (21.9%). Interest income decreased in both 2010 periods primarily due to lower interest rates and smaller principal amounts. However, the increased interest income in the nine month 2009 period was partially offset by a loss on the sale of certificates of deposit realized during the nine month 2009 period.  A gain on the sale of securities available for sale recognized in the nine month 2010 period partially offset the decrease in interest income for that period.

The Company repurchased 25,000 shares of its common stock during the three month 2010 period at an average price of $2.05 per share.

Financial Condition and Liquidity

During the nine month 2010 period, operating activities were net users of funds primarily due to the Company’s net loss and related change in deferred income taxes for the nine month 2010 period. During the nine month 2010 period, investing activities were net users of funds primarily due to the purchase of certificates of deposit and the purchase of investment securities available for sale in excess of proceeds from sales of investment securities available for sale.  In addition, during the nine month 2010 period, the Company used $144,064 to repurchase shares of its common stock.  As a result, the Company’s cash and cash equivalents decreased by $685,182 for the nine month 2010 period.  At November 30, 2010, the Company had no indebtedness, and had cash and cash equivalents and certificates of deposit of $795,593 and $306,273, respectively.

The Company expects to fund its contemplated operations and any purchases of shares of the Company’s common stock it makes, if any, during the remainder of fiscal 2011 from its cash and cash equivalents and any cash flow from its operations.

Critical Accounting Policies and Estimates

The Company did not have any material changes in critical accounting policies or in significant accounting estimates during the nine months ended November 30, 2010.  Please see the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010 for a detailed discussion of the Company’s critical accounting policies and estimates.

Recent Updates

On September 27, 1010, the Board of Directors of the Company appointed Arbie M. Ray as President, Chief Executive Officer and Chief Financial Officer of the Company to fill the vacancies resulting from the passing of Sandra Pautsky on September 22, 2010.  Ms. Ray’s extensive knowledge and long-term involvement in the day-to-day operations of the Company are expected to facilitate her succession into these positions.

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

Among the factors that could cause actual results to differ materially are oil and gas price fluctuations, failure to achieve expected production and the timing of receipt of revenues from existing and future exploration and development projects (including, particularly, the secondary waterflooding recovery project on the Madison County, Texas Property), changes in oil and gas regulations, higher than estimated oil and gas and coal reclamation costs and delays with respect to, or failure to obtain, governmental permits and approvals necessary to proceed with real estate development. In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company’s management, namely the President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the President, Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of the following deficiency involving internal control over financial reporting that constituted a material weakness as discussed below.

The material weakness identified was that the Company does not have the required technical expertise to properly calculate complex oil and gas required disclosures for FASB ASC Topic 740, Income Taxes (“FASB ASC Topic 740”) and relies on outside sources for that calculation.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month 2010 period, the Company repurchased 25,000 shares of its common stock in private transactions based upon the closing stock price on the day of the transactions. The following table summarizes the transactions.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1-September 30, 2010	—	—	—	—
October 1-October 31, 2010	25,000	$2.05	—	—
November 1-November 30, 2010	—	—	—	—
Total	25,000	$2.05	—	—

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

OAKRIDGE ENERGY, INC.
(Registrant)

Date: January 14, 2011	By:	/s/ Arbie M. Ray
Arbie M. Ray, President, Chief
Executive Officer and Chief Financial
Officer of Oakridge Energy, Inc.